Form 10-K
period 1993-12-31
FIRST ALABAMA BANCSHARES INC
filed 1994-03-29
CIK 36032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                         COMMISSION FILE NUMBER 0-6159

                         FIRST ALABAMA BANCSHARES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 63-0589368
- -------------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

417 North 20th Street, Birmingham, Alabama              35202-0247
- -------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (205) 832-8450

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK - PAR VALUE $.625
- -------------------------------------------------------------------------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ----     ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

  State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 1994.

                Common Stock, $.625 Par Value--$1,245,152,851*

*Excludes as shares held by affiliates only shares held by the registrant's Employee Stock Purchase Plan, Employees' Stock Ownership Plan, Directors' Stock Investment Plan and executive officers who are directors without prejudice to a determination of control.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 9, 1994.

  Common Stock, $.625 Par Value--42,538,040 shares issued and 41,063,461 shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the annual proxy statement dated March 16, 1994 are incorporated by reference into Part III.

  Portions of the annual report to stockholders for the year ended December 31, 1993, are incorporated by reference into Parts I and II.

                                     PART I

ITEM 1.  Business

       (a) The Registrant, First Alabama Bancshares, Inc. (hereinafter called Registrant or First Alabama), is a bank holding company, incorporated under the laws of the state of Delaware and with its principal office located in Birmingham, Alabama. The Registrant became operational as a bank holding company when the exchange offer for the stock of its original banks in Montgomery, Birmingham and Huntsville became effective on July 13, 1971. Subsequently, the Registrant acquired 29 additional banks located in Alabama. From 1985 through 1988, Registrant merged these affiliate banks into First Alabama Bank, the Registrant's lead bank. In 1990, Registrant purchased certain assets and assumed the deposit liabilities of Baldwin County Federal Savings Bank and City Federal Savings and Loan Association in transactions with the Resolution Trust Corporation. These acquisitions added approximately $599 million in deposits at the acquisition dates. In 1992, Registrant acquired certain assets and assumed the deposit liabilities of seven offices formerly of Jefferson Federal Savings and Loan Association in a transaction with the Resolution Trust Corporation. This acquisition added approximately $49 million in deposits to First Alabama Bank. First Alabama Bank operates from 166 full-service offices located throughout Alabama.
       In 1987 Registrant made its first interstate bank acquisition by acquiring Santa Rosa State Bank in Milton and Pensacola, Florida.

Registrant expanded its northwest Florida operation in early 1988 through the acquisition of Sunshine Bank of Fort Walton Beach. In November 1988, Registrant's two Florida banks were merged into one bank and renamed Sunshine Bank. In 1991, Registrant purchased five offices with deposits of $146 million in Pensacola, Florida from Great Western Bank and merged these offices into Sunshine Bank. In the fourth quarter of 1993, Registrant acquired First Federal Savings Bank of DeFuniak Springs, Florida and First Federal Savings Bank of Marianna, Florida. These thrifts, with eight offices and $190 million in assets were merged into First Alabama's Florida bank, newly renamed Regions Bank of Florida. Regions Bank of Florida operates from 23 full-service offices in northwest Florida.
       Registrant's Georgia bank, First Alabama Bank of Columbus, began operations in July 1991, with the purchase from the Resolution Trust Corporation of three banking offices, formerly of Fulton Federal Savings and Loan Association, with deposits of $107 million. On March 14, 1994, this bank was renamed Regions Bank of Georgia.
       In December 1992, Registrant entered the Tennessee banking market for the first time through the acquisition of Security Federal Savings and Loan Association (Security Federal), a mutual association headquartered in Nashville, Tennessee. Security Federal, with assets of $383 million, subsequently converted to a Tennessee chartered state bank, First Security Bank of Tennessee. In June 1993, Registrant acquired Franklin County Bank, of Winchester, Tennessee adding four offices and $68 million in assets.

These banks serve the middle Tennessee market from 24 full-service offices.
       In December 1993, First Alabama purchased Secor Bank, Federal Savings Bank, headquartered in Birmingham, Alabama, adding $1.8 billion in assets. With the exception of one office in Centre, Alabama, which is expected to be sold, Secor's 23 Alabama offices were merged into First Alabama Bank in January 1994 resulting in the addition of four Alabama offices after the consolidation of
18. Secor's three Florida offices, with deposits of approximately $183 million, are expected to be sold in 1994. Secor's 15 Louisiana offices, which have $789 million in deposits, provide First Alabama with a retail banking franchise in New Orleans and northern Louisiana.
       In 1993, Registrant announced plans to change its name to Regions Financial Corporation in 1994, subject to approval from stockholders. Some subsidiaries of the Registrant have already been renamed to reflect the Registrant's proposed name change.
       All of Registrant's banking offices are engaged in the commercial banking business with certain offices providing trust services. Information on Registrant's bank and thrift subsidiaries as of December 31, 1993, is provided as follows:

                                                    Total Loans
                                    Total           (Net of Un-       Total
                                   Deposits        earned Income)     Assets
                                  ----------       --------------   ----------
                                                   (in thousands)
       First Alabama Bank         $6,470,696         $5,426,701     $7,587,231

       Regions Bank of Florida       445,040            316,994        492,541

       Regions Bank of Georgia        97,770             25,170        107,215

       First Security
         Bank of Tennessee           336,867            315,983        386,661

       Franklin County Bank           61,152             38,277         69,127

       Secor Bank, FSB             1,400,083          1,012,992      1,831,937

       Registrant, as of December 31, 1993, had three (3) operating bank-related subsidiaries. FAB Agency, Inc. acts as an insurance agent or broker with respect to credit life and accident and health insurance and other types of insurance which are related to extensions of credit by affiliate banks or bank-related subsidiaries. First Alabama Life Insurance Company, renamed Regions Life Insurance Company in January 1994, acts as a reinsurer of credit life and accident and health insurance connected with the activities of certain affiliates of Registrant. Regions Financial Building Corporation holds and operates properties for use by the Registrant and its affiliates.
       Regions Corporation, organized in 1993 as a subsidiary of the registrant, acts as a second tier holding company for Secor Bank, FSB, and its five subsidiaries - First Insurance Corporation, Secor Realty and Investment Corporation, Secor Insurance Agency, Inc. Alabama, Secor

Insurance Agency, Inc. Louisiana and Secor Credit Corporation. All of Secor's subsidiaries are scheduled to be dissolved or disposed of within the next two years.
       Registrant's lead bank, First Alabama Bank, had three (3) operating wholly-owned subsidiaries as of December 31, 1993. Real Estate Financing, Inc., headquartered in Montgomery, Alabama, is engaged in mortgage banking with its primary business and source of income being the origination and servicing of mortgage loans for long-term investors. Real Estate Financing, Inc., at December 31, 1993, serviced approximately $8.5 billion in real estate mortgages and operates loan production offices in Alabama, Florida, Georgia, Mississippi, Tennessee and South Carolina. Regions Title Company, a subsidiary of Real Estate Financing, Inc., was acquired in connection with the acquisition of Security Federal and acts as an agent with respect to issuance of title insurance policies related to the extension of credit by an affiliate bank or bank-related subsidiary. First Alabama Investments, Inc., which began operation in 1986, engages in securities underwriting and brokerage activities. Regions Agency, Inc., which was organized in 1985 and which is currently inactive, is authorized to act as an insurance agent for sales of various types of insurance policies. Regions Financial Leasing, Inc., which began operations in January 1992, holds and services certain lease contracts.
       Reference is made to pages 24 through 47 and 70 through 73 of the annual report to stockholders for the year ended December 31, 1993, submitted as Exhibit 13 hereto, for certain statistical (Guide 3) and other information.
       (b) The primary business conducted by Registrant's banking affiliates is banking, which includes provision of commercial and retail banking services and, in some cases, trust services. Registrant's bank-related subsidiaries perform services incidental to the field of banking.
Consequently, Registrant's only industry segment is the business of banking and the information required for industry segments is not applicable.
     Reference is made to pages 24 through 47 of the annual report to stockholders for the year ended December 31, 1993, included as Exhibit 13 hereto, for information required by this item.
     (c)(1) General. The Registrant is a bank holding company, registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, the Registrant and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.
     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank, (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank, or (iii) it may merge or consolidate with any other bank holding company.
     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.
     The BHC Act prohibits the Federal Reserve from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the deposits of its banking subsidiaries were greatest on the date the company became a bank holding company (Alabama in the case of the Registrant), unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. Alabama has adopted reciprocal interstate banking legislation permitting Alabama-based bank holding companies to acquire banks and bank holding companies in other states and allowing bank holding companies located in Arkansas, the District of Columbia, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Texas, Virginia, and West Virginia to acquire Alabama banks and bank holding companies.
     The BHC Act generally prohibits the Registrant from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible bank-related activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.
     Each of the subsidiary banks and the one subsidiary savings bank (collectively the "subsidiary institutions") of the Registrant is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, their deposits are insured by the FDIC to the extent provided by law. Each subsidiary institution is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.
     Because each of the Registrant's subsidiary banks is a state-chartered bank that is not a member of the Federal Reserve System, such banks are subject to supervision and examination by the FDIC. The Registrant's subsidiary savings bank is a federally-chartered savings bank that is a member of the Federal Home Loan Bank System and is subject to supervision and examination by the Office of Thrift Supervision ("OTS") and to the back-up supervisory authority of the FDIC. Such agencies regularly examine the operations of the subsidiary institutions and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. Such agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.
     The subsidiary institutions are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a subsidiary institution, to assess such institution's record in meeting the credit needs of the community served by that institution, including low and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal

Reserve will assess the records of each subsidiary institution of the applicant bank holding company, and such records may be the basis for denying the application.
     In December 1993, the federal banking agencies proposed to revise their CRA regulations in order to provide clearer guidance to depository institutions on the nature and extent of their CRA obligations and the methods by which those obligations will be assessed and enforced. The proposed regulations substitute for the current process-based CRA assessment factors a new evaluation system that would rate institutions based on their actual performance in meeting community credit needs. Under the proposal, all depository institutions would be subject to three CRA-related tests: a lending test; an investment test; and a service test. The lending test, which would be the primary test for all institutions other than wholesale and limited-purpose banks, would evaluate an institution's lending activities by comparing the institution's share of housing, small business, and consumer loans in low- and moderate-income areas in its service area with its share of such loans in the other parts of its service area. The agencies would also evaluate the institution's performance independent of other lenders by examining the ratio of such loans made by the institution to low- and moderate-income areas to all such loans made by the institution. At the election of an institution, the agencies would also consider "indirect" loans made by affiliates and subsidiaries of the institution as well as lending consortia and other lenders in which the institution had made lawful investments.
     The focus of the investment test, under which wholesale and limited-purpose institutions would normally be evaluated, would be the amount of assets (compared to its risk-based capital) that an institution has devoted to "qualified investments" that benefit low- and moderate-income individuals and areas in the institution's service area. The service test would evaluate an institution based on the percentage of its branch offices that are located in or are readily accessible to low- and moderate-income areas. Smaller institutions, those having total assets of less than $250 million, would be evaluated under more streamlined criteria.
     The joint agency CRA proposal provides that an institution evaluated under a given test would receive one of five ratings for that test: outstanding; high satisfactory; low satisfactory; needs to improve; or substantial non-compliance. The ratings for each test would then be combined to produce an overall composite rating of either outstanding, satisfactory (including both high and low satisfactory), needs to improve, or substantial non-compliance.
In the case of a retail-oriented institution, its lending test rating would form the basis for its composite rating. That rating would then be increased by up to two levels in the case of outstanding or high satisfactory investment performance, increased by one level in the case of outstanding service, and decreased by one level in the case of substantial non-compliance in service.
An institution found to have engaged in illegal lending discrimination would be rebuttably presumed to have a less-than-satisfactory composite CRA rating.
     Under the proposal, an institution's CRA rating will continue to be taken into account by a regulator in considering various types of applications. In addition, an institution receiving a rating of "substantial non-compliance" would be subject to civil money penalties or a cease and desist order under
Section 8 of the Federal Deposit Insurance Act (the "FDIA").
     It is uncertain at this time whether or when the CRA proposal will ultimately be adopted by the federal banking agencies in its current form.
     Payment of Dividends. The Registrant is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of the Registrant, including cash flow to pay dividends to its shareholders, is dividends from the subsidiary institutions. There are statutory and regulatory limitations on the payment of dividends by the subsidiary institution to the Registrant as well as the Registrant to its shareholders.
     As state nonmember banks, the subsidiary banks are subject to the respective laws and regulations of the States of Alabama, Florida, Georgia, and Tennessee and to the regulations of the FDIC as to the payment of dividends. The subsidiary savings bank is subject to the regulations of the OTS and the FDIC as to payment of dividends.
     If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The Federal Reserve, the FDIC, and the OTS have indicated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an insured institution may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized. See "Prompt Corrective Action." Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     At December 31, 1993, under dividend restrictions imposed under federal and state laws, the subsidiary institutions, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately $172 million.
     The payment of dividends by the Registrant and the subsidiary institutions may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.
     Transactions With Affiliates. There are various restrictions on the extent to which the Registrant and its nonbank subsidiaries can borrow or otherwise obtain credit from the subsidiary institutions. Each subsidiary institution (and its subsidiaries) is limited in engaging in borrowing and other "covered transactions" with nonbank or non-savings bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the subsidiary institution and its subsidiaries may not exceed 10% of the capital stock and surplus of such subsidiary institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the subsidiary institution and its subsidiaries may not exceed 20% of the capital stock and surplus of such subsidiary institution. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateralization requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.
     Capital Adequacy. The Registrant and the subsidiary institutions are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Registrant, the FDIC in the case of the subsidiary banks, and the OTS in the case of the subsidiary savings bank.

There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.
     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
     The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of qualifying subordinated debt, other preferred stock, and a limited amount of the allowance for loan losses. At December 31, 1993, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 11.13% and 13.48%, respectively.
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage ratio of at least 3.0% plus an additional cushion of 100 to 200 basis points. The Registrant's Leverage ratio at December 31, 1993 was 10.11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.
     Each of the Registrant's subsidiary banks is subject to risk-based and leverage capital requirements adopted by the FDIC and the Registrant's subsidiary savings bank is subject to tangible, risk-based, and core capital requirements adopted by the OTS. Each of the Registrant's subsidiary institutions was in compliance with applicable minimum capital requirements as of December 31, 1993. Neither the Registrant nor any of the subsidiary institutions has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."
     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve, the FDIC, and the OTS have, pursuant to FDICIA, proposed an amendment to the risk-based capital standards which would calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.
     Support of Subsidiary Institutions. Under Federal Reserve policy, the Registrant is expected to act as a source of financial strength to, and to commit resources to support, each of the subsidiary institutions. This support may be required at times when, absent such Federal Reserve policy, the Registrant may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of the subsidiary institutions are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary institution. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary institution will be assumed by the bankruptcy trustee and entitled to a priority of payment.
     Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.
     Prompt Corrective Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective on December 19, 1992, the federal banking regulators are required to establish five capital categories ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.
     Under the final agency rule implementing the prompt corrective action provisions, an institution that (i) has a Total Capital ratio of 10.0% or greater, a Tier I Capital ratio of 6.0% or greater, and a Leverage ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency, is deemed to be "well-capitalized." An institution with a Total Capital ratio of 8.0% or greater, a Tier I Capital ratio of 4.0% or greater, and a Leverage ratio of 4.0% or greater is considered to be "adequately capitalized." A depository institution that has a Total Capital ratio of less than 8.0% or a Tier I Capital ratio of less than 4.0% or a Leverage ratio that is less than 4.0% is considered to be "undercapitalized." A depository institution that has a Total Capital ratio of less than 6.0%, a Tier I Capital ratio of less than 3%, or a Leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier I capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.
     In the case of an institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, the institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the designated actions it is required to or may take with respect to a significantly undercapitalized institution if it determines "that those actions are necessary to carry out the purpose" of FDICIA.
     At December 31,1993, all of the Registrant's subsidiary institutions had the requisite capital levels to qualify as well capitalized.

     Brokered Deposits. The FDIC has adopted regulations governing the receipt of brokered deposits. Under the regulations, a depository institution cannot accept, rollover, or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because all of the subsidiary institutions of the Registrant had at December 31,1993, the requisite capital levels to qualify as well capitalized, the Registrant believes the brokered deposits regulation will have no material effect on the funding or liquidity of any of the subsidiary institutions.
     FDIC Insurance Assessments. In July 1993, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994 and replaces a transitional system that the FDIC had utilized for the 1993 calendar year, assigns an institution to one of three capital categories:
(i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for 1994, as they had during 1993, will range from .23% of deposits for an institution in the highest category (i.e., "well-capitalized" and "healthy" to .31% of deposits for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern").
     The FDIC is authorized to raise insurance premiums in certain circumstances. Any increase in premiums would have an adverse effect on the Registrant.
     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
     New Safety and Soundness Standards. In November 1993, federal banking agencies issued for comment proposed safety and soundness standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits. With respect to internal controls, information systems, and internal audit systems, the standards describe the functions that adequate internal controls and information systems must be able to perform, including (i) monitoring adherence to prescribed policies, (ii) effective risk management, (iii) timely and accurate financial, operational, and regulatory reporting, (iv) safeguarding and managing assets, and (v) compliance with applicable laws and regulations. The standards also include requirements that (i) those performing internal audits be qualified and independent, (ii) internal controls and information systems be tested and reviewed, (iii) corrective actions be adequately documented, and (iv) that results of an audit be made available for review of management actions.
     As in the case of internal controls and information systems, the proposal establishes general principles and standards, rather than specific requirements, that must be followed in other areas. For example, loan documentation and credit underwriting practices must be such that they enable the institution to make an informed lending decision and assess credit risk on an ongoing basis. Similarly, an institution must manage interest rate risk "in a manner that is appropriate to the size of (the institution) and the complexity of its assets and liabilities" and must conduct any asset growth in accordance with a plan that has taken a variety of factors such as deposit volatility, capital, and interest rate risk into account. The proposal also prohibits "excessive compensation," which is defined as amounts paid that are unreasonable or disproportionate to the services performed by an officer, employee, director, or principal shareholder in light of all circumstances. In order to help alert institutions and their regulators to deteriorating financial conditions, the proposed rule also would impose a maximum ratio of classified assets to total capital of 1.0 and, in the case of an institution that had incurred a net loss over the last four quarters, would require that institution to have sufficient capital to absorb a similar loss over the next four quarters and still remain in compliance with its minimum capital requirements.
     Depositor Preference. Legislation recently enacted by Congress establishes a nationwide depositor preference rule in the event of a bank failure. Under this arrangement, all deposits and certain other claims against a bank, including the claim of the FDIC as subrogee of insured depositors, would receive payment in full before any general creditor of the bank would be entitled to any payment in the event of an insolvency or liquidation of the bank.
     Other. Because of concerns relating to the competitiveness and the safety and soundness of the industry, the Congress is considering, even after the enactment of FIRREA and FDICIA, a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit depository institutions and bank holding companies from conducting certain types of activities, to subject depository institutions to increased disclosure and reporting requirements, to eliminate the present restriction on interstate branching by banks, to eliminate the present restriction on the purchase of banks and bank holding companies by banks and bank holding companies located in other states, to alter the statutory separation of commercial and investment banking and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of First Alabama may be affected thereby.
     Registrant's broker/dealer subsidiary is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, and certain state securities commissions.

         (i) The following chart shows for the last three years the percentage of total operating income contributed by each of the major categories of income.

                                                                        1993          1992          1991
                                                                       -----         -----         ------
  Interest and fees on loans                                            61.3%         59.1%         63.0%
  Interest on investment securities                                     16.9          19.6          19.1
  Interest on mortgage loans held for sale                               2.3           2.1           1.6
  Interest on federal funds sold                                         0.2           1.0           0.8
  Other interest income                                                  0.1           0.0           0.1
  Trust department income                                                2.7           2.6           2.2
  Service charges on deposit accounts                                    6.2           6.4           5.9
  Mortgage servicing and origination fees                                6.4           5.7           4.3
  Other non-interest income                                              3.9           3.5           3.0
                                                                       ------       ------        ------

       Total Operating Income                                          100.0%        100.0%        100.0%
                                                                       ======        ======        ======

         (ii) There has been no public announcement, and no information otherwise has become public, about a material new product or line of business.
         (iii) The monetary policies of the Board of Governors of the Federal Reserve affect the operations of Registrant's subsidiary institutions. Through changes in the reserve requirements against bank and thrift deposits, open market operations in U.S. Government securities and changes in the discount rate on borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing.
         The monetary policies of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past and are expected to do so in the future. The impact of such policies on the future business and earnings of the Registrant cannot be predicted.
         (iv) The Registrant does not have any material patents, trademarks, licenses, franchises, or concessions.
          (v) No material portion of the Registrant's business is of a seasonal nature.
         (vi) The primary sources of funds for the subsidiary institutions are deposits and borrowed funds. The Registrant's primary sources of operating funds are service fees, dividends, and interest which it receives from bank and bank-related subsidiaries.
        (vii) No material part of the business of the Registrant is dependent upon a single customer or a few customers. No single customer or affiliated group of customers accounts for 10% or more of Registrant's consolidated revenues.
       (viii) Information concerning backlog orders is not relevant to an understanding of the business of the Registrant.
         (ix) No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts by the Government.
          (x) All aspects of the Registrant's business are highly competitive. The Registrant's subsidiaries compete with other financial institutions located in Alabama; Columbus, Georgia; northwest Florida, Louisiana, Tennessee, and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, other mortgage companies and financial service operations of major commercial and retail corporations.
         As of December 31, 1993, the Registrant was the third largest bank holding company headquartered in Alabama based on both deposits and assets.
The Registrant has offices with deposits in excess of $800 million in each of the three largest metropolitan areas in Alabama. The Registrant's banking offices are located in markets primarily within the state of Alabama. In addition, the Registrant operates 23 banking offices in northwest Florida with approximately $445 million in deposits, three banking offices in Columbus, Georgia, with approximately $98 million in deposits, 15 banking offices in Louisiana with $789 million in deposits, and 24 banking offices in middle Tennessee, with approximately $398 million in deposits.
         Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. Although the ranking of Registrant's position varies in different markets, Registrant believes that its affiliates effectively compete with other banks and thrifts in their relevant market areas.

         On July 1, 1987, Alabama's regional reciprocal interstate banking statute became effective. The statute provides for an interstate banking region that includes Alabama, Arkansas, the District of Columbia, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Texas, Virginia, and West Virginia. All of these states have passed some form of interstate banking legislation which is reciprocal with Alabama. Institutions from outside this region could also enter Alabama through the purchase of failed institutions from the Resolution Trust Corporation or the FDIC. If other bank holding companies enter Alabama through acquisition or otherwise, competition for banking services in Alabama could increase. To date, there have been several relatively small acquisitions by out-of-state firms, however the effect on Registrant has been insignificant.
         Congress is considering legislation to eliminate the present restrictions on interstate branching by banks and the present restrictions on the purchase of banks and bank holding companies by banks and bank holding companies located in other states. In addition, several states included in Alabama's regional reciprocal interstate banking statue have passed or are considering some form of legislation that would enable banks or bank holding companies located in any other state in the nation to purchase banks or bank holding companies in that state. Alternatively, the legislation would enable banks or bank holding companies located in that state to purchase banks or bank holding companies located in any other state in the nation. Although Alabama is not currently considering interstate banking legislation, the enactment of some form of interstate banking by the Congress or by other states in the Registrant's market areas, could further intensify competition in the Registrant's business.
          (xi) There were no material expenditures during the last three fiscal years on research and development activities by the Registrant.
         (xii) Regulations of any governmental authority concerning the discharge of materials into the environment are expected to have no material effect on the Registrant or any of its subsidiaries.
        (xiii) As of December 31, 1993, Registrant, its affiliate banks and other subsidiaries had a total of 5,439 full-time-equivalent employees.
     (d) Registrant neither engages in foreign operations nor derives a significant portion of its business from customers in foreign countries.

ITEM 2.  Properties

     The corporate headquarters of the Registrant occupy several floors of the downtown Birmingham main banking office facility. Certain administrative offices of the Registrant are located in downtown Montgomery, in the First Alabama Bancshares Building, a modern, eight-story building owned by Regions Financial Building Corporation, a wholly-owned subsidiary of Registrant, and a six story building owned by First Alabama Bank, also a wholly-owned subsidiary of Registrant.
     Registrant's largest banking offices, all of which are owned by wholly-owned subsidiaries of the Registrant, are located in Birmingham, Mobile, Montgomery and Huntsville, Alabama. The Birmingham offices are in a modern, 18 story office building in downtown Birmingham and an operations center outside the downtown area. The Mobile offices operate from an 18 story office building with an eight-story annex. The Montgomery offices are in a modernized and enlarged, 12 story building, also owned by Regions Financial Building Corporation. The Huntsville offices are in a historic main office building in downtown Huntsville. Portions of the Birmingham, Mobile and Montgomery main office buildings are leased to other tenants. In addition to the four main offices, a total of 77 full-service branches were maintained at December 31, 1993, within the respective cities or counties in the four markets.
     Registrant's other 85 Alabama banking offices at December 31, 1993, operated in these Alabama counties: Autauga, Baldwin, Blount, Calhoun,

Cherokee, Chilton, Choctaw, Clarke, Coffee, Conecuh, Covington, Cullman, Dallas, Etowah, Houston, Lauderdale, Lee, Limestone, Macon, Marengo, Marshall, Monroe, Morgan, Pike, Russell, Shelby, Sumter, Talladega, Tallapoosa, Tuscaloosa and Walker. Registrant's 23 Florida banking offices operate in the Florida counties of Calhoun, Escambia, Holmes, Jackson, Okaloosa, Santa Rosa, Walton and Washington. Registrant operates three Georgia banking offices in Muskogee County, Georgia, and 24 Tennessee banking offices in the counties of Coffee, Cheatham, Davidson, Franklin, Macon, Montgomery, Overton, Putnam, Robertson, Rutherford, Sumner and Williamson. Registrant's Louisiana affiliate operates 15 offices located in the parishes of Clairborne, Jefferson, Lafourche, Orleans, Ouachita, St. Bernard, St. Tammany and Webster.
     Registrant's subsidiary, Real Estate Financing, Inc. has its main offices located in Montgomery. As of December 31, 1993, it maintained 23 loan production offices, located in Birmingham, Huntsville, Daphne, Dothan, Decatur, Enterprise, Foley, Guntersville, Mobile, Montgomery, Prattville, Thomasville and Tuscaloosa, Alabama; Destin, Pensacola and Tallahassee, Florida; Columbus, Georgia; Jackson, Mississippi; Columbia and Greenville, South Carolina; and Knoxville and Memphis, Tennessee.
     Regions Life Insurance Company and FAB Agency, Inc. conduct business from offices located in Montgomery. FAB Agency, Inc. is also authorized to do business at the offices of Real Estate Financing, Inc. and at the offices of bank affiliates.

     First Alabama Investments, Inc. has its main office located in Birmingham. As of December 31, 1993, it maintained four other offices located in Huntsville, Mobile and Montgomery, Alabama, and Pensacola, Florida.
     The subsidiary depository institutions operated a total of 231 full-service offices at December 31, 1993. Of the 231 total full-service offices, 67 are subject to a building or ground lease and 164 are wholly owned by subsidiaries of the Registrant. For offices in leased premises, annual rentals totaled approximately $3,686,000 as of December 31, 1993. During 1993, banking affiliates received approximately $3,589,000 in rentals for space leased to others. At December 31, 1993, encumbrances on the offices, equipment and other operational facilities owned by the affiliates totaled approximately $5,543,000 with a weighted average interest rate of 8.8%.

ITEM 3.  Legal Proceedings

     "Note L. Commitments and Contingencies" on page 62 of the annual report to stockholders for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Registrant did not submit any matters to a vote of security holders during the fourth quarter of 1993.

                                    PART II
ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     "Common Stock Market Prices and Dividends" on page 47 of the annual report to stockholders for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 6.  Selected Financial Data

     "Historical Financial Summary" on pages 70 through 73 of the annual report to stockholders for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 47 of the annual report to stockholders for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

     The report of independent auditors and the consolidated financial statements of the Registrant and its subsidiaries, included in the annual report to stockholders for the year ended December 31, 1993, are incorporated herein by reference.
     "Summary of Quarterly Results of Operations" on page 47 and "Effects of Inflation" on page 46 of the annual report to stockholders for the year ended December 31, 1993, are incorporated herein by reference.

ITEM 9.  Changes in and Disagreements with Accountants
         On Accounting and Financial Disclosure

     There have been no disagreements on accounting and financial disclosure between Registrant and Ernst & Young.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     "Information on Directors" from pages 3 through 6 and "Section 16 Transactions" on page 6 of the Registrant's proxy statement dated March 16, 1994, are incorporated herein by reference.
     Executive officers of the Registrant as of December 31, 1993, are as follows:

                                              Position and
                                              Offices Held with                                  Officer
  Executive Officer                  Age      Registrant and Subsidiaries                         Since
- --------------------                 ---      ----------------------------                       -------
J. Stanley Mackin                    61       Chairman, Director and Chief Executive Officer,     1983*
                                              Registrant and First Alabama Bank; Director,
                                              Secor Bank, FSB, Real Estate Financing, Inc., FAB
                                              Agency, Inc., Regions Agency, and Regions Life
                                              Insurance Company.

Richard D. Horsley                   51       Vice Chairman, Director and Executive Financial     1972
                                              Officer, Registrant and First Alabama Bank;
                                              Director and Vice President, Regions Agency,
                                              Inc.; Director, FAB Agency, Inc., Secor Bank,
                                              FSB, Regions Life Insurance Company, Regions
                                              Financial Building Corp. and Real Estate
                                              Financing, Inc.

Sam P. Faucett                       59       President/Western Region and Florida Region;        1983*
                                              Chairman and Chief Executive Officer, First
                                              Alabama Bank - Tuscaloosa; Director, Regions Bank
                                              of Florida and Real Estate Financing, Inc.

Joe M. Hinds, Jr.                    56       President/Northern Region and Tennessee Region;     1983*
                                              Chairman and Chief Executive Officer, First
                                              Alabama Bank - Huntsville.

Wilbur B. Hufham                     56       President/Southeastern Region; Chairman,            1983*
                                              President and Chief Executive Officer, First
                                              Alabama Bank - Montgomery.

                                              Position and
                                              Offices Held with                                  Officer
  Executive Officer                  Age      Registrant and Subsidiaries                         Since
- --------------------                 ---      ----------------------------                       -------
Carl E. Jones, Jr.                   53       President/Southern Region and Louisiana Region;     1983*
                                              Chairman and Chief Executive Officer, First
                                              Alabama Bank - Mobile.

William E. Jordan                    59       President/Central Region; Chairman and Chief        1990*
                                              Executive Officer, First Alabama Bank -
                                              Birmingham.

William E. Askew                     44       Executive Vice President - Retail Banking           1987
                                              Division, Registrant and First Alabama Bank.

Delmar F. Epton                      60       Executive Vice President - Operations Group,        1986*
                                              Registrant and First Alabama Bank.

Robert P. Houston                    49       Executive Vice President and Comptroller,           1974
                                              Registrant and First Alabama Bank; Director and
                                              Treasurer, Regions Financial Building Corp.;
                                              Director, Secretary and Treasurer, FAB Agency,
                                              Inc., Regions Life Insurance Company and Regions
                                              Agency, Inc.; Director, Secor Bank, FSB.

Charles S.                           57       Senior Vice President - Investments, Registrant     1993
 Northen, III                                 and First Alabama Bank; Director, First Alabama
                                              Investments, Inc.

E. Cris Stone                        51       Executive Vice President - Corporate Banking,       1988
                                              Registrant and First Alabama Bank; Director and
                                              Vice President, Regions Financial Leasing, Inc.

                                              Position and
                                              Offices Held with                                  Officer
  Executive Officer                  Age      Registrant and Subsidiaries                         Since
- --------------------                 ---      ----------------------------                       -------
Richard E. Wambsganss                53       Executive Vice President - Trust Group,             1987
                                              Registrant and First Alabama Bank.

L. Burton Barnes, III                45       General Counsel and Corporate Secretary,            1985
                                              Registrant and First Alabama Bank; Director and
                                              Secretary, Regions Financial Building Corp. and
                                              First Alabama Investments, Inc.; Director, Secor
                                              Bank, FSB, FAB Agency, Inc., Regions Agency and
                                              Regions Life Insurance Company.

*The years indicated are those in which the individual was first deemed to be an executive officer of Registrant, although in every case the individual had been an executive officer of a subsidiary of Registrant for a number of years.

ITEM 11.  Executive Compensation

         "Executive Compensation and Other Transactions" on pages 7 through 9 and "Personnel Committee Interlocks and Insider Participation" on page 11 of the Registrant's proxy statement dated March 16, 1994, are incorporated herein by reference. All information on page 10 and all information on page 11, except for the information under the sub-heading "Personnel Committee Interlocks and Insider Participation," of the Registrant's proxy statement dated March 16, 1994, are specifically not incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management "Voting Securities and Principal Holders Thereof" on page 2 and
"Information on Directors" on pages 3 through 5 of the Registrant's proxy statement dated March 16, 1994, are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions
         "Other Transactions," on page 12 of the Registrant's proxy statement dated March 16, 1994, are incorporated herein by reference.
                                    PART IV
ITEM 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K
         14(a)(1) and (2) The lists called for by this portion of Item 14 are submitted as a separate part of this report.
         14(a)(3)  Listing of Exhibits:

SEC Assigned
Exhibit Number                 Description of Exhibit
- --------------                 ----------------------
     3.                        Bylaws as last amended on April 28, 1993, incorporated herein by reference from the Exhibits to the
                               Registration Statement filed with the Commission and assigned file number 33-50577.

                               Certificate of Incorporation as last amended on May 9, 1988, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission and assigned file number 33-
                               50577.

     4.                        a.   Debenture Purchase Agreement dated October 15, 1973, incorporated by reference from the Exhibits to the Registration Statement filed with the Commission and assigned file number 2-49702.

                               b.   Subordinated Notes Indenture Agreement dated December 3, 1992, incorporated by reference from the Exhibits to the Registration Statement filed with the Commission and assigned registration number 33-45714.

    10.                        a.   Amended and Restated Agreement and Plan of Reorganization related to the acquisition of Secor
                                    Bank, FSB, incorporated by reference from the Exhibits to the Registration Statement filed with the Commission and assigned file number 33-69612.

                             *b.    First Alabama Bancshares 1991 Long-Term Incentive Plan incorporated by reference from the
                                    Exhibit to the Registrant's proxy statement filed with the Commission and dated March 22, 1991.

    13.                        Annual Report to Stockholders for the year ended December 31, 1993.

    21.                        List of Subsidiaries of the Registrant.

    23.                        Consent of Independent Auditors.

    99.                        a.   Form 11-K, Annual Report of Employee Stock Purchase Plan of First Alabama Bancshares, Inc. for
                                    the year ended December 31, 1993.

                               b.   Form 11-K, Annual Report of Directors' Stock Investment Plan of First Alabama Bancshares, Inc.
                                    for the year ended December 31, 1993.

                               *-   Represents a compensatory plan agreement that is required to be filed under this item.

  14(b)                 Reports on Form 8-K filed in the fourth quarter of 1993:

                        In a report filed on Form 8-K, under item 5, dated November 19, 1993, the Registrant reported the Office of
                        Thrift Supervision approved the acquisition of Secor Bank, FSB.

                        In a report filed on Form 8-K, under items 2 and 7, dated December 31, 1993, the Registrant reported the consummation of the acquisition of Secor Bank, FSB,

                        headquartered in Birmingham, Alabama. The following financial statements were filed under item 7:

                               a)Financial Statements of the business acquired. The Consolidated Statements of Condition at December
                        31, 1992 and 1991, Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity,
                        Consolidated Statements of Cash Flows, and Notes to Consolidated Statements for the years ended December 31,
                        1992, 1991, and 1990 of Secor Bank, FSB.

                               The unaudited Consolidated Statements of Financial Condition at September 30, 1993, unaudited
                        Consolidated Statements of Operations, unaudited Statements of Cash Flows, and unaudited Notes to
                        Consolidated Statements for the nine months ended September 30, 1993 and 1992, of Secor Bank, FSB.

                               b)Pro Forma Financial Information. The pro forma combined condensed Statement of Condition
                        (unaudited) at September 30, 1993, and the pro forma combined condensed Statements of Income (unaudited) for the nine months ended September 30, 1993 and for the year ended December 31, 1992.

  14(c)                 The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

NOTE:                   Copies of the aforementioned exhibits are available to stockholders upon request to:

                                         Stockholder Assistance
                                         44 First Alabama Plaza
                                         P. O. Box 1448
                                         Montgomery, Alabama  36102-1448

  14(d)                 Financial statement schedules:  None.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST ALABAMA BANCSHARES, INC.


                                        /s/ L. Burton Barnes, III  3/16/94
                                        ----------------------------------
                                        L. Burton Barnes, III         Date
                                        General Counsel
                                          and Corporate Secretary


                                        /s/Robert P. Houston       3/16/94
                                        ----------------------------------
                                        Robert P. Houston             Date
                                        Executive Vice President
                                          and Comptroller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Stanley Mackin        3/16/94    /s/ Albert P. Brewer       3/16/94
- ------------------------------------    ----------------------------------
J. Stanley Mackin               Date    Albert P. Brewer              Date
Chairman, Chief Executive               Director
  Officer and Director


/s/ Richard D. Horsley       3/16/94    /s/ James S. M. French     3/16/94
- ------------------------------------    ----------------------------------
Richard D. Horsley              Date    James S. M. French            Date
Vice Chairman, Executive                Director
  Financial Officer and Director


/s/ Sheila S. Blair          3/16/94    /s/ Catesby ap C. Jones    3/16/94
- ------------------------------------    ----------------------------------
Sheila S. Blair                 Date    Catesby ap C. Jones           Date
Director                                Director


/s/ James B. Boone, Jr.      3/16/94    /s/ Olin B. King           3/16/94
- ------------------------------------    ----------------------------------
James B. Boone, Jr.             Date    Olin B. King                  Date
Director                                Director

/s/ Norman F. McGowin, Jr.   3/16/94    /s/ Henry E. Simpson       3/16/94
- ------------------------------------    ----------------------------------
Norman F. McGowin, Jr.          Date    Henry E. Simpson              Date
Director                                Director


/s/ H. M. McPhillips, Jr.    3/16/94    /s/ Robert E. Steiner, III 3/16/94
- ------------------------------------    ----------------------------------
H. Manning McPhillips, Jr.      Date    Robert E. Steiner, III        Date
Director                                Director


/s/ W. Wyatt Shorter         3/16/94    /s/ Lee J. Styslinger, Jr. 3/16/94
- ------------------------------------    ----------------------------------
W. Wyatt Shorter                Date    Lee J. Styslinger, Jr.        Date
Director                                Director

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a)(1) AND (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1993

                         FIRST ALABAMA BANCSHARES, INC.

                              BIRMINGHAM, ALABAMA

                       FORM 10-K - ITEM 14(a)(1) AND (2)

                FIRST ALABAMA BANCSHARES, INC. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


         The following consolidated financial statements and report of independent auditors of First Alabama Bancshares, Inc. and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended December 31, 1993, are incorporated by reference in Item 8:

         Report of Independent Auditors

         Consolidated Statement of Condition - December 31, 1993 and
           1992

         Consolidated Statement of Income - Years ended December 31,
           1993, 1992 and 1991

         Consolidated Statement of Cash Flows - Years ended December
           31, 1993, 1992 and 1991

         Consolidated Statement of Changes in Stockholders' Equity -
           Years ended December 31, 1993, 1992 and 1991

         Notes to Consolidated Financial Statements - December 31,
           1993

         Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(c)

                                    EXHIBITS

                                 EXHIBITS INDEX

SEC Assigned
Exhibit Number      Description of Exhibit
- --------------      ----------------------
      3.            Bylaws as last amended on April 28, 1993, incorporated herein by reference from the Exhibits to the
                    Registration Statement filed with the Commission and assigned file number 33-50577.

                    Certificate of Incorporation as last amended on May 9, 1988, incorporated herein by reference from the
                    Exhibits to the Registration Statement filed with the Commission and assigned file number 33-50577.

      4.            a.     Debenture Purchase Agreement dated October 15, 1973, incorporated by reference from the Exhibits to the Registration Statement filed with the Commission and assigned file number 2-49702.

                    b.     Subordinated Notes Indenture Agreement dated December 3, 1992, incorporated by reference from the
                           Exhibits to the Registration Statement filed with the Commission and assigned registration number
                           33-45714.

     10.            a.     Amended and Restated Agreement and Plan of Reorganization related to the acquisition of Secor
                           Bank, FSB, incorporated by reference from the Exhibits to the Registration Statement filed with the Commission and assigned file number 33-69612.

                    b.     First Alabama Bancshares 1991 Long-Term Incentive Plan incorporated by reference from the Exhibit to the Registrant's proxy statement filed with the Commission and dated March 22, 1991.

     13.            Annual Report to Stockholders for the year ended December 31, 1993.

     21.            List of Subsidiaries of the Registrant.

     23.            Consent of Independent Auditors.

     99.            a.     Form 11-K, Annual Report of Employee Stock Purchase Plan of First Alabama Bancshares, Inc. for the
                           year ended December 31, 1993.

                    b.     Form 11-K, Annual Report of Directors' Stock Investment Plan of First Alabama Bancshares, Inc. for
                           the year ended December 31, 1993.