Form 10-Q
period 1994-03-31
FIRST ALABAMA BANCSHARES INC
filed 1994-05-13
CIK 36032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1994		COMMISSION FILE NUMBER
					     0-6159


	REGIONS FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)



	DELAWARE				63-0589368
	(State or other jurisdiction of		 (I.R.S. Employer
	 incorporation or organization)   	Identification No.)



	417 North 20th Street, Birmingham, Alabama		35202
	 (Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code: (205) 832-8450



	FIRST ALABAMA BANCSHARES, INC.
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.


					YES    X	      NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.625 Par Value-41,120,551 shares outstanding as of April 30, 1994

	REGIONS FINANCIAL CORPORATION

	INDEX



				Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		March 31, 1994, December 31, 1993
			and March 31, 1993		            2


		Consolidated Statement of Income -
		Three months ended March 31, 1994 and
			March 31, 1993		   		    3


		Consolidated Statement of Cash Flows -
		Three months ended March 31, 1994 and
			March 31, 1993			             4


		Notes to Consolidated Financial Statements -
			March 31, 1994			              5




	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations 7



	PART II.	OTHER INFORMATION

	Item 4.	Submissions of Matters to a Vote of Security
			Holders				             13


	Item 6.	Exhibits and Reports on Form 8-K		     13



	SIGNATURES					14

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

					  March 31	December 31	 March 31
					    1994	   1993		   1993
ASSETS
Cash and due from banks	        	$   416,422	$   462,032	$  383,840
Interest-bearing deposits in other
 banks	     		           	        794	     11,031	    30,337
Investment securities	        	  1,914,403	  2,368,445	 1,637,036
Securities available for sale  		    564,536	          0	         0
Trading account assets	        	      8,272	     20,368	    11,896
Mortgage loans held for sale		    229,888	    285,665	   164,355
Federal funds sold and securities
 purchased under agreement to resell	     67,259	    106,724	   137,695
Loans	                        	  6,880,277	  6,869,497	 5,239,601
Unearned income	                	    (31,576)	    (36,251)	   (51,698)
 Loans, net of unearned income   	  6,848,701	  6,833,246	 5,187,903
Allowance for loan losses		   (103,330)	   (100,762)	   (81,332)
 Net Loans	                	  6,745,371	  6,732,484	 5,106,571
Premises and equipment	        	    139,653	    140,206	   116,548
Interest receivable	        	     71,602	     67,488	    59,029
Due from customers on acceptances	     71,095	     75,913	    32,621
Other assets	                	    207,409	    205,992	   156,985
					$10,436,704	$10,476,348	$7,836,913
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing	        	$ 1,133,105	$ 1,196,685	$1,038,595
  Interest-bearing	        	  7,633,890	  7,574,009	 5,684,867
	Total Deposits	        	  8,766,995	  8,770,694	 6,723,462
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase	        	    114,642	    184,566	   136,033
  Commercial paper       		     17,000	     17,201	    20,140
  Other short-term borrowings    	      3,129	      1,994	     2,839
   Total Short-term Borrowings              134,771	    203,761	   159,012
 Long-term borrowings	        	    449,665	    462,862	   141,718
	Total Borrowed Funds		    584,436	    666,623	   300,730
Bank acceptances outstanding		     71,095	     75,913	    32,621
Other liabilities	        	    135,939	    112,153	   105,177
	Total Liabilities		  9,558,465	  9,625,383	 7,161,990
Stockholders' Equity:
 Common Stock, par value $.625 a share:
	Authorized - 60,000,000 shares
	Issued, including treasury stock -
	42,538,946; 42,520,025; and
	38,781,392 shares, respectively	     26,587	     26,575	    24,238
Surplus	                        	    376,200	    375,983	   260,287
Undivided profits	        	    483,113	    462,280	   405,649
Treasury stock, at cost - 1,474,579
 shares in 1994 and 1,470,700 in 1993	    (12,441)	    (12,320)	   (12,320)
Unearned restricted stock		     (1,409)  	     (1,553)	    (2,931)
Unrealized gain on securities available
 for sale, net of taxes			      6,189	          0	         0
Total Stockholders' Equity		    878,239	    850,965	   674,923
					$10,436,704	$10,476,348	$7,836,913


See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Three Months Ended
					     March 31
					  1994		  1993
Interest Income:
 Interest and fees on loans		$128,009	$102,034
 Interest on securities:
  Taxable interest income		  35,228	  27,034
  Tax-exempt interest income		   3,212	   2,591
  Total Interest on Securities		  38,440	  29,625
 Interest on mortgage loans held for sale  3,519	   3,085
 Income on federal funds sold
  and securities purchased under
  agreement to resell	        	     863	     797
 Interest on time deposits in other banks     58	     134
 Interest on trading account assets	      17	      44
	Total Interest Income		 170,906	 135,719


Interest Expense:
 Interest on deposits	        	  65,039	  48,429
 Interest on short-term borrowings 	   1,206	     826
 Interest on long-term borrowings	   7,294	   2,620
	Total Interest Expense		  73,539	  51,875
		Net Interest Income	  97,367	  83,844
Provision for loan losses		   4,326	   7,300
 Net Interest Income After Provision
	for Loan Losses			  93,041	  76,544

Non-Interest Income:
 Trust department income		   5,055	   4,427
 Service charges on deposit accounts	  11,270	  10,604
 Mortgage servicing and origination fees  10,652	   8,979
 Securities gains (losses)		      32	      47
 Other					   9,539	   6,572
  Total Non-Interest Income		  36,548	  30,629

Non-Interest Expense:
 Salaries and employee benefits		  41,424	  38,505
 Net occupancy expense			   4,848	   3,563
 Furniture and equipment expense	   5,015	   4,214
 Other					  28,858	  19,809
  Total Non-Interest Expense		  80,145	  66,091

Income Before Income Taxes		  49,444	  41,082
Applicable income taxes			  16,292	  13,656

	Net Income			$ 33,152	$ 27,426

Average number of shares outstanding	  41,059	  37,290
Per share:
	Net income			    $.81	    $.74
	Cash dividends declared		    $.30	    $.26





See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

					   	Three Months Ended
					    	 March 31
					   	1994		   1993

Operating Activities:
 Net income					$    33,152	$   27,426
 Adjustments to reconcile net cash provided
   by operating activities:
  Depreciation and amortization of premises
   and equipment				      4,152	     3,399
  Provision for loan losses			      4,326	     7,300
  Net amortization (accretion) of securities	      2,475	      (350)
  Amortization of loans and other assets      	      4,450	     2,719
  Amortization of deposits and borrowings 	     (1,680)	         0
  Provision for losses on other real estate 		184	        94
  Deferred income taxes				     (5,162)	    (3,024)
  (Gain) on sale of premises and equipment	       (287)	       (33)
  Realized security (gains) 	 		        (32)	       (47)
  Decrease in trading account assets		      12,096           193
  Decrease in mortgages held for sale		      55,777	    43,257
  (Increase) in interest receivable	  	      (4,114)	    (5,909)
  (Increase) in other assets			      (5,909)	   (17,650)
  Increase in other liabilities 		      25,341	    18,380
  Other		 				         145	       208
   Net Cash Provided By Operating Activities 	     124,914	    75,963

Investing Activities:
 Net (increase) in loans			    (17,356)	   (46,297)
 Proceeds from sale of securities	       	        220	       230
 Proceeds from maturity of investment securities    545,636	    99,038
 Proceeds from maturity of securities available for
  sale						      1,761	         0
 Purchase of investment securities 	 	   (650,758)	   (65,738)
 Net (increase) decrease in interest-bearing deposits
  in other banks				     10,237	   (29,995)
 Proceeds from sale of premises and equipment	        520	        51
 Purchase of premises and equipment		     (3,832)	    (4,094)
 Net (increase) decrease in customers' acceptance
  liability					      4,818	    (5,443)
   Net Cash (Used) By Investing Activities	   (108,754)	   (52,248)

Financing Activities:
 Net increase (decrease) in deposits		    (2,602)	    22,320
 Net (decrease) in short-term borrowings	   (68,990)	   (94,147)
 Proceeds from long-term borrowings		     1,097	     5,000
 Payments on long-term borrowings		   (13,711)	      (272)
 Net increase (decrease) in bank acceptance
  liability					    (4,818)	     5,443
 Cash dividends		 			   (12,319)	    (9,701)
 Purchase of treasury stock			      (121)		0
 Proceeds from exercise of stock options	       229	       336
   Net Cash (Used) By Financing Activities	  (101,235)	   (71,021)
   (Decrease) In Cash And Cash Equivalents	   (85,075)	   (47,306)
Cash and Cash Equivalents, Beginning of Period	   568,756	   568,841

  Cash And Cash Equivalents, End of Period	$  483,681 	$  521,535




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1994



NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included in the 1993 Annual Report to Stockholders previously filed as Exhibit 13 to Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.


NOTE B --Name Change and Increase in Authorized Shares

At the Company's annual stockholders' meeting on April 27, 1994, stockholders voted to change the name of the Company from First Alabama Bancshares, Inc. to Regions Financial Corporation (Regions). Stockholders also approved increasing the number of authorized shares of common stock from 60 million to 120 million.


NOTE C -- Proposed Acquisitions

During the first quarter of 1994, Regions entered into an agreement to acquire all the outstanding stock and related options of First Community Bancshares, Inc. (First Community) of Rome, Georgia, and its wholly owned subsidiary, First Rome Bank. The agreement calls for the exchange of .95 shares of Regions' stock for each share of First Community's outstanding shares. First Community currently has 699,909 shares outstanding which would result in the issuance of 664,914 shares of Regions' common stock. This transaction is subject to approval by the stockholders of First Community and by various regulatory authorities. First Community, which operates two offices, had assets of $124 million and deposits of $114 million at March 31, 1994.


Regions also entered into an agreement, during the first quarter, to acquire all the outstanding stock of BNR Bancshares, Inc. (BNR) of New Roads, Louisiana, and its wholly owned subsidiary The Bank of New Roads. The agreement calls for the exchange of Regions' common stock for all of BNR's outstanding shares. The number of Regions' shares to be issued will be adjusted based on the market price of Regions' common stock during a specified period. At current price levels, the total number of Regions' common stock to be issued for BNR would be approximately 788,000 shares, valued at approximately $26 million. This transaction is subject to approval by the stockholders of BNR and by various regulatory authorities. BNR, which operates six offices in the greater Baton Rouge Louisiana area, had assets of $143 million and deposits of $125 million at March 31, 1994.



NOTE D - Change in Method of Accounting for Debt and Equity Securities


In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Regions adopted the provisions of the new standard for investments held on or acquired after January 1, 1994. In accordance with the statement, prior period financial statements have not been restated to reflect the change in accounting principle. Adoption of Statement 115 did not have a material effect on the consolidated financial statements.

Management's Discussion and Analysis
of Financial Condition and Results of Operations





Regions' total assets at March 31, 1994, were $10.4 billion --an increase of 33% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans and securities, primarily related to acquisition activity. Since year-end 1993, total assets have remained relatively unchanged.

Comparisons with the prior year are significantly affected by four acquisitions during 1993, all of which were accounted for as purchases. These acquisitions are summarized as follows:

Date Acquired  Company Acquired        Headquarters Location    Total Assets (in thousands)

June 1993      Franklin County Bank    Winchester, Tennessee          $   68,034

October 1993   First Federal Savings   DeFuniak Springs,                  89,295
               Bank of DeFuniak Springs   Florida


December 1993 First Federal Savings    Marianna, Florida                 101,084
              Marianna, Florida


December 1993 Secor Bank, Federal      Birmingham, Alabama             1,831,937
              Saving Bank





Loans have increased 32% since a year ago. The four acquisitions accounted for a 23% increase in loans, with the remaining 9% increase attributable to internal growth, primarily in consumer and one-to-four family residential mortgage loans. Since year-end, total loans have been relatively stable. The average yield on loans during the first quarter of 1994 was 7.70%, compared to 8.20% during the same period in 1993. This decrease was primarily the result of lower average base lending rates.


Non-performing assets were as follows (in thousands):

            	        		March 31,	Dec. 31,	March 31,
	        	        	  1994		  1993		  1993
	Non-accruing loans		$ 39,012	$ 39,519	$ 26,945
	Loans past due 90
		days or more    	   4,315	  13,028	   4,784
	Renegotiated loans      	   4,061	   4,169	   2,483
	Other real estate       	  11,505	  13,720	  11,743

		  Total         	$ 58,893 	$ 70,436	$ 45,955

	Non-performing assets
		as a percentage of
		loans and other real
		estate          	   0.86%	   1.03%	   0.88%

Non-accruing loans have increased $12.1 million since March 31, 1993, but decreased $507,000 since year-end. The increase from the prior year is due primarily to non-accruing commercial real estate loans added as a result of the Secor acquisition. At March 31, 1994, real estate loans comprised $25.4 million of total non-accruing loans, with commercial loans accounting for $11.1 million and installment loans $2.5 million. Other real estate decreased $2.2 million since year-end and $238,000 since the first quarter of last year, due primarily to the disposition of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

                                 		March 31,	March 31,
	         				  1994		  1993

	Balance at beginning of year		$100,762	$ 73,619
	Net loans charged-off (recovered):
		Commercial      		  (1,106)	    (795)
		Real estate	        	   2,284	    (109)
		Installment	        	     580	     491

			Total	        	   1,758	    (413)

	Provision charged to expense		   4,326	   7,300

	Balance at end of period		$103,330	$ 81,332


Net loan losses in the first quarter of 1994 were 0.10% of loans (annualized), compared to a net recovery of 0.03% of loans (annualized) in the first quarter of 1993. Higher net charge-offs of real estate loans in the first quarter of 1994, resulted in higher net loan losses in 1994. At March 31, 1994, the allowance for loan losses stood at 1.51% of loans, compared to 1.57% a year ago and 1.47% at year-end.
The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 218% and 175%, respectively, at March 31, 1994, down from 238% and 177%, respectively, at March 31, 1993.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible unidentified losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and
(3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 1994, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in any of the above factors or other factors could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have increased 51% since a year ago, primarily as a result of securities added by the 1993 acquisitions. Since year-end, securities have increased 5%.

Mortgage loans held for sale decreased $55.8 million since year-end, but increased $65.5 million since March 31, 1993. Increases in residential mortgage interest rates in the first quarter of 1994, coupled with a decline in refinancing activity, resulted in reduced residential loan production, relative to the fourth quarter of last year. Production during the first quarter of 1994, was, however, above first quarter 1993 production levels.

Interest-bearing deposits in other banks at March 31, 1994 totaled $794,000, a decrease of $29.5 million over the same period in 1993 and $10.2 million since year-end. Maturities from these short-term investments were not reinvested in this category of earning assets.

Net federal funds purchased and security repurchase agreements totaled $47.4 at March 31, 1994 and $77.8 million at year-end. This compares to net federal funds sold and security resell agreements of $1.7 million at March 31, 1993. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first quarter of 1994, net funds purchased averaged $24.6 million, compared to $3.4 million in the first quarter of 1993, indicating more reliance on purchased funds to support earning assets in the first quarter of 1994 than in the same period last year.

Premises and equipment increased $23.1 million from the first quarter of 1993. This increase was due primarily to the addition of premises and equipment obtained through the 1993 acquisitions.

Other assets increased $1.4 million since year-end and $50.4 million since the first quarter of 1993, due primarily to increased excess purchase price and deferred tax assets added by the 1993 acquisitions.

Total deposits have increased 30% since March of last year. The deposits acquired in connection with acquisitions resulted in a 24% increase, with the remaining 6% attributable to internal growth. The internal growth resulted primarily from increases in money market savings accounts, regular savings, and interest-bearing transaction accounts. Since year-end, total deposits have been remained relatively unchanged.

Long-term borrowings have decreased $13.2 million since year-end but have increased $307.9 million since March 31, 1993. In 1993, as a result of acquisitions, Regions assumed $296.5 million of Federal Home Loan Bank advances and $27.0 million in medium term notes. The decline in long-term borrowings since year-end, resulted from normal payments and maturities, primarily on Federal Home Loan Bank advances.

Stockholders' equity was $878 million at March 31, 1994, an increase of 30% over last year and an increase of 3% since year-end. These increases resulted primarily from internally generated capital and equity added in connection with the four acquisitions in 1993. Also adding to equity was a $6.2 million unrealized gain on securities classified as available for sale, arising from the adoption of SFAS 115. Regions' ratio of equity to total assets was 8.41% at March 31, 1994, compared to 8.61% a year ago and 8.12% at year-end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. At March 31, 1994, Regions had approximately $171 million of securities maturing in one year or less. The average maturity of the securities portfolio was 9.3 years using contractual maturities. At December 31, 1993, approximately $1.2 billion in loans was due to mature in one year or less. Although the amount at March 31, 1994, has not been determined, loan maturities would provide significant liquidity. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At March 31, 1994, the loan to deposit ratio was 78.12%, compared to 77.16% a year ago and 77.91% at year-end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first quarter of 1994 increased $13.5 million, compared to the same period in 1993. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.25% in the first quarter of 1994, compared to 4.98% in the same period in 1993. This ratio declined primarily because of the lower spread associated with the assets acquired in the 1993 acquisitions.

Non-interest income increased $5.9 million or 19% over the first quarter of 1993. Trust department income increased $628,000 or 14% on a year-to-year comparison. This resulted from growth in trust assets and increases in personal, corporate, estate and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts, resulted in service charges on deposit accounts increasing $666,000 or 6% in the first quarter of 1994, compared to the same period in 1993. Mortgage servicing and origination fees increased $1.7 million or 19% in the first quarter of 1994, compared to the same period in 1993. This was due to increases in the number and dollar amount of loans serviced and to increased volume of new loan closings. The mortgage company's servicing portfolio totaled $8.7 billion at March 31, 1994--up $2.3 billion over a year earlier. Other non-interest income increased $3.0 million or 45% in the first quarter of 1994, over the comparable year ago period, due primarily to a $2.3 million gain on the sale of mortgage servicing rights, increases in insurance fees and commissions, credit card fees and international department income.

Non-interest expense increased $14.1 million or 21% in the first quarter of 1994, compared to the same period in 1993. Excluding the expenses added by the 1993 acquisitions, total non-interest expense would have increased approximately 10%. Salaries and employee benefits were up 8% in the first quarter of 1994, due to an increase in the number of employees because of acquisitions and increased business activity, particularly at Regions' mortgage banking subsidiary, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 27% in the first quarter of 1994, over the same period in 1993, primarily because of additional expenses associated with branch offices and equipment added by the 1993 acquisitions. Other non-interest expense increased $9.0 million or 46% in the first quarter of 1994, primarily because of expenses added by the 1993 acquisitions, particularly in supplies, postage, insurance, communications, amortization of mortgage servicing rights and excess purchase price. Also, losses from the sale or holding of residential mortgages originated by the mortgage company totaled $1.9 million in 1994, compared to gains of $224,000 in 1993.

Income tax expense increased $2.6 million (19%) over the first quarter of 1993, primarily because of an increase in taxable income, and an increase in taxable income as a percentage of total income.

Net income for the quarter was $33,152,000--up 21% over the first quarter of last year. Return on stockholders' equity declined to 15.55%, compared to 16.71% in the first quarter of last year.
Return on assets also declined to 1.30% in the first quarter of 1994, compared to 1.45% in the first quarter of 1993.

Part II.	Other Information


Item 4.	Submissions of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held April 27, 1994. The following members were elected to the Company's Board of Directors to hold office for a three year term.

			Nominee			For	       Withheld	Abstain
			James B. Boone, Jr.	36,799,141	75,062	341
			Albert P. Brewer	36,787,836	85,717	991
			James S. M. French	36,801,459	72,744	341
			Richard D. Horsley	36,798,950	75,143	451
			J. Stanley Mackin	36,799,426	74,667	451

The results of the voting on the following additional items were as follows:
Amendments to the Certificate of Incorporation:

	(a)	Change the corporate name to Regions Financial Corporation

		For		Against		Abstain
		35,580,319	1,010,975	283,250

	(b)	Increase Authorized Common Stock to 120,000,000 shares

		For		Against		Abstain
		34,480,738	2,116,528	277,278



Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			None

		(b)	Reports on Form 8-K:

			None

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  May 13,1994		 /s/ Robert P. Houston
				Robert P. Houston
				Executive Vice President and
				  Comptroller
				(Chief Accounting Officer and
		 		 Duly Authorized Officer)