Form 10-Q
period 1994-06-30
REGIONS FINANCIAL CORP
filed 1994-08-12
CIK 36032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1994		COMMISSION FILE NUMBER
					     0-6159


	REGIONS FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)



	DELAWARE				63-0589368
	(State or other jurisdiction of		 (I.R.S. Employer
	 incorporation or organization)		Identification No.)



	417 North 20th Street, Birmingham, Alabama	35202
	 (Address of principal executive offices)	(Zip Code)


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

Common Stock, $.625 Par Value-40,908,292 shares outstanding as of July 29, 199

	REGIONS FINANCIAL CORPORATION

	INDEX



				Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		June 30, 1994, December 31, 1993
			and June 30, 1993			   2


		Consolidated Statement of Income -
		Three months ended June 30, 1994 and
		June 30, 1993 and Six months ended
			June 30, 1994 and June 30, 1993	   		3


		Consolidated Statement of Cash Flows -
		Six months ended June 30, 1994 and
			June 30, 1993			   4


		Notes to Consolidated Financial Statements -
			June 30, 1994			   5




	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations		7



	PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K			13



	SIGNATURES					14

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

					  June 30	December 31	 June 30
					    1994	   1993		   1993
ASSETS
Cash and due from banks			$   393,188	$   462,032	$  452,315
Interest-bearing deposits in other
	 banks		        		630	     11,031	     1,449
Investment securities		  	  1,882,843	  2,368,445	 1,610,389
Securities available for sale		    546,022	       	  0	         0
Trading account assets			      8,487	     20,368	     4,976
Mortgage loans held for sale		    331,550	    285,665	   280,230
Federal funds sold and securities
	purchased under agreement to resell  12,909	    106,724	     8,608
Loans		  			  7,324,560	  6,869,497	 5,476,758
Unearned income				    (26,985)	    (36,251)	   (44,210)
	Loans, net of unearned income	  7,297,575	  6,833,246	 5,432,548
Allowance for loan losses		   (108,286)	   (100,762)	   (86,160)
	Net Loans			  7,189,289	  6,732,484	 5,346,388
Premises and equipment			    142,852	    140,206	   118,098
Interest receivable			     72,794	     67,488	    56,249
Due from customers on acceptances	     46,348	     75,913	    36,848
Other assets				    195,896	    205,992	   155,019
					$10,822,808	$10,476,348	$8,070,569
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
	Non-interest-bearing		$ 1,186,893	$ 1,196,685	$1,024,964
	Interest-bearing		  7,600,656	  7,574,009	 5,838,587
		Total Deposits		  8,787,549	  8,770,694	 6,863,551
Borrowed funds:
 Short-term borrowings:
	Federal funds purchased and
	 securities sold under agreement
	 to repurchase			    510,040	    184,566	   232,682
	Commercial paper		     17,000	     17,201	    18,735
	Other short-term borrowings	      1,482	      1,994	     1,160
	 Total Short-term Borrowings 	    528,522	    203,761	   252,577
	Long-term borrowings		    437,488	    462,862	   141,819
		Total Borrowed Funds	    966,010	    666,623	   394,396
Bank acceptances outstanding		     46,348	     75,913	    36,848
Other liabilities			    117,451	    112,153	    89,118
		Total Liabilities	  9,917,358	  9,625,383	 7,383,913
Stockholders' Equity:
 Common Stock, par value $.625 a share:
	Authorized - 120,000,000 shares
	Issued, including treasury stock -
	43,510,939; 42,520,025; and
	39,080,738 shares, respectively	     27,194	     26,575	    24,425
Surplus					    379,105	    375,983	   269,507
Undivided profits			    515,804	    462,280	   423,994
Treasury stock, at cost - 1,590,579;
 1,470,700; and 1,924,700 shares;
  respectively				    (16,276)	    (12,320)	   (28,713)
Unearned restricted stock		     (1,265)  	     (1,553)	    (2,557)
Unrealized gain on securities available
	for sale, net of taxes		        888	          0	         0
Total Stockholders' Equity		    905,450	    850,965	   686,656
					$10,822,808	$10,476,348	$8,070,569

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Three Months Ended		 Six Months Ended
					     June 30		      June 30
					  1994		  1993		   1994  	    1993
Interest Income:
 Interest and fees on loans		$137,966	$104,330	$268,912	$206,364
 Interest on securities:
  Taxable interest income		  35,956	  26,176	  71,475	  53,210
  Tax-exempt interest income		   3,324	   2,832	   6,574	   5,423
 Total Interest on Securities		  39,280	  29,008	  78,049	  58,633
Interest on mortgage loans held for sale   4,832	   4,166	   8,351	   7,251
Income on federal funds sold
 and securities purchased under
 agreement to resell			     270	     292	   1,181	   1,089
Interest on time deposits in other banks       6	      31	      65	     165
Interest on trading account assets	      46	      44	      63	      88
	Total Interest Income		 182,400	 137,871	 356,621	 273,590


Interest Expense:
 Interest on deposits			  67,213	  48,674	 133,412	  97,103
 Interest on short-term borrowings	   3,371	   1,524	   4,577	   2,350
 Interest on long-term borrowings	   7,040	   2,698	  14,334	   5,318
	Total Interest Expense		  77,624	  52,896	 152,323	 104,771
		Net Interest Income	 104,776	  84,975	 204,298	 168,819
Provision for loan losses		   4,704	   6,000	   9,179	  13,300
 Net Interest Income After Provision
	for Loan Losses			 100,072	  78,975	 195,119	 155,519

Non-Interest Income:
 Trust department income		   4,766	   4,276	   9,821	   8,703
 Service charges on deposit accounts	  11,918	  10,776	  23,438	  21,380
 Mortgage servicing and origination fees  11,431	  10,917	  22,083	  19,896
 Securities gains (losses)		      74	      (5)	     106	      42
 Other					   7,506	   6,604	  17,124	  13,176
  Total Non-Interest Income		  35,695	  32,568	  72,572	  63,197

Non-Interest Expense:
 Salaries and employee benefits		  44,193	  38,541	  86,283	  77,046
 Net occupancy expense			   4,682	   3,619	   9,710	   7,182
 Furniture and equipment expense	   5,557	   4,426	  10,652	   8,640
 Other					  28,067	  22,419	  57,391	  42,228
  Total Non-Interest Expense		  82,499	  69,005	 164,036	 135,096

Income Before Income Taxes		  53,268	  42,538	 103,655	  83,620
Applicable income taxes			  17,822	  14,601	  34,435	  28,257

	Net Income			$ 35,446	$ 27,937	$ 69,220	$ 55,363

Average number of shares outstanding	  41,962	 37,055	 	  41,925	  37,172
Per share:
  Net income				   $0.84	  $0.75		   $1.65	   $1.49
  Cash dividends declared		   $0.30	  $0.26		   $0.60	   $0.52






See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						   Six Months Ended
						       June 30
						   1994		   1993
Operating Activities:
 Net income					$   69,220	$   55,363
 Adjustments to reconcile net cash provided
   by operating activities:
 Depreciation and amortization of premises and
   equipment					     8,448	     6,812
 Provision for loan losses			     9,179	    13,300
 Net amortization (accretion) of securities	     3,526	      (185)
 Amortization of loans and other assets		     8,983	     6,494
 Amortization of deposits and borrowings	    (3,360)	         0
 Provision for losses on other real estate	      (763)	       226
 Deferred income taxes				    (4,868)	    (3,463)
 (Gain) Loss on sale of premises and equipment	      (412)	        37
 Realized security (gains) 	 		      (106)	       (42)
 Decrease in trading account assets	    	    11,881	     7,113
 (Increase) in mortgages held for sale    	   (45,885)	   (72,618)
 (Increase) in interest receivable	    	    (5,306)	    (3,129)
 Decrease (increase) in other assets		     2,160	   (20,324)
 Increase in other liabilities 	    		     9,631	     3,439
 Other						       464	       567
  Net Cash Provided (Used) By Operating Activities  62,792	    (6,410)

Investing Activities:
Net (increase) in loans				  (466,269)	  (292,060)
 Proceeds from sale of securities	       	     3,100	       230
 Proceeds from maturity of investment securities   685,357	   250,871
 Proceeds from maturity of securities available
  for sale					    17,663	         0
 Purchase of investment securities 	 	  (766,536)	  (191,093)
 Purchase of securities available for sale 	    (2,000)	         0
 Net decrease (increase) in interest-bearing deposits
  in other banks				    10,401	    (1,107)
 Proceeds from sale of premises and equipment	     3,000	       125
 Purchase of premises and equipment		   (13,682)	    (9,200)
 Net decrease (increase) in customers' acceptance
  liability					    29,565	    (9,670)
   Net Cash (Used) By Investing Activities	  (499,401)	  (251,904)

Financing Activities:
 Net increase in deposits			    19,050	   162,409
 Net increase (decrease) in short-term borrowings  324,761	      (582)
 Proceeds from long-term borrowings		     1,808	     6,402
 Payments on long-term borrowings		   (26,017)	    (1,573)
 Net (decrease) increase in bank acceptance
  liability					   (29,565)	     9,670
 Issuance of common stock for acquisitions	    12,601	     8,926
 Cash dividends					   (25,494)	   (19,292)
 Purchase of treasury stock			    (3,956)	   (16,393)
 Proceeds from exercise of stock options	       762	       829
   Net Cash Provided By Financing Activities	   273,950	   150,396
   (Decrease) In Cash And Cash Equivalents	  (162,659)	  (107,918)
Cash and Cash Equivalents, Beginning of Period	   568,756	   568,841

   Cash And Cash Equivalents, End of Period	$  406,097 	$  460,923

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1994


NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included in the 1993 Annual Re-port to Stockholders previously filed as Exhibit 13 to Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE B -- Completed Acquisitions

On May 31, 1994, Regions issued 828,850 shares of common stock in exchange for all the outstanding common stock of Guaranty Bancorp. The acquisition, accounted for as a pooling-of-interests, added
$187 million in assets and six offices in the Baton Rouge, Louisiana market.

On July 7, 1994, Regions purchased, for $17 million in cash and notes, First Fayette Bank, located in Fayette, Alabama, adding $77 million in assets and two offices.

Also during the second quarter, Regions acquired from the Resolution Trust Corporation, four branch offices in Panama City,
Florida, and one branch office in each of Atmore and Brewton, Alabama with combined deposits of approximately $50 million.


NOTE C -- Pending Acquisitions

During the second quarter of 1994, Regions entered into an agreement to acquire all the outstanding stock of American Bancshares, Inc. (ABI) of Monroe, Louisiana. The agreement calls for the exchange of 2.4445 shares of Regions common stock for each share of ABI's outstanding shares. ABI currently has 729,937 shares outstanding which would result in the issuance of 1,784,331 shares of Regions common stock. This transaction is subject to approval by the stockholders of ABI and by various regulatory authorities. ABI, which operates eight offices, had assets of $289 million and deposits of $263 million at June 30, 1994.

Regions also entered into an agreement, during the second quarter, to acquire all the outstanding stock of Union Bank and Trust (Union) located in Montgomery, Alabama. The agreement calls for the exchange of Regions common stock for all of Union's outstanding shares. The number of Regions shares to be issued will be determined by the market price of Regions common stock during a specified period. At current price levels, the total number of Regions common stock to be issued for Union would be approximately 1,812,000 shares, valued at approximately $65 million. This transaction is subject to approval by the stockholders of Union and by various regulatory authorities. Union, which operates ten offices in the Montgomery, Alabama area, had assets of $429 million and deposits of $324 million at June 30, 1994.



NOTE D - Change in Method of Accounting for Debt and Equity
Securities


In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115). Regions adopted the provisions of the new standard for investments held on or acquired after January 1, 1994. In accordance with the statement, prior period financial statements have not been restated to reflect the change in accounting principle. Adoption of Statement 115 did not have a material effect on the consolidated financial statements.

Management's Discussion and Analysis
of Financial Condition and Results of Operations



Regions' total assets at June 30, 1994, were $10.8 billion --an increase of 34% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans and securities, primarily related to acquisition activity. Since year-end 1993, total assets have increased 3%.

Comparisons with the prior year are significantly affected by acquisitions during the last year, which are summarized in the chart presented below. All of the acquisitions were accounted for as purchases, except for the Guaranty Bancorp transaction, which was accounted for as a pooling-of-interests. Prior year financial information has not been restated to give effect to the Guaranty Bancorp transaction since the effect is not material.

Date 					Headquarters	Total Assets
Acquired	Company Acquired	Location	(in thousands)



October		First Federal		DeFuniak
1993		Savings Bank of		Springs,
		DeFuniak Springs	Florida		$   89,295




December	First Federal		Marianna,	   101,084
1993		Savings Bank of		Florida
		Marianna




December	Secor Bank,		Birmingham,	 1,831,937
1993		Federal Savings		Alabama
		Bank




May 1994	Branches		Four branches	    50,700
		Purchased from 		in Panama City,
		the Resolution 		Florida and one
		Trust 			branch each in
		Corporation		Atmore and
					Brewton,
					Alabama

May 1994	Guaranty Bancorp	Baton Rouge,	    186,879
					Louisiana




Loans have increased 34% since a year ago. The above acquisitions accounted for a 23% increase in loans, with the remaining 11% in-crease attributable to internal growth, primarily in consumer and one-to-four family residential mortgage loans. Since year-end, total loans have increased 7%, due primarily to growth in consumer and one-to-four family residential mortgage loans. The average yield on loans during the first half of 1994 was 7.79%, compared to 8.10% during the same period in 1993. This decrease was pri-marily the result of lower average base lending rates.

Non-performing assets were as follows (in thousands):

					June 30,	Dec. 31,	June 30,
					  1994		  1993		  1993
	Non-accruing loans		$ 36,275	$ 39,519	$ 27,111
	Loans past due 90
		days or more		   5,387	  13,028	   3,531
	Renegotiated loans		   3,897	   4,169	   1,865
	Other real estate		   9,688	  13,720	  11,769

		  Total			$ 55,247 	$ 70,436	$ 44,276

	Non-performing assets
		as a percentage of
		loans and other real
		estate			   0.76%	   1.03%	   0.81%

Non-accruing loans have increased $9.2 million since June 30, 1993, but decreased $3.2 million since year-end. The increase from the prior year is due primarily to non-accruing commercial real estate loans added as a result of the Secor acquisition. At June 30, 1994, real estate loans comprised $21.7 million of total non-accruing loans, with commercial loans accounting for $12.0 million and installment loans $2.6 million. Other real estate decreased $4.0 million since year-end and $2.1 million since the first half of last year, due primarily to the disposition of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

         				June 30,	June 30,
					  1994		  1993
	Balance at beginning of year	$100,762	$ 73,619
	Net loans charged-off (recovered):
		Commercial		     152	    (212)
		Real estate		   2,226	    (211)
		Installment		   1,232	   1,513

			Total		   3,610	   1,090

	Allowance of acquired banks	   1,955	     331
	Provision charged to expense	   9,179	  13,300

	Balance at end of period	$108,286	$ 86,160

Net loan losses in the first half of 1994 were 0.10% of loans (annualized), compared to 0.04% of loans (annualized) in the first half of 1993. Higher net charge-offs of real estate loans in the first half of 1994, resulted in higher net loan losses in 1994.
At June 30, 1994, the allowance for loan losses stood at 1.48% of loans, compared to 1.59% a year ago and 1.47% at year-end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 238% and 196%, respectively, at June 30, 1994, compared to 265% and 195%, respectively, at June 30, 1993.

The allowance for loan losses is maintained at a level deemed ade-quate by management to absorb possible unidentified losses from loans in the portfolio. In determining the adequacy of the allow-ance for loan losses, management considers numerous factors, in-cluding but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collat-eral values of property securing certain loans. Because all of these factors and others involve the use of management's estima-tion and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 1994, it is management's opinion that the allowance for loan losses is ade-quate. However, unfavorable changes in any of the above factors or other factors could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future pe-riods.

Total securities have increased 51% since a year ago, primarily as a result of securities added by the acquisitions completed since mid-year 1993. Since year-end, securities have increased 3%.

Mortgage loans held for sale increased $45.9 million since year-end and $51.3 million since June 30, 1993. Improving economic conditions, combined with competitive pricing of residential mortgages, even with higher market rates in 1994, resulted in increased loan production throughout the first half of the current year.

Interest-bearing deposits in other banks at June 30, 1994, totaled $630,000, a decrease of $819,000 over the same period in 1993 and $10.4 million since year-end. Maturities from these short-term investments were not reinvested in this category of earning assets.

Net federal funds purchased and security repurchase agreements totaled $497.1 million at June 30, 1994, $77.8 million at year-end and $224.1 million at June 30, 1993. The level of federal funds and security repurchase or resell agreements can fluctuate sig-nificantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first half of 1994, net funds purchased averaged $150.5 mil-lion, compared to $54.1 million in the first half of 1993, indicating more reliance on purchased funds to support earning assets in the first half of 1994 than in the same period last year.

Premises and equipment increased $24.8 million from the second quarter of 1993. This increase was due primarily to the addition of premises and equipment obtained through acquisitions during the last year.

Other assets decreased $10.1 million since year-end, but increased $40.9 million since the second quarter of 1993, due primarily to increased excess purchase price and deferred tax assets added by the 1993 acquisitions. The decrease since year-end is attributable primarily to declines in other real estate and miscellaneous receivables.

Total deposits have increased 28% since June of last year. The deposits acquired in connection with acquisitions resulted in a 26% increase, with the remaining 2% attributable to internal growth and increases in certificates of deposit greater than $100,000. Since year-end, total deposits have remained relatively unchanged.

Long-term borrowings have decreased $25.4 million since year-end but have increased $295.7 million since June 30, 1993. In the last half of 1993, as a result of acquisitions, Regions assumed $294.6 million of Federal Home Loan Bank advances and $27.0 million in medium term notes. The decline in long-term borrowings since year end, resulted from normal payments and maturities, primarily on Federal Home Loan Bank advances.

Stockholders' equity was $905 million at June 30, 1994, an in-crease of 32% over last year and an increase of 6% since year end. These increases resulted primarily from internally generated capi-tal and equity added in connection with the acquisitions during the last year. Also adding to equity was a $888,000 unrealized gain on securities classified as available for sale, arising from the adoption of SFAS No. 115. Regions' ratio of equity to total assets was 8.37% at June 30, 1994, compared to 8.51% a year ago and 8.12% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. At June 30, 1994, Regions had approxi-mately $194 million of securities maturing in one year or less. The average maturity of the securities portfolio was 9.2 years using contractual maturities. At December 31, 1993, approximately $1.2 billion in loans was due to mature in one year or less. Although the amount at June 30, 1994, has not been determined, loan maturities would provide significant liquidity. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At June 30, 1994, the loan to deposit ratio was 83.04%, compared to 79.15% a year ago and 77.91% at year-end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first half of 1994 increased $35.5 million, compared to the same period in 1993. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.31% in the first half of 1994, compared to 4.91% in the same period in 1993. This ratio declined primarily because of the lower spread associated with the assets acquired in the 1993 acquisitions. For the second quarter of 1994, net interest income increased $19.8 million over the second quarter of 1993, due to increased earning assets, partially offset by lower spreads on those earning assets.

Non-interest income increased $9.4 million or 15% over the first half of 1993 and $3.1 million or 10% over the second quarter of 1993. Trust department income increased $1.1 million or 13% on a year-to-year comparison and $490,000 or 11% on a quarterly comparison. This resulted from growth in trust assets and increases in personal, corporate and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts, resulted in service charges on deposit accounts increasing $2.1 million or 10% in the first half of 1994 and $1.1 million or 11% in the second quarter, compared to the same periods in 1993. Mortgage servicing and origination fees increased $2.2 million or 11% in the first half of 1994 and $514,000 or 5% in the second quarter of 1994, compared to the same periods in 1993. These increases were due to increases in the number and dollar amount of loans serviced and to increased volume of new loan closings. The mortgage company's servicing portfolio totaled $8.8 billion at June 30, 1994--up $1.6 billion over a year earlier. Production of new mortgages was near record levels during the first half or 1994, which resulted in higher origination fees. Other non-interest income increased $3.9 million or 30% in the first half of 1994 and $902,000 or 14% in the second quarter, over the comparable year ago periods, due primarily to a $2.3 million gain on the sale of mortgage servicing rights during the first quarter of 1994, increases in trading account commissions, insurance fees and commissions, credit card fees, safe deposit box fees and international department income.

Non-interest expense increased $28.9 million or 21% in the first half of 1994 and $13.5 million or 20% in the second quarter of 1994, compared to the same periods in 1993. Excluding the expenses added by acquisitions during the last year, total non-interest expense would have increased approximately 8%. Salaries and employee benefits were up 12% in the first half of 1994 and 15% in the second quarter, due to an increase in the number of employees because of acquisitions and increased business activity, particularly at Regions' mortgage banking subsidiary, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 29% in the first half of 1994 and 27% in the second quarter, over the same periods in 1993, primarily because of additional expenses associated with branch offices and equipment added by recent acquisitions. Other non-interest expense increased $15.2 million or 36% in the first half of 1994 and $5.6 million or 25% in the second quarter, over the same periods in 1993, primarily because of expenses added by recent acquisitions, particularly in supplies, postage, insurance, communications, amortization of mortgage servicing rights and excess purchase price. Also, losses from the sale or holding of residential mortgages originated by the mortgage company totaled $2.8 million in 1994, compared to gains of $868,000 in 1993.

Income tax expense increased $6.2 million (22%) over the first half of 1993 and $3.2 million (22%) over the second quarter of 1993, primarily because of an increase in taxable income, and an increase in taxable income as a percentage of total income.

Net income for the quarter was a record $35,446,000--up 27% over the second quarter of last year. Year-to-date net income totaled $69,220,000 or $1.65 per share, an increase of 11% on a per share basis over the first half of last year. Return on stockholders' equity declined to 15.82%, compared to 16.60% in the first half of last year. Return on assets also declined to 1.32% in the first half of 1994, compared to 1.44% in the first half of 1993.

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			None

		(b)	Reports on Form 8-K:

	No reports on Form 8-K were filed during the second quarter of 1994. However, two reports on Form 8-K dated July 8, 1994, and July 18, 1994, were filed with the Commission since the end of the second quarter.

	The July 8, 1994, report, filed under items 5 and 7, relates to pro forma financial statements reflecting the effect of the recently completed and pending acquisitions. Included in the report are the pro forma combined condensed statement of condition as of March 31, 1994, and pro forma combined condensed statements of income as of March 31, 1994, December 31, 1993, 1992 and 1991.

	The July 18, 1994, report, also filed under items 5 and 7, relates to the issuance of $25 million of subordinated notes.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  August 12,1994		 	/s/ Robert P. Houston
					    Robert P. Houston
					Executive Vice President and
						  Comptroller
					(Chief Accounting Officer and
					  Duly Authorized Officer)