Form 10-Q
period 1994-09-30
REGIONS FINANCIAL CORP
filed 1994-11-14
CIK 36032

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1994  COMMISSION FILE NUMBER
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

    Common Stock, $.625 Par Value-41,748,524 shares outstanding as of October 31, 1994

                 REGIONS FINANCIAL CORPORATION

                             INDEX



                                                      Page Number

 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)


          Consolidated Statements of Condition -
          September 30, 1994, December 31, 1993
          and September 30, 1993                            2


          Consolidated Statements of Income -
          Three months ended September 30, 1994 and
          September 30, 1993 and Nine months ended
          September 30, 1994 and September 30, 1993              3


          Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1994 and
          September 30, 1993                                4


          Notes to Consolidated Financial Statements -
          September 30, 1994                                5




 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     8



 PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                  13



 SIGNATURES                                                 15

          REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CONDITION
             (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                         				   September 30   December 31  September 30
                              					1994        		1993         	1993
ASSETS
Cash and due from banks		       $   470,005    $  462,032   $  405,484
Interest-bearing deposits in other
  banks                           	     830        11,031          628
Investment securities          	  1,910,091     2,368,445    1,646,778
Securities available for sale	      574,744         		  0         		 0
Trading account assets          	     2,942        20,368  	     9,897
Mortgage loans held for sale        273,356  	    285,665	     228,028
Federal funds sold and securities
 purchased under agreement
 to resell                           39,427	      106,724  	     5,391
Loans                          	  8,063,431	    6,869,497  	 5,623,689
Unearned income                     (25,543)      (36,251)	    (37,734)
 Loans, net of unearned income 	  8,037,888 	   6,833,246  	 5,585,955
Allowance for loan losses          (112,864) 	   (100,762) 	   (86,939)
 Net Loans                     	  7,925,024 	   6,732,484   	 5,499,016
Premises and equipment         	    147,769  	    140,206	      118,775
Interest receivable            	     83,332  	     67,488	       60,576
Due from customers on acceptances    33,852	       75,913	       15,680
Other assets                   	    208,585  	    205,992	      155,585
                                $11,669,957   $10,476,348    $8,145,838
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing           $ 1,280,713   $ 1,196,685    $1,137,005
 Interest-bearing               	 7,989,143  	  7,574,009	    5,906,041
  Total Deposits                	 9,269,856     8,770,694	    7,043,046
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase  	                700,650        184,566   	   115,632
  Commercial paper       	          33,000	        17,201	       19,239
  Other short-term borrowings	         757	         1,994	        3,139
      Total Short-term Borrowings  734,407	       203,761       138,010
 Long-term borrowings              612,198   	    462,862   	   141,842
      Total Borrowed Funds	      1,346,605	       666,623       279,852
Bank acceptances outstanding        33,852	        75,913	       15,680
Other liabilities                  118,111	       112,153       101,244
      Total Liabilities		       10,768,424	     9,625,383     7,439,822
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 120,000,000 shares
  Issued, including treasury stock -
  44,934,458; 42,520,025; and
  39,087,472 shares, respectively	 28,084		        26,575        24,430
 Surplus                          390,171		       375,983	      269,527
 Undivided profits                553,081		       462,280	      442,955
 Treasury stock, at cost - 2,919,179;
  1,470,700; and 1,924,700 shares;
  respectively                    (63,759)	       (12,320)      (28,713)
 Unearned restricted stock         (1,108)	        (1,553)       (2,183)
 Unrealized gain (loss) on securities
available for sale, net of taxes   (4,936)	             0	          	 0
    Total Stockholders' Equity  		901,533		       850,965       706,016
                              $11,669,957     $10,476,348    $8,145,838


See notes to consolidated financial statements.

          REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                 					1994        1993      1994         1993
Interest Income:
 Interest and fees on loans             $155,019 $107,180  $430,187	$313,544
 Interest on securities:
  Taxable interest income                 37,275   25,324   111,491	  78,534
  Tax-exempt interest
  income                                   3,413    3,078    10,208	   8,501
   Total Interest on Securities           40,688   28,402   121,699	  87,035
 Interest on mortgage loans held
 for sale                           				   6,277    4,088    14,628	  11,339
 Income on federal funds sold
  and securities purchased under
  agreement to resell                        403      142     1,685	   1,231
Interest on time deposits in
other banks			                         	       3       12      	 68	     177
Interest on trading account assets	           28       29      	 91      117
  Total Interest Income                  202,418  139,853   568,358	 413,443


Interest Expense:
 Interest on deposits                     74,891   49,834   211,933	 146,937
 Interest on short-term borrowings         6,719    1,193    11,305	   3,543
 Interest on long-term borrowings          8,718    2,721    23,056	   8,039
  Total Interest Expense                  90,328   53,748   246,294	 158,519
  Net Interest Income                    112,090   86,105   322,064	 254,924
Provision for loan losses                  4,367    4,101    13,804	  17,401
  Net Interest Income After Provision
    for Loan Losses                      107,723   82,004   308,260	 237,523

Non-Interest Income:
 Trust department income                   4,992    5,029    14,813	  13,732
 Service charges on deposit accounts      13,035   10,692    37,133	  32,072
 Mortgage servicing and origination fees  10,175   11,018    32,258	  30,914
 Securities gains                             76       34       444	      76
 Other                                     6,996    7,071    24,348	  20,247
  Total Non-Interest Income               35,274   33,844   108,996	  97,041

Non-Interest Expense:
 Salaries and employee benefits           46,010   38,771   134,089	 115,817
 Net occupancy expense                     5,293    3,928    15,320	  11,110
 Furniture and equipment expense           5,700    4,714    16,674	  13,354
 Other                                    29,644   27,123    88,293	  69,351
  Total Non-Interest Expense              86,647   74,536   254,376	 209,632

Income Before Income Taxes                56,350   41,312   162,880	 124,932
Applicable income taxes                   18,923   12,689    54,243	  40,946

                  Net Income            $ 37,427 $ 28,623  $108,637	$ 83,986

Average   number  of  shares
outstanding			                         	  42,464   37,158    43,029	  37,167
Per share:
  Net income                               $0.88    $0.77     $2.52	   $2.26
  Cash dividends declared                  $0.30    $0.26     $0.90	   $0.78





See notes to consolidated financial statements.

          REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
             (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                  Nine Months Ended
                                                      September 30
                                              						1994    		1993
Operating Activities:
 Net income	                             		  		$  108,637  $ 83,986
 Adjustments to reconcile net cash provided
  by operating activities:
 Depreciation and amortization of premises and
  equipment					                                   13,172	   10,551
  Provision for loan losses                        13,804	   17,401
  Net amortization (accretion) of securities       10,996	      (19)
  Amortization of loans and other assets           13,709	   13,467
  Amortization of deposits and borrowings          (5,039) 	      0
  Provision for losses on other real estate          (551)	     298
  Deferred income taxes                           (10,535)	  (8,204)
  (Gain) on sale of premises and equipment           (380)	     (91)
  Realized security (gains)                          (444)	     (76)
  Decrease in trading account assets		             17,426	    2,192
  Decrease (increase) in mortgages held for sale   12,309	  (20,416)
  (Increase) in interest receivable		             (15,844)	  (7,456)
  (Increase) in other assets                      (15,324)	 (29,196)
  Increase in other liabilities	              		   19,467	   20,306
  Stock issued to employees                           247	        0
  Other                                               560	      940
   Net Cash Provided By Operating Activities	     162,210 	  83,683

Investing Activities:
 Net (increase) in loans                       (1,206,772)	(447,528)
 Proceeds from sale of securities available
 for sale		                                  			   42,837 	   1,646
 Proceeds from maturity of investment securities  746,133	  371,845
 Proceeds from maturity of securities available
 for sale		                                  			   24,224	        0
 Purchase of investment securities            		 (862,009) (350,004)
 Purchase of securities available for sale        (86,037)	       0
 Net decrease (increase) in interest-bearing
  deposits in other banks			                       10,201 	    (286)
 Proceeds from sale of premises and equipment       3,133	      295
 Purchase of premises and equipment		             (23,487)	 (13,658)
 Net decrease (increase) in customers' acceptance
  liability                                        42,061	   11,498
    Net Cash (Used) By Investing Activities    (1,309,716)	(426,192)

Financing Activities:
 Net increase in deposits                         502,454 	 341,904
 Net increase (decrease) in short-term borrowings 530,646  (115,149)
 Proceeds from long-term borrowings		             373,581	    6,729
 Payments on long-term borrowings		              (222,498)   (1,877)
 Net (decrease) in bank acceptance liability      (42,061)  (11,498)
 Issuance of common stock for acquisitions         36,154	    8,926
 Cash dividends                                   (39,311)  (28,954)
 Purchase of treasury stock                       (51,439)  (16,393)
 Proceeds from exercise of stock options              656	      855
   Net Cash Provided By Financing Activities   	1,088,182	  184,543
    (Decrease) In Cash And Cash Equivalents	      (59,324) (157,966)
Cash and Cash Equivalents, Beginning of Period    568,756	  568,841

Cash And Cash Equivalents, End of Period	        $509,432  $410,875


See notes to consolidated financial statements.

          REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1994


NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included in the 1993 Annual Re port to Stockholders previously filed as Exhibit 13 to Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE B -- Completed Acquisitions

On July 7, 1994, Regions purchased, for $17 million in cash and notes, First Fayette Bank, located in Fayette, Alabama, adding $77 million in assets and two offices.

On August 31, 1994, Regions issued 725,477 shares of common stock in exchange for all the outstanding common stock of BNR Bancshares Inc. The acquisition, accounted for as a pooling-of-interests, added $137 million in assets and five offices in the New Roads, Louisiana market.

On September 30, 1994, Regions issued 664,907 shares of common stock in exchange for all the outstanding common stock of First Community Bancshares, Inc. The acquisition, accounted for as a pooling-of-interests, added $127 million in assets and two offices in Rome, Georgia.

Also during the third quarter, Regions acquired from the Resolution Trust Corporation, deposits of approximately $39 million in Houma, and Baton Rouge, Louisiana.




NOTE C -- Pending Acquisitions

During the second quarter, Regions entered into an agreement to acquire all of the outstanding stock of Union Bank & Trust Company (Union) located in Montgomery, Alabama. The agreement calls for the exchange of Regions common stock for all of Union's outstanding shares. The number of Regions shares to be issued will be determined by the market price of Regions common stock during a specified period. At current price levels, the total number of Regions common stock to be issued for Union would be approximately 2,100,000 shares, valued at approximately $65 million. The $65 million includes $2 million in Regions common stock which would be held in escrow and released upon the satisfaction of certain conditions relating to environmental remediation costs. This transaction is subject to approval by the stockholders of Union and by various regulatory authorities. Union, which operates ten offices in the Montgomery, Alabama area, had assets of $419 million and deposits of $315 million at September 30, 1994.

During the third quarter of 1994, Regions entered into an agreement to acquire all the outstanding stock of Fidelity Federal Savings Bank of Dalton Georgia (Fidelity). The agreement calls for the exchange of 0.449 shares of Regions common stock for each share of Fidelity's outstanding common and preferred stock, subject to adjustment under certain circumstances. This transaction is subject to approval by the stockholders of Fidelity and by various regulatory authorities. Fidelity, which operates three offices in Dalton and one office in Chatsworth, Georgia, had assets of $287 million and deposits of $255 million at September 30, 1994.

Regions also entered into an agreement, during the third quarter, to acquire all the outstanding stock of First Commercial Bancshares, Inc. of Chalmette, Louisiana. Consideration for this transaction had an aggregate value of approximately $20.3 million, calculated as of October 20, 1994, the date this transaction was announced. Such consideration will consist at the election of each First Commercial stockholder of either Regions common stock or a combination of Regions common stock and cash. The stock portion of the consideration is subject to adjustment under certain circumstances. This transaction is subject to approval by the stockholders of First Commercial and by various regulatory authorities. First Commercial, which operates three offices in Chalmette and one each in Arabi and Poydras, Louisiana, had assets of $113 million and deposits of $97 million at September 30, 1994.

On November 10, 1994, Regions issued from treasury stock approximately 1,784,000 shares of Regions common stock in exchange for all the outstanding common stock of American Bancshares, Inc.
(ABI) of Monroe, Louisiana. The acquisition, accounted for as a purchase, added $307 million in assets and eight offices in the Louisiana markets of Monroe and Shreveport.

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


NOTE E - Issuance of Subordinated Debt

On July 21, 1994, Regions issued $25 million of subordinated indebtedness due 2001 (the "7.65% Notes") and on September 15, 1994, Regions issued $100 million of subordinated indebtedness due 2024 (the "7 3/4% Notes"). The 7.65% Notes and the 7 3/4% Notes are subordinated to all senior indebtedness (as defined in the controlling indenture) of Regions, and payment of principle of such notes may be accelerated in the case of certain events involving bankruptcy, insolvency proceedings, or reorganization of Regions. The 7 3/4% Notes, or some portion thereof, may be redeemed at the option of the holder in the year 2004. The net proceeds from the issuance of the 7.65% Notes and the 7 3/4% Notes have been used for general corporate purposes, including the repurchase of an equivalent number of shares of Regions common stock in the open market issued in connection with the acquisition of ABI as described in Note B. The 7.65% Notes and the 7 3/4% Notes qualify as "Tier II Capital" under Federal Reserve guidelines.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations



Regions' total assets at September 30, 1994, were $11.7 billion
- - --an increase of 43% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans and securities, primarily related to acquisition activity. Since year-end 1993, total assets have increased 11%.

Comparisons with the prior year are significantly affected by acquisitions during the last year, which are summarized in the chart presented below. All the transactions were accounted for as purchases except for the Guaranty Bancorp, BNR Bancshares, and First Community transactions, which were accounted for as poolings-of-interests. Prior year financial information has not been restated to give effect to the poolings-of-interests transactions since the effect is not material.


Date                          Headquarters     Total Assets
Acquired    Company Acquired  Location         (in thousands)



October     First Federal     DeFuniak         $   89,295
1993        Savings Bank of   Springs,
            DeFuniak Springs  Florida

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


May 1994    Guaranty Bancorp  Baton Rouge,        186,879
                              Louisiana


July 1994   First Fayette     Fayette,             76,585
            Bank              Alabama


Date                          Headquarters     Total Assets
Acquired    Company Acquired  Location         (in thousands)


August 1994 Branches          Deposits in          39,413
            Purchased from    Houma, and
            the Resolution    Baton Rouge,
            Trust             Louisiana
            Corporation

August 1994 BNR Bancshares    New Roads,          136,952
            Inc.              Louisiana

September   First Community   Rome, Georgia       126,570
1994        Bancshares Inc.

Loans have increased 44% since a year ago. The above acquisitions accounted for a 26% increase in loans, with the remaining 18% in crease attributable to internal growth, primarily in consumer and one-to-four family residential mortgage loans. Since year-end, total loans have increased 18%, due primarily to growth in consumer and one-to-four family residential mortgage loans. The average yield on loans during the first nine months of 1994 was 7.90%, compared to 8.01% during the same period in 1993. This decrease was primarily the result of lower average base lending rates.

Non-performing assets were as follows (in thousands):

                             Sept. 30,  Dec. 31,  Sept. 30,
                               1994       1993      1993
    Non-accruing loans       $ 36,463   $ 39,519  $ 21,119
    Loans past due 90
     days or more               5,314     13,028     5,949
    Renegotiated loans          3,917      4,169     1,756
    Other real estate           8,262     13,720     7,564

       Total                 $ 53,956   $ 70,436  $ 36,388

    Non-performing assets
     as a percentage of
     loans and other real
     estate                     0.67%      1.03%     0.65%

Non-accruing loans have increased $15.3 million since September 30, 1993, but decreased $3.1 million since year-end. The increase from the prior year is due primarily to non-accruing commercial real estate loans added as a result of the Secor acquisition. At September 30, 1994, real estate loans comprised $20.3 million of total non-accruing loans, with commercial loans accounting for $13.4 million and installment loans $2.8 million. Other real estate decreased $5.5 million since year-end due primarily to the disposition of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

                                        Sept. 30,   Sept. 30,
                                          1994        1993
    Balance at beginning of year        $100,762     $73,619
    Net loans charged-off:
     Commercial                            1,535       1,874
     Real estate                           2,291         309
     Installment                           1,934       2,229

       Total                               5,760       4,412

    Allowance of acquired banks            4,058         331
    Provision charged to expense          13,804      17,401

    Balance at end of period            $112,864    $ 86,939

Net loan losses in the first nine months of 1994 and 1993 were 0.11% of loans (annualized). At September 30, 1994, the allowance for loan losses stood at 1.40% of loans, compared to 1.56% a year ago and 1.47% at year-end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 247% and 209%, respectively, at September 30, 1994, compared to 302% and 239%, respectively, at September 30, 1993.

The allowance for loan losses is maintained at a level deemed ade quate by management to absorb possible unidentified losses from loans in the portfolio. In determining the adequacy of the allow ance for loan losses, management considers numerous factors, in cluding but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collat eral values of property securing certain loans. Because all of these factors and others involve the use of management's estima tion and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 1994, it is management's opinion that the allowance for loan losses is ade quate. However, unfavorable changes in any of the above factors or other factors could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future pe riods.

Total securities have increased 51% since a year ago, primarily as a result of securities added by the acquisitions completed since September 1993. Since year-end, securities have increased 5%. Mortgage loans held for sale decreased $12.3 million since year-end but increased $45.3 million since September 30, 1993. Improving economic conditions, combined with competitive pricing of residential mortgages, even with higher market rates in 1994, resulted in increased loan production through the first nine months of 1994, compared to the prior year. Slower growth in residential mortgage production at the end of the third quarter accounted for the decline in the mortgage loans held for sale at September 30, 1994.

Interest-bearing deposits in other banks at September 30, 1994, totaled $830,000, an increase of $202,000 over the same period in 1993 but a decrease of $10.2 million since year-end. Maturities from these short-term investments were not reinvested in this category of earning assets.

Net federal funds purchased and security repurchase agreements totaled $661.2 million at September 30, 1994, $77.8 million at year-end and $110.2 million at September 30, 1993. The level of federal funds and security repurchase or resell agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 1994, net funds purchased averaged $270.9 million, compared to $75.1 million in the first nine months of 1993, indicating more reliance on purchased funds to support earning assets in the first nine months of 1994 than in the same period last year.

Premises and equipment increased $29.0 million from the third quarter of 1993. This increase was due primarily to the addition of premises and equipment obtained through acquisitions during the last year.

Other assets increased $2.6 million since year-end, and $53.0 million since the third quarter of 1993, due primarily to increased excess purchase price and deferred tax assets added by acquisitions during the past year.

Total deposits have increased 32% since September of last year. The deposits acquired in connection with acquisitions resulted in a 31% increase, with the remaining 1% attributable to internal growth and increases in certificates of deposit greater than $100,000. Since year-end, total deposits have increased $499,000 or 6%.

Long-term borrowings have increased $149.3 million since year-end and $470.4 million since September 30, 1993. In the fourth quarter of 1993, as a result of acquisitions, Regions assumed $294.6 million of Federal Home Loan Bank advances and $27.0 million in medium term notes. Additionally, Regions issued $125 million in subordinated debt during the third quarter of the current year.

Stockholders' equity was $902 million at September 30, 1994, an in crease of 28% over last year and an increase of 6% since year end. These increases resulted primarily from internally generated capi tal and equity added in connection with the acquisitions during the last year. These increases were partially offset by a $4.9 million unrealized loss on securities classified as available for sale, arising from the adoption of SFAS No. 115 and the purchase of $51.4 million of treasury stock, which was reissued in early November in connection with the ABI acquisition. Regions' ratio of equity to total assets was 7.73% at September 30, 1994, compared to 8.67% a year ago and 8.12% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. At September 30, 1994, Regions had approximately $193 million of securities maturing in one year or less. The average maturity of the securities portfolio was 8.9 years using contractual maturities. At December 31, 1993, approximately $1.2 billion in loans was due to mature in one year or less. Although the amount at September 30, 1994, has not been determined, loan maturities would provide significant liquidity. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At September 30, 1994, the loan to deposit ratio was 86.71%, compared to 79.20% a year ago and 77.91% at year-end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first nine months of 1994 increased $67.1 million, compared to the same period in 1993. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.30% in the first nine months of 1994, compared to 4.87% in the same period in 1993. This ratio declined primarily because of the lower spread associated with the assets acquired in the 1993 acquisitions. For the third quarter of 1994, net interest income increased $26.0 million over the third quarter of 1993, due to increased earning assets, partially offset by lower spreads on those earning assets.

Non-interest income increased $12.0 million or 12% over the first nine months of 1993 and $1.4 million or 4% over the third quarter of 1993. Trust department income increased $1.1 million or 8% on a year-to-year comparison but decreased slightly on a quarterly comparison. The increase resulted from growth in trust assets and increases in personal, corporate and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts, resulted in service charges on deposit accounts increasing $5.1 million or 16% in the first nine months of 1994 and $2.3 million or 22% in the third quarter, compared to the same periods in 1993. Mortgage servicing and origination fees increased $1.3 million or 4% in the first nine months of 1994 but decreased $843,000 or 8% in the third quarter of 1994, compared to the same periods in 1993.
These changes are due to increases in the number and dollar amount of loans serviced and to increased volume of new loan closings in the first nine months of 1994, offset in the third quarter by intense competitive pricing on new single family residential mortgage loan originations. The mortgage company's servicing portfolio totaled $9.1 billion at September 30, 1994--up $600 million over a year earlier. Production of new mortgages totaled $1.6 billion during the first nine months of 1994, compared to $1.3 billion during the same period in 1993. Other non-interest income increased $4.1 million or 20% in the first nine months of 1994 but decreased slightly in the third quarter, over the comparable year ago periods, due primarily to a $2.3 million gain on the sale of mortgage servicing rights during the first quarter of 1994, increases in insurance fees and commissions, credit card fees, safe deposit box fees and international department income, partially offset by a decrease in trading account commissions during the third quarter.

Non-interest expense increased $44.7 million or 21% in the first nine months of 1994 and $12.1 million or 16% in the third quarter of 1994, compared to the same periods in 1993. Excluding the expenses added by acquisitions during the last year, total non-interest expense would have increased approximately 6%. Salaries and employee benefits were up 16% in the first nine months of 1994 and 19% in the third quarter, due to an increase in the number of employees because of acquisitions and increased business activity, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 31% in the first nine months of 1994 and 27% in the third quarter, over the same periods in 1993, primarily because of additional expenses associated with branch offices and equipment added by recent acquisitions. Other non-interest expense increased $18.9 million or 27% in the first nine months of 1994 and $2.5 million or 9% in the third quarter, over the same periods in 1993, primarily because of expenses added by recent acquisitions, particularly in supplies, postage, insurance, legal and other professional fees, communications, and amortization of excess purchase price. Also, losses from the sale or holding of residential mortgages originated by the mortgage company totaled $2.5 million in 1994, compared to gains of $1.3 million in 1993.

Income tax expense increased $13.3 million (32%) over the first nine months of 1993 and $6.2 million (49%) over the third quarter of 1993, primarily because of an increase in taxable income, and an increase in taxable income as a percentage of total income.

Net income for the quarter was a record $37,427,000--up 31% over the third quarter of last year. Year-to-date net income totaled $108,637,000 or $2.52 per share, an increase of 12% on a per share basis over the first nine months of last year. Return on stockholders' equity declined to 15.99%, compared to 16.49% in the first nine months of last year. Return on assets also declined to 1.31% in the first nine months of 1994, compared to 1.43% in the first nine months of 1993.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             (27) Financial Data Schedule

         (b) Reports on Form 8-K:

        Two reports on Form 8-K were filed with the Commission during the third quarter of 1994.

        The September 6, 1994, report, filed under items 5 and 7, relates to pro forma financial statements reflecting the effect of the recently completed and pending acquisitions. Included in the report are the combined condensed statement of condition as of June 30, 1994, and combined condensed statements of income as of June 30, 1994, December 31, 1993, 1992 and 1991.

        The September 8, 1994, report, also filed under items
	5 and 7, relates to the issuance of $100 million of subordinated notes.

                            SIGNATURES





 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







                                Regions Financial Corporation



 DATE:  November 14,1994         /s/ Robert P. Houston
                                Robert P. Houston
                                Executive Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)