Form 10-K405
period 1994-12-31
REGIONS FINANCIAL CORP
filed 1995-03-28
CIK 36032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K405

               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
            FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-6159

                        REGIONS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          63-0589368
- ----------------------------------               -------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

 417 North 20th Street, Birmingham, Alabama                     35203
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (334) 832-8450

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK - PAR VALUE $.625
- --------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1995.

                 Common Stock, $.625 Par Value--$1,487,790,688*

*Excludes as shares held by affiliates only shares held by the registrant's Employee Stock Purchase Plan, Employees' Stock Ownership Plan, Directors' Stock Investment Plan and executive officers who are directors without prejudice to a determination of control.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 8, 1995.

         Common Stock, $.625 Par Value--46,499,705 shares issued and 44,679,126 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual proxy statement dated March 16, 1995 are incorporated by reference into Part III.

         Portions of the annual report to stockholders for the year ended December 31, 1994, are incorporated by reference into Parts I and II.

                                     PART I

ITEM 1.    Business

           (a) The Registrant, Regions Financial Corporation (the "Registrant" or "Regions"), is a regional bank holding company headquartered in Birmingham, Alabama, which operated 270 banking offices in Alabama, Florida, Georgia, Louisiana and Tennessee as of December 31, 1994. At that date, Regions had total consolidated assets of approximately $12.8 billion, total consolidated deposits of approximately $10.1 billion, and total consolidated stockholders' equity of approximately $1.0 billion.

           Regions was organized under the laws of the state of Delaware and commenced operations in 1971 under the name First Alabama Bancshares, Inc. On May 2, 1994, the name of First Alabama Bancshares, Inc. was changed to Regions Financial Corporation. Regions' principal executive offices are located at 417 North 20th Street, Birmingham, Alabama 35203, and its telephone number at such address is (205) 326-7100.

           At March 20, 1995, Regions operated six state-chartered commercial bank subsidiaries (collectively, the "Subsidiary Banks") in Alabama, Florida, Georgia, Louisiana and Tennessee and various banking-related subsidiaries engaged in mortgage banking, credit life insurance, leasing, and securities brokerage activities with offices in various southeastern states. Through its subsidiaries, Regions offers a broad range of banking and banking-related services.

           In Alabama, Regions operates through First Alabama Bank, which at

December 31, 1994 (including the amounts for Union Bank & Trust Company, which was subsequently merged into First Alabama Bank in January 1995), had total consolidated assets of approximately $9.8 billion, total consolidated deposits of approximately $7.7 billion, and total consolidated stockholders' equity of approximately $785 million. First Alabama Bank operates 176 banking offices throughout Alabama.

           In Florida, Regions operates through Regions Bank of Florida, which at December 31, 1994, had total consolidated assets of approximately $519 million, total consolidated deposits of approximately $464 million, and total consolidated stockholders' equity of approximately $51 million. Regions Bank of Florida operates 27 banking office in the panhandle region of Florida.

           In Georgia, Regions operates through (i) Regions Bank of Georgia and
(ii) First Rome Bank, which at December 31, 1994, had total combined assets of approximately $242 million, total combined deposits of approximately $216 million, and total combined stockholders' equity of approximately $20 million. Regions Bank of Georgia operates three banking offices in Columbus, Georgia, and First Rome Bank operates two banking offices in Rome, Georgia.

           In Louisiana, Regions operates through Regions Bank of Louisiana which at December 31, 1994, including the amounts for Bank of New Roads which was subsequently merged into Regions Bank of Louisiana in March 1995, had total consolidated assets of approximately $2.0 billion, total consolidated deposits of approximately $1.4 billion, and total consolidated stockholders' equity of approximately $199 million. Regions Bank of Louisiana operates 38 banking offices in Louisiana.

           In Tennessee, Regions operates through Regions Bank of Tennessee, which at December 31, 1994, had total consolidated assets of approximately $462 million, total consolidated deposits of approximately $401 million, and total consolidated stockholders' equity of approximately $40 million. Regions Bank of Tennessee operates 24 banking offices in Tennessee.

           In addition to the Subsidiary Banks, Regions provides additional banking services through various banking-related subsidiaries, the most significant of which provide mortgage banking, credit life insurance, and securities brokerage activities.

           Real Estate Financing, Inc., a subsidiary of First Alabama Bank, is engaged in mortgage banking with its primary business and source of income being the origination and servicing of mortgage loans for long-term investors. Real Estate Financing, Inc. serviced approximately $9.2 billion in real estate mortgages at December 31, 1994, and operates loan production offices in Alabama, Florida, Georgia, Mississippi, South Carolina, and Tennessee.

           FAB Agency, Inc., a subsidiary of Regions, acts as an insurance agent or broker with respect to credit life and accident and health insurance and other types of insurance relating to extensions of credit by the Subsidiary Banks or banking-related subsidiaries.

           Regions Life Insurance Company, a subsidiary of Regions, acts as a re-insurer of credit life and accident and health insurance in connection with the activities of certain affiliates of Regions.

           First Alabama Investments, Inc., a subsidiary of First Alabama Bank, engages in securities underwriting and brokerage activities and operates offices in Alabama, Florida, Georgia, Louisiana and Tennessee.

           A substantial portion of the growth of Regions since commencing operations in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. Since it began operations as a bank holding company, Regions has completed 51 acquisitions of other financial institutions representing in aggregate (at the time the acquisitions were completed) approximately $6.7 billion in assets. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some cases, negotiations frequently take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions' financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values.

This practice could result in dilution of book value and net income per share for the acquirer.

           Reference is made to pages 20 through 49 and 76 through 79 of the annual report to stockholders for the year ended December 31, 1994, included as
Exhibit 13 hereto, for certain statistical (Guide 3) and other information.

           (b) The primary business conducted by Registrant's banking affiliates is banking, which includes provision of commercial and retail banking services and, in some cases, trust services. Registrant's bank-related subsidiaries perform services incidental to the business of banking. Consequently, Registrant's only industry segment is the business of banking and the information required for industry segments is not applicable.

           Reference is made to pages 20 through 49 of the annual report to stockholders for the year ended December 31, 1994, included as Exhibit 13 hereto, for information required by this item.

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

           The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank; or (iii) it may merge or consolidate with any other bank holding company.

           The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

           The BHC Act prohibits the Federal Reserve from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the deposits of its banking subsidiaries were greatest on the date the company became a bank holding company (Alabama in the case of the Registrant), unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. Alabama has adopted reciprocal interstate banking legislation permitting Alabama-based bank holding companies to acquire banks and bank holding companies in other states and allowing bank holding companies located in Arkansas, the District of Columbia, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Texas, Virginia, and West Virginia to acquire Alabama banks and bank holding companies. Under the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which was signed into law on September 29, 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies, including the regional interstate banking legislation adopted by the state of Alabama, will be repealed one year following enactment such that the Registrant and any other bank holding company located in Alabama would be able to acquire a bank located in any other state, and a bank holding company located outside Alabama could acquire any Alabama-based bank, in either case subject to certain deposit percentage and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. Assuming no state action prior to June 1, 1997, the Registrant would be able to consolidate all of its Subsidiary Banks into a single bank with interstate branches following that date.

           The BHC Act generally prohibits the Registrant from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

           Each of the Subsidiary Banks of the Registrant is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, their deposits are insured by the FDIC to the extent provided by law. Each Subsidiary Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

           Because each of the Subsidiary Banks is a state-chartered bank that is not a member of the Federal Reserve System, such banks are subject to supervision and examination by the FDIC. The FDIC regularly examines the operations of the Subsidiary Banks and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

           The Subsidiary Banks are subject to the provisions of the CRA.
Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a subsidiary depository institution, to assess such institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution;
(iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

           In December 1993, the federal banking agencies proposed to revise their CRA regulations in order to provide clearer guidance to depository institutions on the nature and extent of their CRA obligations and the methods by which those obligations would be assessed and enforced. In response to widespread criticisms of the December 1993 proposal, the agencies on September 26, 1994, issued a revised proposal. Under the new proposal, the current process-based CRA assessment factors would be replaced with a new evaluation system that would rate institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance will consist of three tests: a lending test; an investment test; and a service test. Each of these tests would be applied by the institution's federal regulator in an assessment context that would take into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institutions product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly situated lenders.

           The proposed lending test--the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks--would evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans. The institution's regulator would weigh each of these lending categories to reflect their relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test would include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low- to moderate-income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take in account in making their assessments lending by the institution's affiliates as well as community development loans made by lending consortia and other lenders in which the institution has invested. As part of the proposal, all financial institutions would be required to report data on their small business and small farm loans as well as their home mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

           The focus of the investment test would be the degree to which the institution is helping to meet the needs of its service area through qualified investments that: (i) benefit low- to moderate-income individuals and small business or farms; (ii) address affordable housing needs; or (iii) involve donations of branch offices to minority or women's depository institutions. Assessment of an institution's performance under the investment test would be based upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs. The service test would evaluate an institution's systems for delivering retail banking services, taking into account such factors as: (i) the geographic distribution of the institution's branch offices and automated teller machines ("ATMs"); (ii) the institution's record of opening and closing branch offices and ATMs; and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low- to moderate-income areas. The federal regulators would also consider an institution's community development services as part of the service test. A separate community development test would be applied to wholesale or limited purpose financial institutions.

           Smaller institutions (those having total assets of less than $250 million) would be evaluated under more streamlined criteria. In addition, a financial institution would have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution would be required to obtain the prior approval of its federal regulator.

           The joint agency CRA proposal provides that an institution evaluated under a given test would receive one of five ratings for that test: outstanding; high satisfactory; low satisfactory; needs to improve; or substantial noncompliance. An institution would then receive a certain number of points for its rating on each test, and the points would be combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance. Under the agencies' proposed rating guidelines, an institution's rating on the lending test would count for at least 50% of its overall rating, and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. The proposed guidelines also provide that if an institution received no better than a "needs to improve" rating on its previous two CRA exams, a "needs to improve" rating on the third exam would be downgraded to "substantial noncompliance." In any situation, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating.

           Under the proposal, an institution's CRA rating will continue to be taken into account by a regulator in considering various types of applications. In addition, an institution receiving a rating of "substantial noncompliance" would be subject to civil money penalties or a cease and desist order under
Section 8 of the Federal Deposit Insurance Act (the "FDIA").

           Payment of Dividends. The Registrant is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of the Registrant, including cash flow to pay dividends to its stockholders, is dividends from the Subsidiary Banks. There are statutory and regulatory limitations on the payment of dividends by the Subsidiary Banks to the Registrant as well as the Registrant to its stockholders.

           As state nonmember banks, the Subsidiary Banks are subject to the respective laws and regulations of the states of Alabama, Florida, Georgia, Louisiana, and Tennessee and to the regulations of the FDIC as to the payment of dividends.

           If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The Federal Reserve and the FDIC have indicated that paying dividends that deplete an institution's capital base to an inadequate level would be unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "Prompt Corrective Action." Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

           At December 31, 1994, under dividend restrictions imposed under federal and state laws, the Subsidiary Banks, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately $202 million.

           The payment of dividends by the Registrant and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

           Transactions with Affiliates. There are various restrictions on the extent to which the Registrant and its nonbank subsidiaries can borrow or otherwise obtain credit from the Subsidiary Banks. Each Subsidiary Bank (and its subsidiaries) is limited in engaging in borrowing and other "covered transactions" with nonbank or non-savings-bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the Subsidiary Bank and its subsidiaries may not exceed 10% of the capital stock and surplus of such Subsidiary Bank; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the Subsidiary Bank and its subsidiaries may not exceed 20% of the capital stock and surplus of such Subsidiary Bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateralization requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.

           Capital Adequacy. The Registrant and the Subsidiary Banks are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Registrant and the FDIC in the case of the Subsidiary Banks. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

           The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.
The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

           The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the

Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier I Capital is 4.0%. At December 31, 1994, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 10.69% and 14.29%, respectively.

           In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The Registrant's Leverage Ratio at December 31, 1994, was 8.21%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

           Each of the Registrant's Subsidiary Banks is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve. Each of the Registrant's Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1994. Neither the Registrant nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

           Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

           The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, proposed an amendment to the risk-based capital standards which would calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

           Support of Subsidiary Banks. Under Federal Reserve policy, the Registrant is expected to act as a source of financial strength to, and to commit resources to support, each of the Subsidiary Banks. This support may be required at times when, absent such Federal Reserve policy, the Registrant may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of the Subsidiary Banks are subordinate in right of payment to deposits and to certain other indebtedness of such Subsidiary Bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a Subsidiary Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

           Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Subsidiary Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Subsidiary Banks would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the Registrant's other Subsidiary Banks, and a potential loss of the Registrant's investment in such other Subsidiary Banks.

           Prompt Corrective Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

           Under the final agency rule implementing the prompt corrective action provisions, an institution that (i) has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be "well capitalized." An institution with a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be "adequately capitalized." A depository institution that has a Total Capital ratio of less than 8.0%, a Tier 1 Capital ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be "undercapitalized." A depository institution that has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be "significantly undercapitalized," and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

           An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meet is capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets and the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA. For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or nonbank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region"; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or
(xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer without regulatory approval.

           At December 31, 1994, all of the Registrant's Subsidiary Banks had the requisite capital levels to qualify as well capitalized.

           Brokered Deposits. The FDIC has adopted regulations governing the receipt of brokered deposits. Under the regulations, a depository institution cannot accept, rollover, or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because all of the Subsidiary Banks of the Registrant had at December 31, 1994, the requisite capital levels to qualify as well capitalized, the Registrant believes the brokered deposits regulation will have no material effect on the funding or liquidity of any of the Subsidiary Banks.

           FDIC Insurance Assessments. In July 1993, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994 and replaces a transitional system that the FDIC had utilized for the 1993 calendar year, assigns an institution to one of three capital categories:
(i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for 1994, as they had during 1993, ranged from .23% of deposits for an institution in the highest category (i.e., "well capitalized" and "healthy") to .31% of deposits for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern").

           The FDIC is authorized to raise insurance premiums in certain circumstances. The current assessment rates for the Bank Insurance Fund

(BIF) and the Savings Association Insurance Fund (SAIF) are designed to increase the reserve ratios (i.e., the ratios of reserves to insured deposits) for both funds to a designated ratio (i.e., 1.25%) within a specified period of time. Once the designated ratio is reached, the FDIC is to set future assessment rates at such levels that will maintain a fund's reserve ratio at the designated level.

           Recently the FDIC has proposed significant reductions in the assessment rate on BIF deposits that could become effective in the latter half of 1995. A reduction in BIF assessment rates could result in a reduction in Regions' FDIC insurance expense in the future.

           Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

           Safety and Soundness Standards. In November 1993, federal banking agencies issued for comment proposed safety and soundness standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits. With respect to internal controls, information systems, and internal audit systems, the standards describe the functions that adequate internal controls and information systems must be able to perform, including: (i) monitoring adherence to prescribed policies; (ii) effective risk management; (iii) timely and accurate financial, operational, and regulatory reporting, (iv) safeguarding and managing assets; (v) compliance with applicable laws and regulations; and requirements that (a) those performing internal audits be qualified and independent, (b) internal controls and information systems be tested and reviewed, (c) corrective actions be adequately documented, and (d) results of an audit be made available for review of management actions.

           As in the case of internal controls and information systems, the proposal establishes general principles and standards, rather than specific requirements, that must be followed in other areas. For example, loan documentation and credit underwriting practices must enable the institution to make informed lending decisions and assess credit risk on an ongoing basis. Similarly, an institution must manage interest rate risk "in a manner that is appropriate to the size of [the institution] and the complexity of its assets and liabilities" and must conduct any asset growth in accordance with a plan that has taken a variety of factors such as deposit volatility, capital, and interest rate risk into account. The proposal also prohibits "excessive compensation," which is defined as amounts paid that are unreasonable or disproportionate to the services performed by an officer, employee, director, or principal stockholder in light of all circumstances. In order to help alert institutions and their regulators to deteriorating financial conditions, the proposed rule also would impose a maximum ratio of classified assets to total capital of 1.0 and, in the case of an institution that had incurred a net loss over the last four quarters, would require that institution to have sufficient capital to absorb a similar loss over the next four quarters and still remain in compliance with its minimum capital requirements.

           Depositor Preference. The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

           Other. Because of concerns relating to the competitiveness and the safety and soundness of the industry, the United States Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit depository institutions and bank holding companies from conducting certain types of activities, to subject depository institutions to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of Regions may be affected thereby.

           Registrant's broker/dealer subsidiary, First Alabama Investments, Inc., is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, and certain state securities commissions.

                   (i) The following chart shows for the last three years the percentage of total operating income contributed by each of the major categories of income.

                                                 1994        1993       1992
                                                 ----        ----       ----
Interest and fees on loans                       64.9%       61.3%      59.1%
 Interest on securities                          17.4        16.9       19.6
 Interest on mortgage loans held for sale         2.0         2.3        2.1
 Interest on federal funds sold                   0.2         0.2        1.0
 Other interest income                            0.0         0.1        0.0
 Trust department income                          2.1         2.7        2.6
 Service charges on deposit accounts              5.4         6.2        6.4
 Mortgage servicing and origination fees          4.5         6.4        5.7
 Other non-interest income                        3.5         3.9        3.5
                                                -----       -----      -----
     Total Operating Income                     100.0%      100.0%     100.0 %
                                                =====       =====      =====

                   (ii) There has been no public announcement, and no information otherwise has become public, about a material new product or line of business.

                   (iii) The monetary policies of the Federal Reserve affect the operations of Registrant's Subsidiary Banks. Through changes in the reserve requirements against bank and thrift deposits, open market operations in U.S. Government securities and changes in the discount rate on borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing.

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

                   (vi) The primary sources of funds for the Subsidiary Banks are deposits and borrowed funds. The Registrant's primary sources of operating funds are service fees, dividends, and interest which it receives from bank and bank-related subsidiaries.

                   (vii) No material part of the business of the Registrant is dependent upon a single customer or a few customers. No single customer or affiliated group of customers accounts for 10% or more of Registrant's consolidated revenues.

                   (viii) Information concerning backlog orders is not relevant to an understanding of the business of the Registrant.

                   (ix) No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts by governmental authorities.

                   (x) All aspects of the Registrant's business are highly competitive. The Registrant's subsidiaries compete with other financial institutions located in Alabama, northwest Florida, Columbus and Rome, Georgia, Louisiana, Tennessee, and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, other mortgage companies and financial service operations of major commercial and retail corporations.

           As of December 31, 1994, the Registrant was the third largest bank holding company headquartered in Alabama based on assets. For information with respect to the Registrant's markets and the size of the Subsidiary Banks operating in such markets, see the information provided under subsection (a) of this Item 1.

           Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. Although the ranking of Registrant's position varies in different markets, Registrant believes that its affiliates effectively compete with other banks and thrifts in their relevant market areas.

           Under the provisions of the Interstate Banking Act, which was signed into law on September 29, 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies, including the regional interstate banking legislation adopted in 1987 by the state of Alabama permitting interstate acquisitions of banks and bank holding companies generally in certain southeastern states, will be repealed one year following enactment such that the Registrant and any other bank holding company located in Alabama would be able to acquire a bank located in any other state, and a bank holding company located outside Alabama could acquire any Alabama-based bank, in either case subject to certain deposit percentage and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. To the extent that large bank holding companies that previously were not permitted to make acquisitions in the markets in which Regions operates do effect acquisitions pursuant to the Interstate Banking Act, competition in the Registrant's markets could further intensify.

                   (xi) There were no material expenditures during the last three fiscal years on research and development activities by the Registrant.

                   (xii) Regulations of any governmental authority concerning the discharge of materials into the environment are expected to have no material effect on the Registrant or any of its subsidiaries.

                   (xiii) As of December 31, 1994, Registrant, its affiliate banks and other subsidiaries had a total of 6,007 full-time-equivalent employees.

           (d) Registrant neither engages in foreign operations nor derives a significant portion of its business from customers in foreign countries.

ITEM 2.  Properties

           The corporate headquarters of the Registrant occupy several floors of the main Birmingham banking facility of First Alabama Bank, located at 417 North 20th Street, Birmingham, Alabama 35203.

           The Registrant and its subsidiaries, including the Subsidiary Banks, operate through 288 office facilities, of which 194 are owned by the Registrant or one of its subsidiaries and 94 are subject to building or ground leases. Of the 270 branch office facilities operated by the Subsidiary Banks at December 31, 1994, 76 are subject to building or ground leases and 194 are wholly owned by the Subsidiary Banks.

           For offices in premises leased by the Registrant and its subsidiaries, annual rentals totaled approximately $4,783,000 as of December 31, 1994. During 1994, the Registrant and its subsidiaries received approximately $3,118,000 in rentals for space leased to others. At December 31, 1994, encumbrances on the offices, equipment and other operational facilities owned by the Registrant and its subsidiaries totaled approximately $4,500,000 with a weighted average interest rate of 8.7%.

ITEM 3.  Legal Proceedings

           "Note L. Commitments and Contingencies" on pages 65 and 66 of the annual report to stockholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Registrant did not submit any matters to a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

           "Common Stock Market Prices and Dividends" on page 49 of the annual report to stockholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 6.    Selected Financial Data

           "Historical Financial Summary" on pages 76 through 79 of the annual report to stockholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 49 of the annual report to stockholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 8.    Financial Statements and Supplementary Data

           The report of independent auditors and the consolidated financial statements of the Registrant and its subsidiaries, included in the annual report to stockholders for the year ended December 31, 1994, are incorporated herein by reference.

           "Summary of Quarterly Results of Operations" on page 49 and "Effects of Inflation" on page 48 of the annual report to stockholders for the year ended December 31, 1994, are incorporated herein by reference.

ITEM 9.    Changes in and Disagreements with Accountants
           On Accounting and Financial Disclosure

           There have been no disagreements on accounting and financial disclosure between Registrant and Ernst & Young LLP.

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant

           "Information on Directors" from pages 3 through 7 and "Section 16 Transactions" on page 7 of the Registrant's proxy statement dated March 16, 1995, are incorporated herein by reference.

           Executive officers of the Registrant as of December 31, 1994, are as follows:

                             Position and
                             Offices Held with                      Officer
Executive Officer      Age   Registrant and Subsidiaries             Since
- -----------------      ---   ----------------------------           -------
J. Stanley Mackin       62   Chairman, Director and Chief             1983*
                             Executive Officer, Registrant and
                             First Alabama Bank; Director,
                             Regions Bank of Louisiana, Real
                             Estate Financing, Inc., FAB
                             Agency, Inc., Regions Agency, and
                             Regions Life Insurance Company.

Richard D. Horsley      52   Vice Chairman, Director and              1972
                             Executive Financial Officer,
                             Registrant and First Alabama
                             Bank; Director and Vice
                             President, Regions Agency, Inc.;
                             Director, FAB Agency, Inc.,
                             Regions Bank of Louisiana,
                             Regions Life Insurance Company,
                             Regions Financial Building Corp.
                             and Real Estate Financing, Inc.

Sam P. Faucett          60   President/Western Region and             1983*
                             Florida Region; Chairman and
                             Chief Executive Officer, First
                             Alabama Bank - Tuscaloosa;
                             Director, Regions Bank of Florida
                             and Real Estate Financing, Inc.

Joe M. Hinds, Jr.       57   President/Northern Region and            1983*
                             Tennessee Region; Chairman and
                             Chief Executive Officer, First
                             Alabama Bank - Huntsville.

Wilbur B. Hufham        57   President/Southeastern Region;           1983*
                             Chairman, President and Chief
                             Executive Officer, First Alabama
                             Bank - Montgomery.

                             Position and
                             Offices Held with                      Officer
Executive Officer      Age   Registrant and Subsidiaries             Since
- -----------------      ---   ----------------------------           -------
Carl E. Jones, Jr.      54   President/Southern Region and            1983*
                             Louisiana Region; Chairman and
                             Chief Executive Officer, First
                             Alabama Bank - Mobile. Director,
                             Regions Bank of Louisiana.

William E. Jordan       60   President/Central Region;                1990*
                             Chairman and Chief Executive
                             Officer, First Alabama Bank -
                             Birmingham.

William E. Askew        45   Executive Vice President - Retail        1987
                             Banking Division, Registrant and
                             First Alabama Bank.

Delmar F. Epton         61   Executive Vice President -               1986*
                             Operations Group, Registrant and
                             First Alabama Bank.

Robert P. Houston       50   Executive Vice President and             1974
                             Comptroller, Registrant and First
                             Alabama Bank; Director and
                             Treasurer, Regions Financial
                             Building Corp.; Director,
                             Secretary and Treasurer, FAB
                             Agency, Inc., Regions Life
                             Insurance Company and Regions
                             Agency, Inc.

Charles S.
  Northen, III          58   Senior Vice President -                  1993
                             Investments, Registrant and First
                             Alabama Bank; Director, First
                             Alabama Investments, Inc.

E. Cris Stone           52   Executive Vice President -               1988
                             Corporate Banking, Registrant and
                             First Alabama Bank; Director and
                             Vice President, Regions Financial
                             Leasing, Inc.

                             Position and
                             Offices Held with                      Officer
Executive Officer      Age   Registrant and Subsidiaries             Since
- -----------------      ---   ----------------------------           -------
Richard E. Wambsganss   54   Executive Vice President - Trust         1987
                             Group, Registrant and First
                             Alabama Bank.

Samuel E. Upchurch Jr.  43   General Counsel and Corporate            1994
                             Secretary, Registrant and First
                             Alabama Bank; Director First
                             Alabama Investments, Inc.

*The years indicated are those in which the individual was first deemed to be an executive officer of Registrant, although in every case the individual had been an executive officer of a subsidiary of Registrant for a number of years.

ITEM 11.   Executive Compensation

           "Executive Compensation and Other Transactions" on pages 7 through 10, excluding the information on page 10 under the sub-headings "Compensation and Stock Option Determinations" and "Personnel Committee Executive Compensation Report" of the Registrant's proxy statement dated March 16, 1995, are incorporated herein by reference. All information on pages 11 through 13, of the Registrant's proxy statement dated March 16, 1995, are specifically not incorporated by reference herein.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

           "Voting Securities and Principal Holders Thereof" on page 2 and "Information on Directors" on pages 3 through 5 of the Registrant's proxy statement dated March 16, 1995, are incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

           "Other Transactions," on page 14 of the Registrant's proxy statement dated March 16, 1995, are incorporated herein by reference.

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

                 Certificate of Incorporation as last amended on May 2, 1994, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission and assigned file number 33-54231.

       4.        a.       Debenture Purchase Agreement dated October 15, 1973,
                          incorporated by reference from the Exhibits to the
                          Registration Statement filed with the Commission and
                          assigned file number 2-49702.

                 b. Subordinated Notes Indenture Agreement dated as of December 1, 1992, incorporated by reference from the Exhibits to the Registration Statement filed with the Commission and assigned registration number 33-45714.

       10.       *a.      Regions 1991 Long-Term Incentive Plan incorporated by
                          reference from the Exhibit to the Registrant's proxy
                          statement filed with the Commission and dated
                          March 22, 1991.

       13.       Annual Report to Stockholders for the year ended December 31,
                 1994.

       21.       List of Subsidiaries of the Registrant.

       23.       Consent of Independent Auditors.

       27.       Financial Data Schedule (for SEC use only).

       99.       a.       Form 11-K, Annual Report of Employee Stock Purchase
                          Plan of Regions Financial Corporation for the year
                          ended December 31, 1994.

                 b.       Form 11-K, Annual Report of Directors' Stock
                          Investment Plan of Regions Financial Corporation for the year ended December 31, 1994.

                 *- Represents a compensatory plan agreement that is required to be filed under this item.

       14(b)     Reports on Form 8-K filed in the fourth quarter of 1994:

                 In a report filed on Form 8-K, under items 5 and 7, dated
                 November 23, 1994, the Registrant filed pro forma financial statements reflecting certain aspects of its recently completed and pending acquisitions. Included in the report are the unaudited pro forma combined condensed statement of condition as of September 30, 1994, and the unaudited pro forma combined condensed statements of income for the periods ended September 30, 1994, December 31, 1993, 1992 and 1991.

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

                                   REGIONS FINANCIAL CORPORATION


                                   /s/ Samuel E. Upchurch, Jr.           3/16/95
                                   ---------------------------------------------
                                   Samuel E. Upchurch, Jr.                  Date
                                   General Counsel
                                     and Corporate Secretary


                                   /s/ Robert P. Houston                 3/16/95
                                   ---------------------------------------------
                                   Robert P. Houston                        Date
                                   Executive Vice President
                                     and Comptroller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Stanley Mackin             3/16/95          /s/ William R. Boles, Sr.        3/16/95
- -----------------------------------------          ----------------------------------------
J. Stanley Mackin                    Date          William R. Boles, Sr.               Date
Chairman, Chief Executive                          Director
  Officer and Director


/s/ Richard D. Horsley            3/16/95          /s/ Albert P. Brewer             3/16/95
- -----------------------------------------          ----------------------------------------
Richard D. Horsley                   Date          Albert P. Brewer                    Date
Vice Chairman, Executive                           Director
  Financial Officer and Director


/s/ Sheila S. Blair               3/16/95          /s/ James S. M. French           3/16/95
- -----------------------------------------          ----------------------------------------
Sheila S. Blair                      Date          James S. M. French                  Date
Director                                           Director


/s/ James B. Boone, Jr.           3/16/95          /s/ Catesby ap C. Jones          3/16/95
- -----------------------------------------          ----------------------------------------
James B. Boone, Jr.                  Date          Catesby ap C. Jones                 Date
Director                                           Director

/s/ Olin B. King                  3/16/95          /s/ Robert E. Steiner, III       3/16/95
- -----------------------------------------          ----------------------------------------
Olin B. King                         Date          Robert E. Steiner, III              Date
Director                                           Director


/s/ H. M. McPhillips, Jr.         3/16/95          /s/ Lee J. Styslinger, Jr.       3/16/95
- -----------------------------------------          ----------------------------------------
H. Manning McPhillips, Jr.           Date          Lee J. Styslinger, Jr.              Date
Director                                           Director


/s/ Henry E. Simpson              3/16/95
- -----------------------------------------
Henry E. Simpson                     Date
Director

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a)(1) AND (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1994

                         REGIONS FINANCIAL CORPORATION

                              BIRMINGHAM, ALABAMA

                       FORM 10-K - ITEM 14(a)(1) AND (2)

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


       The following consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

       Report of Independent Auditors

       Consolidated Statement of Condition - December 31, 1994 and 1993

       Consolidated Statement of Income - Years ended December 31, 1994, 1993 and 1992

       Consolidated Statement of Cash Flows - Years ended December 31, 1994,
         1993 and 1992

       Consolidated Statement of Changes in Stockholders' Equity - Years ended
         December 31, 1994, 1993 and 1992

       Notes to Consolidated Financial Statements - December 31, 1994

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

                 Certificate of Incorporation as last amended on May 2, 1994, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission and assigned file number 33-54231.

       4.        a.       Debenture Purchase Agreement dated October 15, 1973,
                          incorporated by reference from the Exhibits to the
                          Registration Statement filed with the Commission and
                          assigned file number 2-49702.

                 b. Subordinated Notes Indenture Agreement dated as of December 1, 1992, incorporated by reference from the Exhibits to the Registration Statement filed with the Commission and assigned registration number 33-45714.

       10.       a.       Regions 1991 Long-Term Incentive Plan incorporated by
                          reference from the Exhibit to the Registrant's proxy
                          statement filed with the Commission and dated
                          March 22, 1991.

       13.       Annual Report to Stockholders for the year ended December 31,
                 1994.

       21.       List of Subsidiaries of the Registrant.

       23.       Consent of Independent Auditors.

       27.       Financial Data Schedule (for SEC use only).

       99.       a.       Form 11-K, Annual Report of Employee Stock Purchase
                          Plan of Regions Financial Corporation for the year
                          ended December 31, 1994.

                 b.       Form 11-K, Annual Report of Directors' Stock
                          Investment Plan of Regions Financial Corporation for the year ended December 31, 1994.