Form 10-Q
period 1995-03-31
REGIONS FINANCIAL CORP
filed 1995-05-12
CIK 36032

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                        FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1995		COMMISSION FILE NUMBER
					                0-6159


   	            REGIONS FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)



	  DELAWARE				63-0589368
 (State or other jurisdiction of	     (I.R.S. Employer
  incorporation or organization)	    Identification No.)



 417 North 20th Street, Birmingham, Alabama	  35202
 (Address of principal executive offices)	(Zip Code)


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

   Common Stock, $.625 Par Value-44,796,909 shares outstanding as of April 30, 1995

	REGIONS FINANCIAL CORPORATION

	INDEX



				Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		March 31, 1995, December 31, 1994
			and March 31, 1994			2


		Consolidated Statement of Income -
		Three months ended March 31, 1995 and
			March 31, 1994		   		3


		Consolidated Statement of Cash Flows -
		Three months ended March 31, 1995 and
			March 31, 1994			        4


		Notes to Consolidated Financial Statements -
			March 31, 1995			        5




	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	7



	PART II.	OTHER INFORMATION

	Item 4.	Submissions of Matters to a Vote of Security
			Holders				       13


	Item 6.	Exhibits and Reports on Form 8-K	       13



	SIGNATURES					       14

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

				  March 31	December 31	 March 31
				    1995	   1994		   1994
ASSETS
Cash and due from banks		$   508,923	$   551,084	$   433,921
Interest-bearing deposits in
 other banks			     13,594	        630	        894
Investment securities		  1,860,811	  1,948,675	  1,950,500
Securities available for sale	    646,599	    660,513	    672,572
Trading account assets		     17,797	     24,853	      8,272
Mortgage loans held for sale	     52,853	    104,471	    229,888
Federal funds sold and securities
 purchased under agreement to resell  1,632	     45,074	     79,944
Loans				  9,250,989	  9,043,467	  7,146,278
Unearned income			    (24,379)	    (25,665)	    (31,858)
 Loans, net of unearned income	  9,226,610	  9,017,802	  7,114,420
Allowance for loan losses	   (122,619)	   (116,988)	   (107,368)
 Net Loans			  9,103,991	  8,900,814	  7,007,052
Premises and equipment		    175,181	    160,801	    148,609
Interest receivable		     90,407	     88,339	     75,004
Due from customers on acceptances    86,630	    110,520	     71,095
Other assets			    268,377	    243,546	    212,360
				$12,826,795	$12,839,320	$10,890,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing		$ 1,393,322	$ 1,450,330	$ 1,194,177
 Interest-bearing		  8,937,993	  8,642,805	  7,986,626
    Total Deposits		 10,331,315	 10,093,135	  9,180,803
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase		    745,065	    991,214	    112,467
  Commercial paper		     17,600	     18,600	     17,000
  Other short-term borrowings	        725	      1,727	      3,806
     Total Short-term Borrowings    763,390	  1,011,541	    133,273
 Long-term borrowings		    488,292	    519,238	    450,174
     Total Borrowed Funds	  1,251,682	  1,530,779	    583,447
Bank acceptances outstanding	     86,630	    110,520	     71,095
Other liabilities		    113,861	     91,016	    139,363
     Total Liabilities		 11,783,488	 11,825,450	  9,974,708
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 120,000,000 shares
  Issued, including treasury stock -
  46,354,047; 46,482,811; and
  44,758,179 shares, respectively    28,971	     29,052	     27,974
Surplus				    426,723	    430,981	    389,792
Undivided profits		    603,232	    577,901	    505,391
Treasury stock, at cost - 1,474,579
 shares in 1995 and 1994	    (12,441)	    (12,441)	    (12,441)
Unearned restricted stock	       (799)  	       (966)	     (1,409)
Unrealized (loss)gain on securities
 available for sale, net of taxes     (2,379)	    (10,657)	      6,096
    Total Stockholders' Equity	   1,043,307	  1,013,870	    915,403
				 $12,826,795	$12,839,320	$10,890,111


See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Three Months Ended
					     March 31
					  1995		  1994
Interest Income:
 Interest and fees on loans		$191,107	$133,993
 Interest on securities:
  Taxable interest income		  37,680	  36,885
  Tax-exempt interest income		   3,527	   3,360
   Total Interest on Securities		  41,207	  40,245
 Interest on mortgage loans held
  for sale				   1,738	   3,519
 Income on federal funds sold
  and securities purchased under
  agreement to resell			     199	     961
 Interest on time deposits in
  other banks				     265	      59
 Interest on trading account assets	      79	      17
  Total Interest Income			 234,595	 178,794


Interest Expense:
 Interest on deposits			  97,517	  67,968
 Interest on short-term borrowings	  11,628	   1,205
 Interest on long-term borrowings	   8,427	   7,296
  Total Interest Expense		 117,572	  76,469
  Net Interest Income			 117,023	 102,325
Provision for loan losses		   5,083	   4,674
  Net Interest Income After Provision
	  for Loan Losses		 111,940	  97,651

Non-Interest Income:
 Trust department income		   6,059	   5,055
 Service charges on deposit accounts	  13,976	  11,848
 Mortgage servicing and origination fees   8,801	  10,652
 Securities gains (losses)		       -	     280
 Other					   7,618	   9,749
  Total Non-Interest Income		  36,454	  37,584

Non-Interest Expense:
 Salaries and employee benefits		  46,915	  43,007
 Net occupancy expense			   5,281	   5,185
 Furniture and equipment expense	   5,519	   5,255
 Other					  29,656	  30,079
  Total Non-Interest Expense		  87,371	  83,526

Income Before Income Taxes		  61,023	  51,709
Applicable income taxes			  20,813	  17,036

		Net Income		$ 40,210	$ 34,673

Average number of shares outstanding	  44,797	  43,279
Per share:
	Net income			    $.90	    $.80
	Cash dividends declared		    $.33	    $.30





See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						   Three Months Ended
						     March 31
						   1995		   1994
Operating Activities:
 Net income					$   40,210	$   34,673
 Adjustments to reconcile net cash provided
  by operating activities:
  Depreciation and amortization of premises and
   equipment					     4,397	     4,357
  Provision for loan losses			     5,083	     4,674
  Net (accretion) amortization of securities	       (56)	     2,475
  Amortization of loans and other assets	     5,198	     4,450
  Amortization of deposits and borrowings	    (1,680)	    (1,680)
  Provision for losses on other real estate	         0	       184
  Deferred income taxes				     3,161	    (5,162)
  (Gain) on sale of premises and equipment	        (8)	      (287)
  Realized security (gains) 	 		         0	      (280)
  Decrease in trading account assets	    	     7,056          12,096
  Decrease in mortgages held for sale	    	    51,618	    55,777
  (Increase) in interest receivable	    	    (1,571)	    (7,516)
  (Increase) in other assets			   (26,003)	   (10,860)
  Increase in other liabilities 	    	    12,996	    29,062
  Other						       141	       145
   Net Cash Provided By Operating Activities	   100,542	   122,108

Investing Activities:
 Net (increase) in loans			  (112,624)	  (279,385)
 Proceeds from sale of securities	       	         0	    17,910
 Proceeds from maturity of investment securities   125,401	   528,194
 Proceeds from maturity of securities available
  for sale					    28,361	     1,761
 Purchase of investment securities 	 	   (33,680)	  (686,855)
 Purchase of securities available for sale	         0	  (108,426)
 Net (increase) decrease in interest-bearing
  deposits in other banks			   (12,959)	    10,137
 Proceeds from sale of premises and equipment	        76	       520
 Purchase of premises and equipment		   (12,699)	   (12,993)
 Net decrease in customers' acceptance liability    23,890	     4,818
 Net cash received in acquisition		     6,142	         0
  Net Cash Provided (Used) By Investing Activities  11,908	  (524,319)

Financing Activities:
 Net increase in deposits			   142,063	   411,206
 Net (decrease) in short-term borrowings	  (248,501)	   (70,488)
 Proceeds from long-term borrowings		         0	     1,606
 Payments on long-term borrowings		   (34,363)	   (13,711)
 Net (decrease) in bank acceptance liability	   (23,890)	    (4,818)
 Issuance of stock for acquisitions		         0 	    35,736
 Cash dividends					   (14,879)	   (12,319)
 Purchase of treasury stock for acquisitions	   (18,839)	      (121)
 Proceeds from exercise of stock options	       356	       229
  Net Cash (Used) Provided By Financing
   Activities					  (198,053)	   347,320
    (Decrease) In Cash And Cash Equivalents	   (85,603)	   (54,891)
Cash and Cash Equivalents, Beginning of Period	   596,158	   568,756

Cash And Cash Equivalents, End of Period	$  510,555 	$  513,865

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1995



NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included in the 1994 Annual Re-port to Stockholders previously filed as Exhibit 13 to Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

Certain amounts in prior periods have been reclassified to conform to the current period presentation or restated for acquisitions accounted for as poolings-of-interests.

NOTE B -- Completed Acquisitions

On March 17, 1995, Regions issued approximately 403,250 shares of common stock and paid approximately $6.6 million in cash in exchange for all the outstanding common stock of First Commercial Bancshares, Inc. The acquisition, accounted for as a purchase, added $146 million in assets and 5 offices in the Chalmette, Louisiana area.

NOTE C - Issuance of Bank Notes

On April 11, 1995, Regions Bank of Louisiana, Regions' Louisiana bank subsidiary, issued $100 million in unsecured Senior Bank Notes (Notes). The Notes were issued in three parts (i) $25 million due October 5, 1995, at an interest rate of 6.40%; (ii) $35 million due April 11, 1996, at an interest rate of 6.71%; and
(iii) $40 million due April 11, 1997, at an interest rate of 7.06%. The proceeds of the Notes were used to reduce other short-term borrowings.



NOTE D - New Accounting Standard

Effective January 1, 1995, Regions adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (Statement 114). The statement requires that certain impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of Statement 114 resulted in no material impact on Regions' financial condition or results of operations.

Management's Discussion and Analysis
of Financial Condition and Results of Operations





Regions' total assets at March 31, 1995, were $12.8 billion --an increase of 18% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans, due to acquisition activity and strong internal growth. Since year-end 1994, total assets have remained relatively unchanged.

Comparisons with the prior year are significantly affected by four of the following acquisitions during 1994 and 1995 which were accounted for as purchases. The 1994 and 1995 acquisitions are summarized as follows:

Date		Company		Headquarters	Total Assets	Accounting
Acquired	Acquired	Location	(in thousands)	Treatment

May		Guaranty	Baton Rouge,
1994		Bancorp Inc.	Louisiana	$  186,879	Pooling

July		First Fayette	Fayette,
1994		Bancshares Inc.	Alabama		    76,586	Purchase


August		BNR		New Roads,
1994		Bancshares Inc.	Louisiana	   136,799	Pooling

September	First Community
1994		Bancshares Inc.	Rome, Georgia	   125,090	Pooling

November	American	Monroe,
1994		Bancshares Inc.	Louisiana	   302,674	Purchase


December	Union Bank &	Montgomery,
1994		Trust Company	Alabama		   417,903	Purchase


March		First
1995		Commercial	Chalmette,
		Bancshares Inc.	Louisiana	   145,968	Purchase

Loans have increased 30% since a year ago. The four purchase acquisitions accounted for a 7% increase in loans, with the remaining 23% increase attributable to internal growth, primarily in consumer and one-to-four family residential mortgage loans. Since year-end, total loans have increased 2%, due to $97 million in loans added by the First Commercial Bancshares acquisition and $112 million in internal growth. The average yield on loans during the first quarter of 1995 was 8.62%, compared to 7.75% during the same period in 1994. This increase was primarily the result of higher average base lending rates.



Non-performing assets were as follows (in thousands):

			March 31,	Dec. 31,	March 31,
			  1995		  1994		  1994
  Non-accruing loans	$ 35,673	$ 38,035	$ 41,449
  Loans past due 90
    days or more	   6,188	   5,622	   4,528
  Renegotiated loans	   3,120	   2,818	   4,429
  Other real estate	   8,079	   6,267	  12,149

    Total		$ 53,060 	$ 52,742	$ 62,555

  Non-performing assets
    as a percentage of
    loans and other real
    estate		    0.57%	    0.58%	    0.88%

Non-accruing loans have decreased $5.8 million since March 31, 1994, and $2.4 million since year-end due primarily to the receipt of principle payments on non-accrual loans, partial charge-offs of certain non-accrual loans, the transfer of some non-accrual loans to accrual status because of improved performance and the transfer of some non-accrual loans to other real estate due to foreclosure of the collateral securing the loan. At March 31, 1995, real estate loans comprised $22.3 million of total non-accruing loans, with commercial loans accounting for $9.3 million and installment loans $4.1 million. Other real estate increased $1.8 million since year-end due primarily to the foreclosure of collateral on a non-accrual loan. Since the first quarter of 1994 other real estate has decreased $4.1 million, due primarily to the disposition of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

         				March 31,	March 31,
					  1995		  1994
  Balance at beginning of year		$116,988	$100,762
  Net loans charged-off (recovered):
	Commercial			     (31)	    (975)
	Real estate			    (591)	   2,357
	Installment			     880	     589

	  Total				     258	   1,971

  Allowance of acquired banks		     806	   3,903

  Provision charged to expense		   5,083	   4,674

  Balance at end of period		$122,619	$107,368

Net loan losses in the first quarter of 1995 were 0.01% of loans (annualized), compared to 0.11% of loans (annualized) in the first quarter of 1994. Recoveries in the first quarter of 1995, of prior period real estate loans charge-offs, resulted in lower net loan losses in 1995. At March 31, 1995, the allowance for loan losses stood at 1.33% of loans, compared to 1.51% a year ago and 1.30% at year-end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 273% and 231%, respectively, at March 31, 1995, up from 213% and 172%, re-spectively, at March 31, 1994.

The allowance for loan losses is maintained at a level deemed ade-quate by management to absorb possible unidentified losses from loans in the portfolio. In determining the adequacy of the allow-ance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 1995, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in any of the above factors or other factors could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have decreased 4% since a year ago and year-end, primarily as a result of maturing securities not being reinvested in this category of earning asset.

Mortgage loans held for sale decreased $51.6 million since year-end, and $177.0 million since March 31, 1994. Increases in residential mortgage interest rates in 1994 and early 1995, coupled with a decline in refinancing activity, resulted in reduced residential loan production.

Interest-bearing deposits in other banks at March 31, 1995 totaled $13.6 million, an increase of $12.7 million over the same period in 1994 and $13.0 million since year-end. During the first quarter of 1995, management increased balances in these short-term investments to take advantage of favorable interest rates on relatively short-term maturities.

Net federal funds purchased and security repurchase agreements totaled $743.4 million at March 31, 1995, $946.1 million at year-end and $32.5 million at March 31, 1994. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first quarter of 1995, net funds purchased averaged $741.2 million, compared to $10.9 million in the first quarter of 1994, indicating more reliance on purchased funds to support earning assets in the first quarter of 1995 than in the same period last year.

Premises and equipment increased $26.6 million from the first quarter of 1994. This increase was due primarily to the addition of premises and equipment obtained through the 1994 acquisitions.

Other assets increased $24.8 million since year-end and $56.0 million since the first quarter of 1994, due primarily to increased excess purchase price added by the acquisitions.

Total deposits have increased 13% since March of last year. The deposits acquired in connection with acquisitions resulted in a 9% increase, with the remaining 4% attributable to internal growth. The internal growth resulted primarily from increases in certificates of deposit. Since year-end, total deposits have increased only 1%, after adjusting for the deposits acquired in the March 1995 acquisition.

Long-term borrowings have decreased $30.9 million since year-end, primarily due to maturities and payments on Federal Home Loan Bank advances. Since March 31, 1994, long-term borrowings have increased $38.1 million due to the issuance in the third quarter of 1994 of $125 million in subordinated notes, partially offset by normal payments and maturities on Federal Home Loan Bank advances. Also, subsequent to the end of the first quarter of 1995, Regions Bank of Louisiana issued $100 million in Senior Bank Notes, as discussed in Note C to the Consolidated Financial Statements.

Stockholders' equity was $1.0 billion at March 31, 1995, an in-crease of 14% over last year and an increase of 3% since year-end. These increases resulted primarily from internally generated capi-tal and equity added in connection with the four purchase acquisitions in 1994 and 1995. Partially offsetting these increases was a $2.4 million unrealized loss on securities classified as available for sale. Regions' ratio of equity to total assets was 8.13% at March 31, 1995, compared to 8.41% a year ago and 7.90% at year-end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. At March 31, 1995, Regions had approximately $248 million of securities maturing in one year or less. The average maturity of the securities portfolio was 7.7 years using contractual maturities. At December 31, 1994, approximately $1.5 billion in loans was due to mature in one year or less. Although the amount at March 31, 1995, has not been de-termined, loan maturities would provide significant liquidity. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At March 31, 1995, the loan to deposit ratio was 89.31%, compared to 77.49% a year ago and 89.35% at year-end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first quarter of 1995 increased $14.7 million, compared to the same period in 1994. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.15% in the first quarter of 1995, compared to 4.28% in the same period in 1994. This ratio declined due to rising interest rates in 1994 and changes in the product mix.

Non-interest income decreased $1.1 million or 3% over the first quarter of 1994. Trust department income increased $1.0 million or 20% on a year-to-year comparison. This resulted from growth in trust assets, due to acquisitions and internal growth, and increases in personal, corporate, estate and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit ac-counts, resulted in service charges on deposit accounts increasing $2.1 million or 18% in the first quarter of 1995, compared to the same period in 1994. Mortgage servicing and origination fees decreased $1.9 million or 17% in the first quarter of 1995, compared to the same period in 1994. Mortgage origination fees were down 62% due to decreased volume of new loan closings. The mortgage company's servicing portfolio totaled $9.2 billion at March 31, 1995--up $542 million over a year earlier, which contributed to a 57% increase in mortgage servicing fees in 1995. Other non-interest income decreased $2.1 million or 22% in the first quarter of 1995, over the comparable year ago period, due primarily to a $2.3 million gain on the sale of mortgage servicing rights in 1994, partially offset by higher international department income in 1995.

Non-interest expense increased $3.8 million or 5% in the first quarter of 1995, compared to the same period in 1994. Salaries and employee benefits were up 9% in the first quarter of 1995, due to an increase in the number of employees because of acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 3% in the first quarter of 1995, over the same period in 1994, primarily because of additional expenses associated with branch offices and equipment added by the 1994 acquisitions. Other non-interest expense decreased $423,000 or 1% in the first quarter of 1995, primarily because of a $1.8 million recovery on a lawsuit settlement, partially offset by increases in excess purchase price amortization, FDIC insurance, postage, advertising and professional fees.

Income tax expense increased $3.8 million (22%) over the first quarter of 1994, primarily because of an increase in taxable income, and an increase in taxable income as a percentage of total income.

Net income for the quarter was $40.2 million--up 16% over the first quarter of last year. Return on stockholders' equity improved to 15.92%, compared to 15.60% in the first quarter of last year. Return on assets declined slightly to 1.29% in the first quarter of 1995, compared to 1.30% in the first quarter of 1994.

Part II.	Other Information


Item 4.	Submissions of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held April 27,
1995. The following members were elected to the Company's Board of Directors to hold office for a three year term.

			Nominee	           For	    Withheld
		William R. Boles, Sr.	35,114,040  500,195
		Henry E. Simpson	35,326,696  287,539
		Robert E. Steiner, III	35,322,966  291,269

The results of the voting on the following additional items were as follows:

 (a) Proposal to approve the Management Incentive Plan.

		     For	Against	   Abstain
		  33,391,117   1,473,204   747,916

 (b) Proposal to approve the Amendment to the 1991 Long-Term
     Incentive Plan.

		     For	Against	   Abstain
		  31,297,716   3,584,868   729,651


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27) Financial Data Schedule (SEC use only)

		(b)	Reports on Form 8-K:

			None

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  May 12,1995		 /s/ Robert P. Houston
				     Robert P. Houston
				Executive Vice President and
				  Comptroller
				(Chief Accounting Officer and
				  Duly Authorized Officer)