Form 10-Q
period 1995-06-30
REGIONS FINANCIAL CORP
filed 1995-08-11
CIK 36032

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549

                     FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1995		COMMISSION FILE NUMBER
						  	0-6159


     	            REGIONS FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)



	DELAWARE				    63-0589368
 (State or other jurisdiction of		 (I.R.S. Employer
  incorporation or organization)		Identification No.)



417 North 20th Street, Birmingham, Alabama		35202
(Address of principal executive offices)		(Zip Code)


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

Common Stock, $.625 Par Value-45,407,123 shares outstanding
                  as of July 31, 1995

	REGIONS FINANCIAL CORPORATION

	INDEX



							Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		June 30, 1995, December 31, 1994
			and June 30, 1994			   2


		Consolidated Statement of Income -
		Three months ended June 30, 1995 and
			June 30, 1994 and Six months ended
			June 30, 1995 and June 30, 1994            3


		Consolidated Statement of Cash Flows -
		Six months ended June 30, 1995 and
			June 30, 1994			           4


		Notes to Consolidated Financial Statements -
			June 30, 1995			   	   5




	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	   7



	PART II.	OTHER INFORMATION


	Item 6.	Exhibits and Reports on Form 8-K		 13



	SIGNATURES						 14

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

				  June 30	December 31	 June 30
				    1995	   1994		   1994
ASSETS
Cash and due from banks		$   554,612	$   551,084	$   401,463
Interest-bearing deposits in
 other banks			     19,916	        630	        630
Investment securities		  2,017,892	  1,948,675	  1,882,843
Securities available for sale	    612,878	    660,513	    648,083
Trading account assets		      3,505	     24,853	      8,487
Mortgage loans held for sale	    104,599	    104,471	    331,550
Federal funds sold and securities
 purchased under agreement to resell  1,895	     45,074	     19,184
Loans				  9,724,687	  9,043,467	  7,466,877
Unearned income			    (22,837)	    (25,665)	    (27,162)
 Loans, net of unearned income	  9,701,850	  9,017,802	  7,439,715
Allowance for loan losses	   (129,538)	   (116,988)	   (110,294)
 Net Loans			  9,572,312	  8,900,814	  7,329,421
Premises and equipment		    185,355	    160,801	    148,434
Interest receivable		     94,228	     88,339	     75,466
Due from customers on acceptances    37,769	    110,520	     46,348
Other assets			    273,430	    243,546	    200,084
				$13,478,391	$12,839,320	$11,091,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing		$ 1,501,775	$ 1,450,330	$ 1,208,894
 Interest-bearing		  9,282,421	  8,642,805	  7,820,263
  Total Deposits		 10,784,196	 10,093,135	  9,029,157
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase		    822,932	    991,214	    510,040
  Commercial paper		     43,100	     18,600	     17,000
  Other short-term borrowings	        983	      1,727	      1,982
    Total Short-term Borrowings	    867,015	  1,011,541	    529,022
 Long-term borrowings		    585,991	    519,238	    437,573
    Total Borrowed Funds	  1,453,006	  1,530,779	    966,595
Bank acceptances outstanding	     37,769	    110,520	     46,348
Other liabilities		    124,572	     91,016	    120,415
    Total Liabilities		 12,399,543	 11,825,450	 10,162,515
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 120,000,000 shares
  Issued, including treasury stock -
  46,872,523; 46,482,811; and
  44,901,323 shares, respectively    29,295	     29,052	     28,063
 Surplus			    414,241	    430,981	    390,236
 Undivided profits		    644,857	    577,901	    528,896
 Treasury stock, at cost - 1,474,579;
  1,474,579; and 1,590,579
  shares, respectively		    (12,441)	    (12,441)	    (16,276)
 Unearned restricted stock	     (2,069)  	       (966)	     (1,265)
 Unrealized gain(loss) on securities
  available for sale, net of taxes    4,965	    (10,657)	       (176)
  Total Stockholders' Equity	  1,078,848	  1,013,870	    929,478
				$13,478,391	$12,839,320	$11,091,993


See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

				Three Months Ended		Six Months Ended
				     June 30			     June 30
				 1995		1994		1995		1994

Interest Income:
 Interest and fees on loans	$207,906	$141,175	$404,863	$275,168
 Interest on securities:
  Taxable interest income	  37,977	  37,331	  75,785	  74,216
  Tax-exempt interest income	   3,490	   3,435	   7,017	   6,795
   Total Interest on Securities	  41,467	  40,766	  82,802	  81,011
 Interest on mortgage loans held
  for sale			   1,633	   4,832	   3,371	   8,351
 Income on federal funds sold
  and securities purchased under
  agreement to resell		     116	     321	     315	   1,282
 Interest on time deposits in
  other banks 			     363	       6	     893	      65
 Interest on trading account
  assets			      60	      46	     139	      63
   Total Interest Income	 251,545	 187,146	 492,383	 365,940


Interest Expense:
 Interest on deposits		 108,535	  69,074	 209,604	 137,042
 Interest on short-term
  borrowings			  11,363	   3,381	  22,999	   4,586
 Interest on long-term borrowings  9,783	   7,042	  18,265	  14,338
  Total Interest Expense	 129,681	  79,497	 250,868	 155,966
 Net Interest Income		 121,864	 107,649	 241,515	 209,974
 Provision for loan losses	   5,200	   4,763	   9,733	   9,437
   Net Interest Income After
    Provision for Loan Losses	 116,664	 102,886	 231,782	 200,537

Non-Interest Income:
 Trust department income	   5,953	   4,766	  12,012	   9,821
 Service charges on deposit
   accounts			  14,287	  12,250	  28,634	  24,098
 Mortgage servicing and
   origination fees		   9,564	  11,431	  18,365	  22,083
 Securities gains (losses)	       -	      88	       -	     368
 Other				   8,557	   7,603	  16,593	  17,352
  Total Non-Interest Income	  38,361	  36,138	  75,604	  73,722

Non-Interest Expense:
 Salaries and employee benefits	  49,840	  45,072	  98,009	  88,079
 Net occupancy expense		   5,458	   4,842	  10,882	  10,027
 Furniture and equipment expense   6,051 	   5,719	  11,767	  10,974
 Other				  31,211	  28,570	  61,555	  58,649
  Total Non-Interest Expense	  92,560	  84,203	 182,213	 167,729

Income Before Income Taxes	  62,465	  54,821	 125,173	 106,530
Applicable income taxes		  21,543	  18,284	  42,982	  35,320

Net Income			$ 40,922	$ 36,537	$ 82,191	$ 71,210

Average number of shares
  outstanding		  	  45,596	  43,352	  45,669	  43,316
Per share:
Net income		    	   $0.90	   $0.84	   $1.80	   $1.64
Cash dividends declared	    	   $0.33	   $0.30	   $0.66	   $0.60





See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						   Six Months Ended
						        June 30
						   1995		   1994

Operating Activities:
 Net income					$   82,191	$   71,210
 Adjustments to reconcile net cash provided
  by operating activities:
  Depreciation and amortization of premises and
   equipment					     9,480	     8,448
  Provision for loan losses			     9,733	     9,437
  Net (accretion) amortization of securities	       (67)	     3,526
  Amortization of loans and other assets	    10,377	     8,983
  Amortization of deposits and borrowings	    (3,360)	    (3,360)
  Provision for losses on other real estate	         0	      (763)
  Deferred income taxes				    (4,387)	    (4,868)
  (Gain) on sale of premises and equipment	      (130)	      (412)
  Realized security (gains) 	 		         0	      (368)
  Decrease in trading account assets	    	    21,348       11,881
  (Increase) in mortgages held for sale		      (128)	   (45,885)
  (Increase) in interest receivable	    	    (3,568)	    (7,978)
  (Increase) in other assets			   (34,633)	    (2,028)
  Increase in other liabilities 	    	    21,574	    11,530
  Stock issued to employees			         0	       176
  Other						       524	       288
   Net Cash Provided By Operating Activities	   108,954	    59,817

Investing Activities:
 Net (increase) in loans			  (293,853)	  (606,659)
 Proceeds from sale of securities	       	         0	    28,793
 Proceeds from maturity of investment securities    187,681	   685,357
 Proceeds from maturity of securities available
  for sale					    73,406	    18,045
 Purchase of investment securities 	 	  (243,967)	  (766,536)
 Purchase of securities available for sale	         0	  (129,874)
 Net (increase) decrease in interest-bearing deposits
  in other banks				   (10,892)	    10,401
 Proceeds from sale of premises and equipment	       383	     3,000
 Purchase of premises and equipment		   (20,308)	   (19,264)
 Net decrease in customers' acceptance liability    72,751	    29,565
 Net cash received in acquisition		    17,981	         0
 Net Cash (Used) By Investing Activities	  (216,818)	  (747,172)

Financing Activities:
 Net increase in deposits			   299,707	   260,658
 Net (decrease) increase in short-term borrowings (152,376)	   325,261
 Proceeds from long-term borrowings		   100,460	     1,893
 Payments on long-term borrowings		   (40,615)	   (26,017)
 Net (decrease) in bank acceptance liability	   (72,751)	   (29,565)
 Issuance of stock for acquisitions		         0 	    35,704
 Cash dividends					   (29,877)	   (25,494)
 Purchase of treasury stock for acquisitions	   (36,797)	    (3,956)
 Proceeds from exercise of stock options	       462	       762
 Net Cash Provided By Financing Activities	    68,213	   539,246
 (Decrease) In Cash And Cash Equivalents	   (39,651)	  (148,109)
 Cash and Cash Equivalents, Beginning of Period	   596,158	   568,756

Cash And Cash Equivalents, End of Period	$  556,507 	$  420,647

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1995



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

NOTE B -- Completed Acquisition

On May 15, 1995, Regions issued 946,109 shares of common stock in exchange for all the outstanding capital stock of Fidelity Federal Savings Bank of Dalton, Georgia. The acquisition, accounted for as a pooling-of-interests, added $333 million in assets and 4 offices in the Dalton, Georgia area.

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

NOTE E - FDIC Insurance Assessments

The FDIC has approved a reduction in annual premium rates for Bank Insurance Fund (BIF) member banks in the lowest assessment rate category from $0.23 to $0.04 per $100 of deposits, effective for the second half of 1995. Legislative proposals to recapitalize the Savings Association Insurance Fund (SAIF), including a one-time assessment on SAIF-insured deposits, are currently pending. Approximately 26% of Regions' deposits are considered SAIF-insured deposits, with the remaining 74% considered BIF-insured deposits. Although the reduction in premium rates for BIF-insured deposits would result in reduced FDIC insurance expense applicable to BIF-insured deposits during the second half of 1995, certain legislative proposals to recapitalize the SAIF could more than offset this benefit in 1995.

Management's Discussion and Analysis
of Financial Condition and Results of Operations


Regions' total assets at June 30, 1995, were $13.5 billion --an increase of 22% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans, due to acquisition activity and strong internal growth. Since year-end 1994, total assets have increased 5%.

Comparisons with the prior year are significantly affected by four of the following acquisitions, which were accounted for as purchases, and by the Fidelity Federal Savings Bank (Fidelity) acquisition, which was accounted for as a pooling-of-interests. Prior year financial information has not been restated to give effect to the Fidelity transaction since the effect is not material. Relevant 1994 and 1995 acquisitions are summarized as follows:


Date		Company		Headquarters 	Total Assets 	Accounting
Acquired        Acquired	Location	(in thousands)	Treatment

July		First Fayette	Fayette,
1994		Bancshares Inc.	Alabama		$  76,586	Purchase


August		BNR		New Roads,
1994		Bancshares Inc.	Louisiana	  136,799	Pooling


September	First Community
1994		Bancshares Inc.	Rome, Georgia	  125,090	Pooling


November	American	Monroe,
1994		Bancshares Inc.	Louisiana	  302,674	Purchase


December	Union Bank &	Montgomery,
1994		Trust Company	Alabama		  417,903	Purchase


March		First
1995		Commercial	Chalmette,
		Bancshares Inc.	Louisiana	  145,968	Purchase


May 1995	Fidelity
		Federal		Dalton,
		Savings Bank	Georgia		  333,336	Pooling







Loans have increased 30% since a year ago. The four purchase acquisitions, combined with the Fidelity transaction, accounted for a 10% increase in loans, with the remaining 20% increase attributable to internal growth, primarily in consumer and one-to-four family residential mortgage loans. Since year-end, total loans have increased 8%, due to $392 million in loans added by acquisitions and $292 million in internal growth. The average yield on loans during the first half of 1995 was 8.68%, compared to 7.82% during the same period in 1994. This increase was pri-marily the result of higher average base lending rates.



Non-performing assets were as follows (in thousands):

			June 30,	Dec. 31,	June 30,
			  1995		  1994		  1994
Non-accruing loans	$ 37,766	$ 38,035	$ 38,235
Loans past due 90
days or more		   6,437	   5,622	   5,590
Renegotiated loans	   3,450	   2,818	   4,011
Other real estate	   5,821	   6,267	   9,806

  Total 		$ 53,474 	$ 52,742	$ 57,642

Non-performing assets
as a percentage of
loans and other real
estate			   0.55%	   0.57%	   0.77%

Non-accruing loans have remained relatively constant since June of last year. At June 30, 1995, real estate loans comprised $22.7 million of total non-accruing loans, with commercial loans accounting for $10.4 million and installment loans $4.7 million. Other real estate decreased $446,000 since year-end and $4.0 million since mid-year 1994, due primarily to the disposition of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

		         		June 30,	June 30,
					  1995		  1994
Balance at beginning of year		$116,988	$100,762
Net loans charged-off (recovered):
  Commercial				    (434)	     317
  Real estate				    (280)	   2,234
  Installment				   2,466	   1,258

	Total				   1,752	   3,809

Allowance of acquired banks		   4,569	   3,904

Provision charged to expense		   9,733	   9,437

Balance at end of period		$129,538	$110,294

Net loan losses in the first half of 1995 were 0.04% of loans (annualized), compared to 0.11% of loans (annualized) in the first half of 1994. Recoveries in the first half of 1995, of prior period real estate and commercial loans charge-offs, resulted in lower net loan losses in 1995. At June 30, 1995, the allowance for loan losses stood at 1.34% of loans, compared to 1.48% a year ago and 1.30% at year-end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 272% and 242%, respectively, at June 30, 1995, up from 231% and 191%, respectively, at June 30, 1994.

The allowance for loan losses is maintained at a level deemed ade-quate by management to absorb possible unidentified losses from loans in the portfolio. In determining the adequacy of the allow-ance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 1995, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in any of the above factors or other factors could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have increased 4% since a year ago, as a result of securities added by acquisitions, partially offset by maturing securities not being reinvested in this category of earning asset. Since year end, total securities have remained essentially unchanged.

Mortgage loans held for sale decreased $227.0 million since June
30, 1994, as a result of lower levels of residential mortgage loan production at Regions' mortgage banking subsidiary during the first half of 1995, compared to the first half of 1994.

Interest-bearing deposits in other banks at June 30, 1995 totaled
$19.9 million, an increase of $19.3 million over a year ago and year end. This increase resulted primarily from interest-bearing deposits added by recent acquisitions.

Net federal funds purchased and security repurchase agreements totaled $821.0 million at June 30, 1995, $946.1 million at year-end and $490.9 million at June 30, 1994. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first half of 1995, net funds purchased averaged $720.2 million, compared to $144.6 million in the first half of 1994, indicating more reliance on purchased funds to support earning assets in the first half of 1995 than in the same period last year.

Premises and equipment have increased $24.6 million since year end and $36.9 million since June 30, 1994. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since mid-1994.

Other assets have increased $29.9 million since year end and $73.3 million since the second quarter of last year, due primarily to increased excess purchase price resulting from acquisitions and increased mortgage servicing rights added by purchases of several mortgage servicing portfolios.

Total deposits have increased 19% since June of last year. The deposits acquired in connection with acquisitions resulted in a 12% increase, with the remaining 7% increase attributable to internal growth. The internal growth resulted primarily from increases in certificates of deposit. Since year-end, total deposits have increased 3%, after adjusting for the deposits acquired in connection with acquisitions during the first half of 1995.

Long-term borrowings have increased $66.8 million since year end and $148.4 million since June 30, 1994. During the third quarter of 1994, Regions issued $125 million in subordinated notes, and in the second quarter of 1995, issued $100 million in senior bank notes (see Note C to the Consolidated Financial Statements).
These increases were partially offset by payments and maturities of Federal Home Loan Bank advances and other notes payable.

Stockholders' equity was $1.1 billion at June 30, 1995, an in-crease of 16% over last year and an increase of 6% since year end. These increases resulted primarily from internally generated capi-tal and equity added in connection with acquisitions since mid-1994. The unrealized gain on securities available for sale (net of taxes) totaled $5.0 million at June 30, 1995, compared to a unrealized loss of $10.7 million at year end. Regions' ratio of equity to total assets was 8.00% at June 30, 1995, compared to 8.38% a year ago and 7.90% at year-end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. At June 30, 1995, Regions had approxi-mately $217 million of securities maturing in one year or less. The average maturity of the securities portfolio was 7.4 years using contractual maturities. At December 31, 1994, approximately $1.5 billion in loans was due to mature in one year or less. Although the corresponding amount at June 30, 1995, has not been determined, loan maturities would provide significant liquidity. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At June 30, 1995, the loan to deposit ratio was 89.96%, compared to 82.40% a year ago and 89.35% at year-end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first half of 1995 increased $31.5 million or 15%, compared to the same period in 1994. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.11% in the first half of 1995, compared to 4.32% in the same period in 1994. This ratio declined due primarily to changes in the product mix (both in interest-earning assets and interest-bearing liabilities) and the effect of acquisitions. For the second quarter of 1995, net interest income increased $14.2 million or 13%, over the second quarter of 1994, due to increased earning assets, partially offset by lower spreads on those earning assets.

Total non-interest income increased $1.9 million or 3% over the first half of 1994 and $2.2 million or 6% over the second quarter of 1994. Trust department income increased $2.2 million or 22% on a year-to-year comparison and $1.2 million or 25% on a quarterly comparison. This resulted from growth in trust assets, due to acquisitions and internal growth, and increases in personal, corporate, estate and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts due to acquisitions and internal growth, resulted in service charges on deposit accounts increasing $4.5 million or 19% in the first half of 1995 and $2.0 million or 17% in the second quarter, compared to the same periods in 1994. Mortgage servicing and origination fees decreased $3.7 million or 17% in the first half of 1995 and $1.9 million or 16% in the second quarter, compared to the same periods in 1994. Mortgage origination fees were down 57% on a year-to-year comparison and 53% on a quarterly comparison with last year, due to decreased volume of new loan production. Mortgage servicing fees were relatively constant in the year-to-date and quarterly periods, partially offsetting the decline in origination fees.
The mortgage company's servicing portfolio totaled $10.4 billion at June 30, 1995. Other non-interest income decreased $759,000 or 4% in the first half of 1995, over the comparable year ago period, due primarily to a $2.3 million gain on the sale of mortgage servicing rights in the first quarter of 1994, partially offset by higher international department income and increased automated teller machine fees in 1995. Compared to the second quarter of last year, other non-interest income increased $954,000 or 13% due to increased customer fees and higher international department income.

Total non-interest expense increased $14.5 million or 9% in the first half of 1995 and $8.4 million or 10% in the second quarter of 1995, compared to the same periods in 1994. Salaries and employee benefits were up 11% in the first half of 1995 and in the second quarter, due to an increase in the number of employees because of acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 8% in the first half of 1995 and 9% in the second quarter, over the same periods in 1994, primarily because of additional expenses associated with branch offices and equipment added by the 1994 and 1995 acquisitions. Other non-interest expense increased $2.9 million or 5% in the first half of 1995 and $2.6 million or 9% in the second quarter, primarily because of increases in excess purchase price amortization, FDIC insurance, postage, advertising and professional fees. Partially offsetting these increases was a $1.8 million recovery on a lawsuit settlement recognized in the first quarter of 1995 and a lower level of losses in 1995 from the sale or holding of residential mortgages originated by the mortgage company.

Income tax expense increased $7.7 million (22%) over the first half of 1994 and $3.3 million (18%) over the second quarter of 1994, primarily because of an increase in taxable income, and an increase in taxable income as a percentage of total income.

Net income for the second quarter was $40.9 million--up 12% over the second quarter of last year. Year-to-date net income totaled $82.2 million or $1.80 per share, an increase of 10% on a per share basis over the first half of 1994. Return on stockholders' equity declined to 15.67%, compared to 15.84% in the first half of last year. Return on assets also declined to 1.27% in the first half of 1995, compared to 1.32% in the first half of 1994.

Part II.	Other Information


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27) Financial Data Schedule (SEC use only)

		(b)	Reports on Form 8-K:

			None

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  August 11, 1995		 /s/ Robert P. Houston
				     Robert P. Houston
				Executive Vice President and
		  		  Comptroller
				(Chief Accounting Officer and
				  Duly Authorized Officer)