Form 10-Q
period 1995-09-30
REGIONS FINANCIAL CORP
filed 1995-11-13
CIK 36032

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C.  20549

                     FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1995	COMMISSION FILE NUMBER
					                0-6159


      	          REGIONS FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)



	DELAWARE				63-0589368
 (State or other jurisdiction of	     (I.R.S. Employer
  incorporation or organization)	    Identification No.)



417 North 20th Street, Birmingham, Alabama		35202
(Address of principal executive offices)	     (Zip Code)


Registrant's telephone number, including area code: (205) 326-7100




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

Common Stock, $.625 Par Value-46,033,354 shares outstanding as of October 31, 1995

	REGIONS FINANCIAL CORPORATION

	INDEX



				Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		September 30, 1995, December 31, 1994
			and September 30, 1994			    2


		Consolidated Statement of Income -
		Three months ended September 30, 1995 and
			September 30, 1994 and Nine months ended
			September 30, 1995 and September 30, 1994   3


		Consolidated Statement of Cash Flows -
		Nine months ended September 30, 1995 and
			September 30, 1994			     4


		Notes to Consolidated Financial Statements -
			September 30, 1995			     5




	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	     9



	PART II.	OTHER INFORMATION


	Item 6.	Exhibits and Reports on Form 8-K		    15



	SIGNATURES					            16

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

				  September 30	December 31	 September 30
				    1995	   1994		   1994
ASSETS
Cash and due from banks		$   636,158	$   551,084	$   470,005
Interest-bearing deposits in
 other banks			     14,922	        630	        830
Investment securities		  2,145,891	  1,948,675	  1,910,091
Securities available for sale	    887,309	    660,513	    574,744
Trading account assets		     17,942	     24,853	      2,942
Mortgage loans held for sale	     98,046	    104,471	    273,356
Federal funds sold and securities
 purchased under agreement to resell  1,639	     45,074	     39,427
Loans				  9,617,619	  9,043,467	  8,063,431
Unearned income			    (20,946)	    (25,665)	    (25,543)
 Loans, net of unearned income	  9,596,673	  9,017,802	  8,037,888
Allowance for loan losses	   (131,426)	   (116,988)	   (112,864)
 Net Loans			  9,465,247	  8,900,814	  7,925,024
Premises and equipment		    188,054	    160,801	    147,769
Interest receivable		    101,923	     88,339	     83,332
Due from customers on acceptances    15,561	    110,520	     33,852
Other assets			    275,218	    243,546	    208,585
				$13,847,910	$12,839,320	$11,669,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing		$ 1,461,775	$ 1,450,330	$ 1,280,713
 Interest-bearing		  9,280,412	  8,642,805	  7,989,143
  Total Deposits		 10,742,187	 10,093,135	  9,269,856
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase		  1,216,763	    991,214	    700,650
  Commercial paper		     48,100	     18,600	     33,000
  Other short-term borrowings	      2,350	      1,727	        757
    Total Short-term Borrowings	  1,267,213	  1,011,541	    734,407
 Long-term borrowings		    573,790	    519,238	    612,198
    Total Borrowed Funds	  1,841,003	  1,530,779	  1,346,605
Bank acceptances outstanding	     15,561	    110,520	     33,852
Other liabilities		    135,369	     91,016	    118,111
    Total Liabilities		 12,734,120	 11,825,450	 10,768,424
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 120,000,000 shares
  Issued, including treasury stock -
  47,526,707; 46,482,811; and
  44,934,458 shares, respectively    29,704	     29,052	     28,084
Surplus				    418,453	    430,981	    390,171
Undivided profits		    676,285	    577,901	    553,081
Treasury stock, at cost - 1,474,579;
 1,474,579; and 2,919,179
 shares, respectively		    (12,441)	    (12,441)	    (63,759)
 Unearned restricted stock	     (1,798)  	       (966)	     (1,108)
Unrealized gain(loss) on securities
 available for sale, net of taxes      3,587	    (10,657)	     (4,936)
  Total Stockholders' Equity	   1,113,790	  1,013,870	    901,533
				 $13,847,910	$12,839,320	$11,669,957


See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

				  Three Months Ended		  Nine Months Ended
				     September 30		     September 30
				  1995		   1994		  1995		  1994
Interest Income:
 Interest and fees on loans	$210,357	$155,019	$619,307	$430,187
 Interest on securities:
  Taxable interest income	  43,965	  37,275	 119,750	 111,491
  Tax-exempt interest income	   3,597	   3,413	  10,614	  10,208
   Total Interest on Securities	  47,562	  40,688	 130,364	 121,699
 Interest on mortgage loans held
  for sale			   2,441	   6,277	   5,812	  14,628
 Income on federal funds sold
  and securities purchased under
  agreement to resell		      87	     403	     402	   1,685
Interest on time deposits in
 other banks			     421	       3	   1,314	      68
Interest on trading account
 assets				     122	      28	     261	      91
  Total Interest Income		 260,990	 202,418	 757,460	 568,358


Interest Expense:
 Interest on deposits		 110,187	  74,891	319,791		 211,933
 Interest on short-term
  borrowings	 		  15,050	   6,719	 38,049		  11,305
 Interest on long-term borrowings 10,172	   8,718	 29,272		  23,056
Total Interest Expense		 135,409	  90,328	387,112		 246,294
Net Interest Income		 125,581	 112,090	370,348		 322,064
Provision for loan losses	   5,494	   4,367	 15,312		  13,804
Net Interest Income After
 Provision for Loan Losses	 120,087	 107,723	355,036		 308,260

Non-Interest Income:
 Trust department income	   5,753	   4,992	 17,765		  14,813
 Service charges on deposit
  accounts			  15,682	  13,035	 44,316		  37,133
 Mortgage servicing and
  origination fees		  11,759	  10,175	 30,124		  32,258
 Securities gains (losses)	      16	      76 	     16		     444
 Other				   8,597	   6,996	 25,214		  24,348
Total Non-Interest Income	  41,807	  35,274	117,435		 108,996

Non-Interest Expense:
 Salaries and employee benefits	  52,841	  46,010	151,710		 134,089
 Net occupancy expense		   6,026	   5,293	 17,008		  15,320
 Furniture and equipment expense   6,097 	   5,700	 17,892		  16,674
 Other				  29,911	  29,644	 91,753		  88,293
  Total Non-Interest Expense	  94,875	  86,647	278,363		 254,376

Income Before Income Taxes	  67,019	  56,350	194,108		 162,880
Applicable income taxes		  23,025	  18,923	 66,007		  54,243

Net Income			$ 43,994	$ 37,427	$128,101	$108,637

Average number of shares
 outstanding	  		  46,041	  42,464	  46,212	 43,029
Per share:
 Net income		    	   $0.96	   $0.88	   $2.77	  $2.52
 Cash dividends declared    	   $0.33	   $0.30	   $0.99	  $0.90





See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						   Nine Months Ended
						      September 30
						   1995		   1994
Operating Activities:
 Net income					$  128,101	$  108,637
 Adjustments to reconcile net cash provided
  by operating activities:
  Depreciation and amortization of premises and
   equipment					    14,654	    13,172
  Provision for loan losses			    15,312	    13,804
  Net (accretion) amortization of securities	      (149)	    10,996
  Amortization of loans and other assets	    16,016	    13,709
  Amortization of deposits and borrowings	    (4,867)	    (5,039)
  Provision for losses on other real estate	         0	      (551)
  Deferred income taxes				    (7,348)	   (10,535)
  (Gain) on sale of premises and equipment	      (334)	      (380)
  Realized security (gains) 	 		       (16)	      (444)
  Decrease in trading account assets	    	     6,911          17,426
  Decrease in mortgages held for sale		     6,425	    12,309
  (Increase) in interest receivable	    	   (11,262)	   (15,844)
  (Increase) in other assets			   (41,487)	   (15,324)
  Increase in other liabilities 	    	    36,124	    19,467
  Stock issued to employees			         0	       247
  Other						       742	       560
 Net Cash Provided By Operating Activities	   158,822	   162,210

Investing Activities:
 Net (increase) in loans			  (163,826)	(1,206,772)
 Proceeds from sale of securities	       	        75	    42,837
 Proceeds from maturity of investment securities    239,904	   746,133
 Proceeds from maturity of securities available
  for sale					    92,110	    24,224
 Purchase of investment securities 	 	  (425,439)	  (862,009)
 Purchase of securities available for sale	  (294,071)	   (86,037)
 Net (increase) decrease in interest-bearing deposits
  in other banks				    (5,898)	    10,201
Proceeds from sale of premises and equipment	     1,045	     3,133
Purchase of premises and equipment		   (28,521)	   (23,487)
Net decrease in customers' acceptance liability	    94,959	    42,061
 Net cash received in acquisitions		    17,157	         0
  Net Cash (Used) By Investing Activities	  (472,505)	(1,309,716)

Financing Activities:
 Net increase in deposits			   258,795	   502,454
 Net increase in short-term borrowings		   224,471	   530,646
 Proceeds from long-term borrowings		   102,847	   373,581
 Payments on long-term borrowings		   (54,794)	  (222,498)
 Net (decrease) in bank acceptance liability	   (94,959)	   (42,061)
 Issuance of stock for acquisitions		         0 	    36,154
 Cash dividends					   (45,074)	   (39,311)
 Purchase of treasury stock for acquisitions	   (36,797)	   (51,439)
 Proceeds from exercise of stock options	       833	       656
 Net Cash Provided By Financing Activities	   355,322	 1,088,182
 Increase (Decrease) In Cash And Cash Equivalents   41,639	   (59,324)
 Cash and Cash Equivalents, Beginning of Period	   596,158	   568,756

Cash And Cash Equivalents, End of Period	$  637,797 	$  509,432

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1995



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

Certain amounts in prior periods have been reclassified to conform to the current period presentation or restated for acquisitions accounted for as poolings of interests.

NOTE B -- Completed Acquisition

On July 16, 1995, Regions issued 628,927 shares of common stock in exchange for all the outstanding capital stock of Interstate Billing Service, Inc. (IBS) of Decatur, Alabama. IBS provides billing services and accounts receivable financing to commercial customers related to the automotive service industry. This transaction, accounted for as a pooling of interests, added approximately $31 million in assets.

NOTE C - Pending Acquisitions

Since the beginning of the third quarter, Regions has entered into several agreements to acquire other institutions. These proposed acquisitions are summarized in the following table. Of the transactions listed, all will be accounted for as purchases with the exception of the First National Bancorp transaction, which will be accounted for as a pooling of interests. Additionally, all are subject to shareholder and regulatory approval, with the exception of the Cartersville operation of The Prudential Savings Bank.






								Expected
								Number of
								Shares of
		Approximate		 			Regions to
		Asset Size	Type of 	Exchange	be issued(2)
Institution	(in millions)	Consideration	Ratio(1)	(in 000's)

Branch office
of Prudential
Savings Bank
in
Cartersville,
Georgia		$    57		Cash		N/A		N/A

Enterprise
National Bank
of Atlanta in
Dunwoody,
Georgia		    54		Cash		N/A		N/A

Metro
Financial
Corporation			Regions
of Atlanta 			Common
Georgia		   197		Stock		0.431		  714

First Federal
Bank of
Northwest,
Georgia, FSB			Regions
in Cedartown			Common
and Rockmart	   89		Stock		1.293		  386

First
National
Bancorp of			Regions
Gainesville,			Common
Georgia		3,112		Stock		0.76		15,602

First
Gwinnett
Bancshares,
Inc. of				Regions
Norcross, 			Common
Georgia		  62		Stock		1.1336		  330



(1) - Subject to possible adjustment.
(2) - Based on the number of shares of outstanding stock of each institution as of September 30, 1995, and without possible adjustment in the exchange ratio.

NOTE D - Issuance of Bank Notes

On April 11, 1995, Regions Bank of Louisiana, Regions' Louisiana bank subsidiary, issued $100 million in unsecured Senior Bank Notes (Notes). The Notes were issued in three parts (i) $25 million which matured October 5, 1995; (ii) $35 million due April 11, 1996, at an interest rate of 6.71%; and (iii) $40 million due April 11, 1997, at an interest rate of 7.06%. The proceeds of the Notes were used to reduce other short-term borrowings.

NOTE E - New Accounting Standards

Effective January 1, 1995, Regions adopted Statement of Financial Accounting Standards No. 114, 'Accounting by Creditors for Impairment of a Loan', as amended by Statement of Financial Accounting Standards No. 118, 'Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures' (Statement 114). The statement requires that certain impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of Statement 114 resulted in no material impact on Regions' financial condition or results of operations.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (Statement
121) 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.' Statement 121 establishes standards for the identification of long-lived assets, certain identifiable intangibles, and goodwill that may need to be written down because of an entity's inability to recover the asset's carrying value. Management believes that the adoption of Statement 121, effective for fiscal years beginning after December 15, 1995, will not have a material impact on the Company's financial statements.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 (Statement
122) 'Accounting for Mortgage Servicing Rights, an Amendment of FASB No. 65.' Statement 122 requires companies that originate mortgage loans to capitalize the cost of mortgage servicing rights separate from the cost of originating the loan when a definitive plan to sell or securitize those loans and retain the mortgage servicing rights exist. Statement 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. Management believes that the adoption of Statement 122, effective for the fiscal years beginning after December 15, 1995, will not have a material impact on Regions' financial statements.

NOTE F - FDIC Insurance Assessments

The FDIC approved a reduction in annual premium rates for Bank Insurance Fund (BIF) member banks in the lowest assessment rate category from $0.23 to $0.04 per $100 of deposits, effective June 1, 1995. As a result of this reduction, Regions' FDIC insurance expense was reduced approximately $4 million in the third quarter of 1995. However, legislative proposals to recapitalize the Savings Association Insurance Fund (SAIF), including a one-time assessment on SAIF-insured deposits, are currently pending. Approximately 30% of Regions' deposits are considered SAIF-insured deposits, with the remaining 70% considered BIF-insured deposits. Although the reduction in premium rates for BIF-insured deposits will result in reduced FDIC insurance expense applicable to BIF-insured deposits during the remainder of 1995, certain legislative proposals to recapitalize the SAIF could more than offset this benefit in 1995.

Management's Discussion and Analysis
of Financial Condition and Results of Operations


Regions' total assets at September 30, 1995, were $13.8 billion --an increase of 19% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans and securities, due to acquisition activity and internal growth. Since year-end 1994, total assets have increased 8%.

Comparisons with the prior year are significantly affected by three of the following acquisitions, which were accounted for as purchases, and by the Fidelity Federal Savings Bank (Fidelity) and Interstate Billing Service (IBS) acquisitions, which were accounted for as poolings of interests. Prior year financial information has not been restated to give effect to the Fidelity and IBS transactions since the effect is not material. Relevant 1994 and 1995 acquisitions are summarized as follows:


Date 		Company		Headquarters	Total Assets	Accounting
Acquired	Acquired	Location	(in thousands)	Treatment

November	American 	Monroe,
1994		Bancshares,Inc.	Louisiana	  $302,674	Purchase

December 	Union Bank &	Montgomery,
1994		Trust Company	Alabama		   417,903	Purchase

March		First
1995		Commercial	Chalmette,
		Bancshares,Inc.	Louisiana	   145,968	Purchase

May 1995	Fidelity
		Federal		Dalton,
		Savings Bank	Georgia		   333,336	Pooling

July 1995	Interstate
		Billing		Decatur,
		Service, Inc.	Alabama		    30,521	Pooling

Loans have increased 19% since a year ago. The three purchase acquisitions, combined with the Fidelity and IBS transactions, accounted for a 10% increase in loans, with the remaining 9% in-crease attributable to internal growth, primarily in commercial, consumer and single-family residential mortgage loans. Since year-end, total loans have increased 6%, due to $421 million in loans added by acquisitions and $158 million in internal growth. During the third quarter of 1995, approximately $294 million of single-family residential mortgage loans were securitized and transferred from the loan portfolio to the available for sale securities portfolio. The average yield on loans during the first nine months of 1995 was 8.74%, compared to 7.90% during the same period in 1994. This increase was primarily the result of higher average base lending rates.



Non-performing assets were as follows (in thousands):

			Sept. 30,	Dec. 31,	Sept. 30,
			  1995		  1994		  1994

Non-accruing loans	$ 37,613	$ 38,035	$ 36,463
Loans past due 90
 days or more		   6,210	   5,622	   5,314
Renegotiated loans	   3,107	   2,818	   3,917
Other real estate	   5,532	   6,267	   8,262

	  Total		$ 52,462 	$ 52,742	$ 53,956

Non-performing assets
 as a percentage of
 loans and other real
 estate			   0.55%	   0.57%	   0.67%

Non-accruing loans have remained relatively constant since September of last year. At September 30, 1995, real estate loans comprised $21.9 million of total non-accruing loans, with commercial loans accounting for $11.1 million and installment loans $4.6 million. Other real estate decreased $735,000 since year-end and $2.7 million since September 1994, due primarily to the disposition of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

		         		Sept. 30,	Sept. 30,
					  1995		  1994
Balance at beginning of year		$116,988	$100,762
Net loans charged-off (recovered):
	Commercial			   1,329	   1,535
	Real estate			    (601)	   2,291
	Installment			   4,906	   1,934

		Total			   5,634	   5,760

Allowance of acquired banks		   4,760	   4,058

Provision charged to expense		  15,312	  13,804

Balance at end of period		$131,426	$112,864

Net loan losses in the first nine months of 1995 were 0.08% of loans (annualized), compared to 0.11% of loans (annualized) in the first nine months of 1994. Recoveries in the first nine months of 1995, of prior period real estate and commercial loans charge-offs, resulted in lower net loan losses in 1995. At September 30, 1995, the allowance for loan losses stood at 1.37% of loans, compared to 1.40% a year ago and 1.30% at year-end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 280% and 251%, respectively, at September 30, 1995, up from 247% and 209%, respectively, at September 30, 1994. These ratios have been allowed to increase due to management's evaluation of various factors, including higher consumer debt levels and their estimated impact on Regions.

The allowance for loan losses is maintained at a level deemed ade-quate by management to absorb possible unidentified losses from loans in the portfolio. In determining the adequacy of the allow-ance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 1995, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in any of the above factors or other factors could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have increased 22% since a year ago and 16% since year end, as a result of securities added by acquisitions and the securitization of $294 million of single-family residential mortgage loans, which were added to the available for sale portfolio in the third quarter of 1995.

Mortgage loans held for sale decreased $175.3 million since September 30, 1994, as a result of lower levels of residential mortgage loan production at Regions' mortgage banking subsidiary during the first nine months of 1995, compared to the same time period of 1994.

Interest-bearing deposits in other banks at September 30, 1995 totaled $14.9 million, an increase of $14.1 million over a year ago and $14.3 over year end. This increase resulted primarily from interest-bearing deposits added by recent acquisitions.

Net federal funds purchased and security repurchase agreements totaled $1.2 billion at September 30, 1995, $946.1 million at year-end and $661.2 million at September 30, 1994. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 1995, net funds purchased averaged $794.1 million, compared to $270.9 million in the first nine months of 1994, indicating more reliance on purchased funds to support earning assets in the first three quarters of 1995 than in the same period last year.

Premises and equipment have increased $27.3 million since year end and $40.3 million since September 30, 1994. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since September 1994.

Other assets have increased $31.7 million since year end and $66.6 million since the third quarter of last year, due primarily to increased excess purchase price resulting from acquisitions and increased mortgage servicing rights added by purchases of several mortgage servicing portfolios.

Total deposits have increased 16% since September of last year. The deposits acquired in connection with acquisitions resulted in a 11% increase, with the remaining 5% increase attributable to internal growth. The internal growth resulted primarily from increases in certificates of deposit. Since year-end, total deposits have increased 2%, after adjusting for the deposits acquired in connection with acquisitions during the first three quarters of 1995.

Long-term borrowings have increased $54.6 million since year end but decreased $38.4 million since September 30, 1994. During the second quarter of 1995, Regions issued $100 million in senior bank notes (see Note D to the Consolidated Financial Statements).
These increases were partially offset by payments and maturities of Federal Home Loan Bank advances and other notes payable.

Regions currently has a shelf-registration statement outstanding pursuant to which it may offer up to $200 million of its unsecured, subordinated notes, debentures, bonds or other evidences of indebtedness. The amounts, dates and terms of any offering will be determined at a later date. Any offering will be made only by means of a prospectus.

Regions is becoming more concerned about the general trend in litigation in Alabama state courts involving large damage awards against financial service company defendants. Regions directly or through its subsidiaries is party to approximately 75 cases in Alabama in the ordinary course of business, some of which seek class action treatment or punitive damages. The damage exposure in Alabama in any case and in the aggregate is difficult to estimate because the jury has broad discretion as to the amount of damages awarded.

Notwithstanding these concerns, Regions believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Regions' consolidated financial position.

Stockholders' equity was $1.1 billion at September 30, 1995, an increase of 24% over last year and an increase of 10% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since September 1994. The unrealized gain on securities available for sale (net of taxes) totaled $3.6 million at September 30, 1995, compared to an unrealized loss of $10.7 million at year end. Regions' ratio of equity to total assets was 8.04% at September 30, 1995, compared to 7.73% a year ago and 7.90% at year-end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. At September 30, 1995, Regions had approximately $258 million of securities maturing in one year or less. The average maturity of the securities portfolio was 9.2 years using contractual maturities. At December 31, 1994, approximately $1.5 billion in loans was due to mature in one year or less. Although the corresponding amount at September 30, 1995, has not been determined, loan maturities would provide significant liquidity. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of de-posits. At September 30, 1995, the loan to deposit ratio was 89.34%, compared to 86.71% a year ago and 89.35% at year-end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first nine months of 1995 increased $48.3 million or 15%, compared to the same period in 1994. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.11% in the first nine months of 1995, compared to 4.30% in the same period in 1994. This ratio declined due primarily to changes in the product mix (both in interest-earning assets and interest-bearing liabilities) and the effect of acquisitions. For the third quarter of 1995, net interest income increased $13.5 million or 12%, over the third quarter of 1994, due to increased earning assets, partially offset by lower spreads on those earning assets.

Total non-interest income increased $8.4 million or 8% over the first nine months of 1994 and $6.5 million or 19% over the third quarter of 1994. Trust department income increased $3.0 million or 20% on a year-to-year comparison and $761,000 or 15% on a quarterly comparison. This resulted from growth in trust assets, due to acquisitions and internal growth, and increases in personal, corporate, estate and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts due to acquisitions and internal growth, resulted in service charges on deposit accounts increasing $7.2 million or 19% in the first nine months of 1995 and $2.6 million or 20% in the third quarter, compared to the same periods in 1994. Mortgage servicing and origination fees decreased $2.1 million or 7% in the first nine months of 1995, but increased $1.6 million or 16% in the third quarter, compared to the same periods in 1994. Mortgage origination fees were down 38% on a year-to-year comparison but up 14% on a quarterly comparison with last year, due to decreased volume of new loan production in the first half of the year, but increased production in the third quarter. Mortgage servicing fees increased 5% and 16%, respectively, in the year-to-date and quarterly comparison with the prior year, partially offsetting the decline in origination fees on a year-to-date basis. The mortgage company's servicing portfolio totaled $10.5 billion at September 30, 1995. Other non-interest income increased $866,000 or 4% in the first nine months of 1995, over the comparable year ago period due to higher international department income and increased automated teller machine fees, partially offset by a $2.3 million gain on the sale of mortgage servicing rights in the first quarter of 1994. Compared to the third quarter of last year, other non-interest income increased $1.6 million or 23% due to increased customer fees and higher international department income.

Total non-interest expense increased $24.0 million or 9% in the first nine months of 1995 and $8.2 million or 9% in the third quarter of 1995, compared to the same periods in 1994. Salaries and employee benefits were up 13% in the first nine months of 1995 and 15% in the third quarter, due to an increase in the number of employees because of acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 9% in the first nine months of 1995 and 10% in the third quarter, over the same periods in 1994, primarily because of additional expenses associated with branch offices and equipment added by the 1994 and 1995 acquisitions. Other non-interest expense increased $3.5 million or 4% in the first nine months of 1995 and $267,000 or 1% in the third quarter, primarily because of increases in excess purchase price amortization, postage, advertising and professional fees. Partially offsetting these increases was a $1.8 million recovery on a lawsuit settlement recognized in the first quarter of 1995 and the FDIC rebate paid on BIF deposits during the third quarter of 1995(see Note F to the Consolidated Financial Statements).

Income tax expense increased $11.8 million (22%) over the first nine months of 1994 and $4.1 million (22%) over the third quarter of 1994, primarily because of an increase in taxable income, and an increase in taxable income as a percentage of total income.

Net income for the third quarter was a record $44.0 million--up 18% over the third quarter of last year. Year-to-date net income totaled $128.1 million or $2.77 per share, an increase of 10% on a per share basis over the first nine months of 1994. Return on stockholders' equity declined to 15.87%, compared to 15.99% in the first nine months of last year. Return on assets also declined to 1.29% in the first nine months of 1995, compared to 1.31% for the same period in 1994.

Part II.	Other Information


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27) Financial Data Schedule (SEC use only)

		(b)	Reports on Form 8-K:

		No reports on Form 8-K were filed during the third quarter of 1995. However a report on Form 8-K dated October 22, 1995, was filed with the Commission after the end of the third quarter.

		The October 22, 1995, report, filed under item 5, relates to Regions' proposed acquisition of First
		National Bancorp, headquartered in Gainesville,
		Georgia.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  November 13, 1995		 /s/ Robert P. Houston
					     Robert P. Houston
					Executive Vice President and
					  Comptroller
					(Chief Accounting Officer and
					  Duly Authorized Officer)