Form 10-K405
period 1995-12-31
REGIONS FINANCIAL CORP
filed 1996-03-29
CIK 36032

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                        COMMISSION FILE NUMBER 0-6159

                        REGIONS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    63-0589368
-------------------------------------     -------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  417 North 20th Street, Birmingham, Alabama              35203
-------------------------------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (205) 326-7100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK - PAR VALUE $.625
-------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1996.

                Common Stock, $.625 Par Value--$2,700,273,982*

*Excludes as shares held by affiliates only shares held by the registrant's Employee Stock Purchase Plan, Employees' Stock Ownership Plan, Directors' Stock Investment Plan and executive officers who are directors without prejudice to a determination of control.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 18, 1996.

         Common Stock, $.625 Par Value--62,182,540 shares issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual proxy statement dated April 1, 1996 are incorporated by reference into Part III.

         Portions of the annual report to stockholders for the year ended December 31, 1995, are incorporated by reference into Parts I and II.

                                     PART I

ITEM 1.  Business

         (a) The Registrant, Regions Financial Corporation (the "Registrant" or "Regions"), is a regional bank holding company headquartered in Birmingham, Alabama, which operated 281 banking offices in Alabama, Florida, Georgia, Louisiana and Tennessee as of December 31, 1995. At that date, Regions had total consolidated assets of approximately $13.7 billion, total consolidated deposits of approximately $10.9 billion, and total consolidated stockholders' equity of approximately $1.1 billion.

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

         At December 31, 1995, Regions operated six state-chartered commercial bank subsidiaries and one federal savings bank (collectively, the "Subsidiary Banks") in Alabama, Florida, Georgia, Louisiana and Tennessee and various banking-related subsidiaries engaged in mortgage banking, credit life insurance, leasing, commercial accounts receivable factoring, and securities brokerage activities with offices in various southeastern states. Through its subsidiaries, Regions offers a broad range of banking and banking-related services.

         In Alabama, Regions operates through First Alabama Bank, which at December 31, 1995, had total consolidated assets of approximately $10.3 billion, total consolidated deposits of approximately $7.9 billion, and total consolidated stockholders' equity of approximately $850 million. First Alabama Bank operates 179 banking offices throughout Alabama.

         In Florida, Regions operates through Regions Bank of Florida, which at December 31, 1995, had total consolidated assets of approximately $579 million, total consolidated deposits of approximately $515 million, and total consolidated stockholders' equity of approximately $61 million. Regions Bank of Florida operates 27 banking office in the panhandle region of Florida.

         In Georgia, Regions operates through (i) Regions Bank of Georgia,
(ii) Regions Bank of Rome and (iii) Regions Bank, FSB, which at December 31, 1995, had total combined assets of approximately $675 million, total combined deposits of approximately $610 million, and total combined stockholders' equity of approximately $51 million. Regions Bank of Georgia operates four banking offices in Columbus, Georgia, Regions Bank of Rome operates two banking offices in Rome, Georgia, and Regions Bank, FSB, operates five banking offices in Dalton, Chatsworth, and Cartersville, Georgia.

         In Louisiana, Regions operates through Regions Bank of Louisiana which at December 31, 1995, had total consolidated assets of approximately $2.1 billion, total consolidated deposits of approximately $1.6 billion, and total consolidated stockholders' equity of approximately $201 million. Regions Bank of Louisiana operates 41 banking offices in Louisiana.

         In Tennessee, Regions operates through Regions Bank of Tennessee, which at December 31, 1995, had total consolidated assets of approximately $481 million, total consolidated deposits of approximately $430 million, and total consolidated stockholders' equity of approximately $33 million. Regions Bank of Tennessee operates 23 banking offices in Tennessee.

         In addition to the Subsidiary Banks, Regions provides additional banking services through various banking-related subsidiaries, the most significant of which provide mortgage banking, credit life insurance, securities brokerage activities and commercial accounts receivable factoring.

         Regions Mortgage Inc. (RMI), a subsidiary of First Alabama Bank, is engaged in mortgage banking with its primary business and source of income being the origination and servicing of mortgage loans for long-term investors. RMI serviced approximately $10.6 billion in real estate mortgages at December 31, 1995, and operates loan production offices in Alabama, Florida, Georgia, Mississippi, South Carolina, and Tennessee.

         Regions Agency, Inc., a subsidiary of Regions, acts as an insurance agent or broker with respect to credit life and accident and health insurance and other types of insurance relating to extensions of credit by the Subsidiary Banks or banking-related subsidiaries.

         Regions Life Insurance Company, a subsidiary of Regions, acts as a re-insurer of credit life and accident and health insurance in connection with the activities of certain affiliates of Regions.

         Regions Investment Company, Inc., a subsidiary of First Alabama Bank, engages in securities underwriting and brokerage activities and operates offices in Alabama, Florida, Georgia, Louisiana and Tennessee.

         Interstate Billing Service Inc. (IBS), a subsidiary of Regions, factors commercial accounts receivable and performs billing and collection services. IBS primarily serves clients related to the automotive service industry.

         A substantial portion of the growth of Regions since commencing operations in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. Since it began operations as a bank holding company, Regions has completed 54 acquisitions of other financial institutions representing in aggregate (at the time the acquisitions were completed) approximately $7.2 billion in assets. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some cases, negotiations frequently take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions' financial condition.
Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

         Reference is made to pages 25 through 50 and 76 through 79 of the annual report to stockholders for the year ended December 31, 1995, included as
Exhibit 13 hereto, for certain statistical (Guide 3) and other information.

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

         Reference is made to pages 25 through 50 of the annual report to stockholders for the year ended December 31, 1995, included as Exhibit 13 hereto, for information required by this item.

         (c)(1) General. The Registrant is a bank holding company, registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended

("BHC Act"). As such, the Registrant and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. In addition, as a savings and loan holding company, the Registrant is also registered with the OTS and is subject to the regulation, supervision, examination, and reporting requirements of the OTS.

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

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Registrant, and any other bank holding company located in Alabama may now acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any Alabama-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt-in" and accelerate the date after which interstate branching is permissible or "opt-out" and prohibit interstate branching altogether. As of the date hereof, none of the states in which the banking subsidiaries of the Registrant are located has either moved up the date after which interstate branching will be permissible or "opted-out." Assuming no state action prior to June 1, 1997, the Registrant would be able to consolidate all of its Subsidiary Banks into a single bank with interstate branches following that date.

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

         All of the Subsidiary Banks that are state-chartered banks that are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the state banking authorities of the states in which they are located. The one subsidiary bank that is a federal savings bank is subject to regulation, supervision, and examination by the OTS and the FDIC. The federal banking regulator for each of the Subsidiary Banks, as well as the appropriate state banking authorities for each of the

Subsidiary Banks that is a state chartered bank, regularly examine the operations of the Subsidiary Banks and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

         The Subsidiary Banks are subject to the provisions of the CRA. Under the terms of the CRA, the Subsidiary Banks have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. All of the Subsidiary Banks received at least a "Satisfactory" CRA rating in their most recent examinations.

         In April 1995, the federal banking agencies adopted amendments revising their CRA regulations, with a phase-in schedule applicable to various provisions. Among other things, the amended CRA regulations, when fully implemented on July 1, 1997, will substitute for the prior process-based assessment factors a new evaluation system that will rate an institution based on its actual performance in meeting community needs. In particular, the system will focus on three tests; (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATM's and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

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

         As all of the Subsidiary Banks that are state nonmember banks are subject to the respective laws and regulations of the states of Alabama, Florida, Georgia, Louisiana, and Tennessee and to the regulations of the FDIC as to the payment of dividends. The one Subsidiary Bank that is a federal savings bank is subject to the OTS' capital distributions regulation.

         If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "Prompt Corrective Action." Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

         At December 31, 1995, under dividend restrictions imposed under federal and state laws, the Subsidiary Banks, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately $178 million.

         The payment of dividends by the Registrant and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         Capital Adequacy. The Registrant and the Subsidiary Banks are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Registrant and the FDIC and the OTS in the case of the Subsidiary Banks. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve:
a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

         The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 1995, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 11.14% and 14.61%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The Registrant's Leverage

Ratio at December 31, 1995, was 7.49%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

         Each of the Registrant's Subsidiary Banks is subject to risk-based and leverage capital requirements adopted by the FDIC or the OTS, which are substantially similar to those adopted by the Federal Reserve. Each of the Registrant's Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1995. Neither the Registrant nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

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

         Under the Federal Deposit Insurance Act (FDIA), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Subsidiary Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Subsidiary Banks would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the Registrant's other Subsidiary Banks, and a potential loss of the Registrant's investment in such other Subsidiary Banks.

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

         At December 31, 1995, all of the Registrant's Subsidiary Banks had the requisite capital levels to qualify as well capitalized.

         FDIC Insurance Assessments. Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, and replaced a transitional system that the FDIC had utilized for the 1993 calendar year, assigns an institution to one of three capital categories:
(i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) for the first half of 1995, as they had been during 1994, ranged from 23 basis points for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points for an institution in the lowest category (i.e. "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e. 1.25%) within a specified period of time.

         Once the designated ratio for the BIF was reached in May 1995, the FDIC was authorized to reduce the minimum assessment rate below the 23 basis points and to set future assessment rates at such levels that would maintain the fund's reserve ratio at the designated level. In August 1995, the FDIC adopted final regulations reducing the assessment rates for BIF-member banks. Under the revised schedule, BIF-member banks, starting with the second half of 1995, would pay assessments ranging from 4.0 basis points to 31 basis points, with an average assessment rate of 4.5 basis points. Refunds, with interest were paid for assessments for the month(s) after the month in which the designated reserve ratio for the BIF was reached. At the same time, the FDIC elected to retain the existing assessment rate of 23 to 31 basis points for the SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund. Subsequently, on November 14, 1995, the FDIC announced that, beginning in 1996, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size. At the same time, the FDIC elected to retain the existing assessment range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

         By virtue of the BIF assessments being reduced, the Subsidiary Banks realized savings of approximately $7.9 million pre-tax, during the second half of 1995, and anticipate annual savings of approximately $16.3 million pre-tax, with respect to their deposits that are assessed at BIF rates. However, given that approximately 30% of the total deposits of the Subsidiary Banks as of December 31, 1995 were (and are now being) assessed at the much higher SAIF premium rates, the Registrant is now paying substantially more in insurance premium costs than it would be if the Subsidiary Banks did not hold any SAIF-assessed deposits.

         Recognizing that the disparity between the SAIF and BIF premium rates have adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the OTS released statements outlining a proposed plan (the "Proposed Plan") to recapitalize the SAIF, certain features of which were subsequently approved by the House of Representatives and the Senate of the United States in bills that provided for different resolutions of the BIF-SAIF disparity. Under the Proposed Plan, as approved by the members of the Banking Committees of the House and Senate, all SAIF-member institutions were to pay a special assessment to recapitalize the SAIF, and the assessment base for the payments on the FICO bonds would have been expanded to include the deposits of both BIF- and SAIF-insured institutions. As a result of the SAIF becoming fully capitalized, it was anticipated that insurance premium rates for SAIF members shortly thereafter would have been reduced to the same levels as those currently paid by BIF members.

         The amount of the special assessment required to recapitalize the SAIF was estimated to be approximately 78 to 85 basis points. Under the latest version of the Proposed Plan, banks that had acquired SAIF-insured deposits would have paid a special assessment of approximately 64 basis points - 20% less than SAIF-member institutions. The special assessment would have been payable some time in 1996 based on deposits held on March 31, 1995. If the applicable 85 and 64 point assessments had been assessed against the Subsidiary Banks' deposits as of March 31, 1995, the Subsidiary Banks would have been required to pay an aggregate special assessment of $23.6 million pre-tax. However, the special assessments paid by the Subsidiary Banks would have been at least partially offset by a reduction in insurance premiums paid if, as expected, the FDIC were to have reduced

SAIF premiums to BIF levels following payment of the special assessment and recapitalization of the SAIF.

         Congress adopted the Proposed Plan as part of a budget bill. However, on December 6, 1995, President Clinton vetoed the balanced budget legislation passed by Congress that contained the proposed provisions of the Proposed Plan. With no prospect of a budget agreement between the Administration and Congress, as well as significant opposition to the Proposed Plan now coming from many BIF-insured banks, the fate of the SAIF special assessment provisions of the legislation is uncertain, and it now appears possible that a significant disparity between SAIF and BIF insurance premium rates could continue to exist for some time.

         In view of the legislative uncertainty that currently exist, the Registrant cannot predict whether the Proposed Plan or any other legislative proposal will be enacted as described above or, if enacted, the amount of any special SAIF assessment, whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums, or whether such legislation, if enacted, may contain other provisions, for example, requiring all federally-chartered thrifts to convert to bank charters. A significant increase in SAIF insurance premiums, either absolutely relative to BIF premiums, a significant one-time fee to recapitalize the SAIF, or a significant tax liability associated with the recapture of the bad debt reserve could have a potentially adverse effect on the operating expenses and results of operations of the Registrant.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Safety and Soundness Standards. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principle stockholder. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt correction action" provisions of FDICIA. See "Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

         Depositor Preference. The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

         Other. Because of concerns relating to the competitiveness and the safety and soundness of the industry, the United States Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit depository institutions and bank holding companies from conducting certain types of activities, to subject depository institutions to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, to require federal savings banks to convert to commercial bank charters and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Registrant may be affected thereby.

         Registrant's broker/dealer subsidiary, Regions Investment Company, Inc., is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, and certain state securities commissions.

                 (i) The following chart shows for the last three years the percentage of total operating income contributed by each of the major categories of income.

                                            1995           1994             1993
 Interest and fees on loans                 70.3%          64.9%            61.3%
 Interest on securities                     15.2           17.4             16.9
 Interest on mortgage loans held for sale    0.7            2.0              2.3
 Interest on federal funds sold              0.1            0.2              0.2
 Other interest income                       0.2            0.0              0.1
 Trust department income                     2.0            2.1              2.7
 Service charges on deposit accounts         5.2            5.4              6.2
 Mortgage servicing and origination fees     3.4            4.5              6.4
 Other non-interest income                   2.9            3.5              3.9
                                           -----          -----            -----
         Total Operating Income            100.0%         100.0%           100.0%
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

               (x) All aspects of the Registrant's business are highly competitive. The Registrant's subsidiaries compete with other financial institutions located in Alabama, northwest Florida, Columbus, Dalton, Chatsworth and Rome, Georgia, Louisiana, Tennessee, and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, other mortgage companies and financial service operations of major commercial and retail corporations.

         As of December 31, 1995, the Registrant was the third largest bank holding company headquartered in Alabama based on assets. For information with respect to the Registrant's markets and the size of the Subsidiary Banks operating in such markets, see the information provided under subsection (a) of this Item 1.

         Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. Although the ranking of Registrant's position varies in different markets, Registrant believes that its affiliates effectively compete with other banks and thrifts in their relevant market areas.

         Under the provisions of the Interstate Banking Act, the existing restrictions on interstate acquisitions of banks by bank holding companies, including the regional interstate banking legislation adopted in 1987 by the state of Alabama permitting interstate acquisitions of banks and bank holding companies generally in certain southeastern states, were repealed effective September 29, 1995, such that the Registrant and any other bank holding company located in Alabama are now able to acquire a bank located in any other state, and a bank holding company located outside Alabama could acquire any Alabama-based bank, in either case subject to certain deposit percentage and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. To the extent that large bank holding companies that previously were not permitted to make acquisitions in the markets in which Regions operates do effect acquisitions pursuant to the Interstate Banking Act, competition in the Registrant's markets could further intensify.

                 (xi) There were no material expenditures during the last three fiscal years on research and development activities by the Registrant.

                 (xii) Regulations of any governmental authority concerning the discharge of materials into the environment are expected to have no material effect on the Registrant or any of its subsidiaries.

                 (xiii) As of December 31, 1995, Registrant, its affiliate banks and other subsidiaries had a total of 6,273 full-time-equivalent employees.

         (d) Registrant neither engages in foreign operations nor derives a significant portion of its business from customers in foreign countries.

ITEM 2.  Properties

         The corporate headquarters of the Registrant occupy several floors of the main Birmingham banking facility of First Alabama Bank, located at 417 North 20th Street, Birmingham, Alabama 35203.

         The Registrant and its subsidiaries, including the Subsidiary Banks, operate through 314 office facilities, of which 206 are owned by the Registrant or one of its subsidiaries and 108 are subject to building or ground leases. Of the 281 branch office facilities operated by the Subsidiary Banks at December 31, 1995, 75 are subject to building or ground leases and 206 are wholly owned by the Subsidiary Banks.

         For offices in premises leased by the Registrant and its subsidiaries, annual rentals totaled approximately $4,572,000 as of December 31, 1995.
During 1995, the Registrant and its subsidiaries received approximately $3,311,000 in rentals for space leased to others. At December 31, 1995, encumbrances on the offices, equipment and other operational facilities owned by the Registrant and its subsidiaries totaled approximately $3,833,000 with a weighted average interest rate of 8.7%.

ITEM 3.  Legal Proceedings

         "Note L. Commitments and Contingencies" on page 65 of the annual report to stockholders for the year ended December 31, 1995, is incorporated herein by reference.

         The Registrant is becoming more concerned about the general trend in litigation in Alabama state courts involving large damage awards against financial service company defendants. Registrant directly or through its subsidiaries is party to approximately 76 cases in Alabama in the ordinary course of business, some of which seek class action treatment or punitive damages. The damage exposure in Alabama in any case and in the aggregate is difficult to estimate because the jury has broad discretion as to the amount of damages awarded.

         Notwithstanding these concerns, Registrant believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Registrant's consolidated financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At a special meeting of the stockholders held on January 11, 1996, (the "Special Meeting"), the Board of Directors of the Registrant solicited proxies in favor of a proposal to approve the issuance of shares of Registrant common stock in connection with the proposed combination of First National Bancorp ("First National") with the Registrant, pursuant to the merger of First National with and into a newly formed subsidiary of the Registrant in accordance with the terms of the Agreement and Plan of Reorganization, dated October 22, 1995, by and between the Registrant and First National. At the special meeting, 28,052,926 shares of Registrant common stock were voted in favor of the proposal, 239,298 shares voted against, and 348,150 shares abstained.

       PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         "Common Stock Market Prices and Dividends" on page 50 of the annual report to stockholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 6.  Selected Financial Data

         "Historical Financial Summary" on pages 76 through 79 of the annual report to stockholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 50 of the annual report to stockholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

         The report of independent auditors and the consolidated financial statements of the Registrant and its subsidiaries, included in the annual report to stockholders for the year ended December 31, 1995, are incorporated herein by reference.

         "Summary of Quarterly Results of Operations" on page 50 and "Effects of Inflation" on page 49 of the annual report to stockholders for the year ended December 31, 1995, are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

         There have been no disagreements on accounting and financial disclosure between Registrant and Ernst & Young LLP.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

         "Information on Directors" from pages 3 through 6 and "Section 16 Transactions" on page 7 of the Registrant's proxy statement dated April 1, 1996, are incorporated herein by reference.

         Executive officers of the Registrant as of December 31, 1995, are as follows:



                                               Position and
                                               Offices Held with                                 Officer
  Executive Officer                     Age    Registrant and Subsidiaries                        Since
----------------------                  ---    ----------------------------                      -------
 J. Stanley Mackin                      63     Chairman, Director and Chief Executive Officer,     1983*
                                               Registrant and First Alabama Bank; Director,
                                               Regions Bank of Louisiana, Regions Mortgage,
                                               Inc., Trinity Risk Management, Inc., Regions
                                               Agency, and Regions Life Insurance Company.


                                               Position and
                                               Offices Held with                                 Officer
  Executive Officer                     Age    Registrant and Subsidiaries                        Since
----------------------                  ---    ----------------------------                      -------
 Richard D. Horsley                     53     Vice Chairman, Director and Executive Financial     1972
                                               Officer, Registrant and First Alabama Bank;
                                               Director and Vice President, Regions Agency,
                                               Inc.; Director, Trinity Risk Management, Inc.,
                                               Regions Bank of Louisiana, Regions Life Insurance
                                               Company, Regions Financial Building Corp. and
                                               Regions Mortgage, Inc.

 Sam P. Faucett                         61     President/Western Region and Florida Region;        1983*
                                               Chairman and Chief Executive Officer, First
                                               Alabama Bank - Tuscaloosa; Director, Regions Bank
                                               of Florida and Regions Mortgage, Inc.

 Joe M. Hinds, Jr.                      58     President/Northern Region and Tennessee Region;     1983*
                                               Chairman and Chief Executive Officer, First
                                               Alabama Bank - Huntsville.


 Wilbur B. Hufham                       58     President/Southeastern Region; Chairman,            1983*
                                               President and Chief Executive Officer, First
                                               Alabama Bank - Montgomery.

 Carl E. Jones, Jr.                     55     President/Southern Region and Louisiana Region;     1983*
                                               Chairman and Chief Executive Officer, First
                                               Alabama Bank - Mobile; Director, Regions Bank of
                                               Louisiana.



                                               Position and
                                               Offices Held with                                 Officer
   Executive Officer                    Age    Registrant and Subsidiaries                        Since
----------------------                  ---    ----------------------------                      -------
 William E. Jordan                      61     President/Central Region; Chairman and Chief        1990*
                                               Executive Officer, First Alabama Bank -
                                               Birmingham.

 William E. Askew                       46     Executive Vice President - Retail Banking           1987
                                               Division, Registrant and First Alabama Bank.

 Delmar F. Epton                        62     Executive Vice President - Product Development,     1986*
                                               Registrant and First Alabama Bank.


 Robert P. Houston                      51     Executive Vice President and Comptroller,           1974
                                               Registrant and First Alabama Bank; Director and
                                               Treasurer, Regions Financial Building Corp.;
                                               Director, Secretary and Treasurer, Trinity Risk
                                               Management, Inc., Regions Life Insurance Company
                                               and Regions Agency, Inc.

 E. Cris Stone                          53     Executive Vice President - Corporate Banking,       1988
                                               Registrant and First Alabama Bank; Director and
                                               Vice President, Regions Financial Leasing, Inc.

 Richard E. Wambsganss                  55     Executive Vice President - Trust Group,             1987
                                               Registrant and First Alabama Bank.



                                               Position and
                                               Offices Held with                                 Officer
  Executive Officer                     Age    Registrant and Subsidiaries                        Since
-----------------------                 ---    ----------------------------                      -------
 Samuel E. Upchurch Jr.                 44     General Counsel and Corporate Secretary,            1994
                                               Registrant and First Alabama Bank; Director
                                               Regions Investment Company, Inc.

*The years indicated are those in which the individual was first deemed to be an executive officer of Registrant, although in every case the individual had been an executive officer of a subsidiary of Registrant for a number of years.

ITEM 11. Executive Compensation

         "Executive Compensation and Other Transactions" on pages 7 through 11, excluding the information on page 11 under the sub-headings "Compensation and Stock Option Determinations" and "Personnel Committee Executive Compensation Report" of the Registrant's proxy statement dated April 1, 1996, are incorporated herein by reference. "Executive Compensation Report" on pages 11 through 14, of the Registrant's proxy statement dated April 1, 1996, are specifically not incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         "Voting Securities and Principal Holders Thereof" on page 2 and "Information on Directors" on pages 3 through 5 of the Registrant's proxy statement dated April 1, 1996, are incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

         "Other Transactions," on page 15 of the Registrant's proxy statement dated April 1, 1996, are incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K


         14(a) (1) and (2) The lists called for by this portion of Item 14 are submitted as a separate part of this report.

         14(a) (3)  Listing of Exhibits:


   SEC Assigned
  Exhibit Number          Description of Exhibit
  --------------          ----------------------
         3.               Bylaws as last amended on April 28, 1993, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission and assigned file number 33-50577.

                          Certificate of Incorporation as last amended on May 2, 1994, incorporated herein by reference from the Appendix to the Registration Statement filed with the Commission and assigned file number 33-54231.

         4.               a.      Subordinated Notes Indenture Agreement dated as of December 1, 1992, incorporated by reference from the Exhibits to the Registration Statement filed with the Commission and assigned registration number 33-45714.


         10.             *a.      Regions Amended and Restated 1991 Long-Term Incentive Plan incorporated by reference from Appendix B to the Registrant's proxy statement filed with the Commission and dated
                                  March 16, 1995.

                         *b.     Regions Management Incentive Plan Amended and Restated as of January 1, 1995,
                                 incorporated by reference from Appendix A to the Registrant's proxy statement filed with the Commission and dated March 16, 1995.

         13.              Annual Report to Stockholders for the year ended December 31, 1995.

         21.              List of Subsidiaries of the Registrant.

         23.              Consent of Independent Auditors.

         27.              Financial Data Schedule (for SEC use only).

         99.              a.      Form 11-K, Annual Report of Employee Stock Purchase Plan of Regions Financial
                                  Corporation for the year ended December 31, 1995.

                          b.      Form 11-K, Annual Report of Directors' Stock Investment Plan of Regions Financial
                                  Corporation for the year ended December 31, 1995.

                          c.      Supplemental financial statements restated to reflect the business combination of the
                                  Registrant and First National Bancorp.

                          *-      Represents a compensatory plan agreement that is required to be filed under this item.

         14(b)            Reports on Form 8-K filed in the fourth quarter of 1995:

                          In a report filed on Form 8-K, under item 5, dated October 22, 1995, the Registrant announced a business combination with First National Bancorp of Gainesville, Georgia.

                          In a report filed on Form 8-K, under items 5 and 7, dated November 22, 1995, the Registrant filed pro forma financial statements reflecting certain aspects of its recently completed and pending acquisitions and historical financial statements of First National Bancorp, with which
                          Regions had a pending combination. Included in the report are the unaudited pro forma combined condensed statement of condition as of September 30, 1995, and unaudited pro forma combined condensed statements of income for the periods ended September 30, 1995,
                          December 31, 1994, 1993 and 1992.

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

                                            REGIONS FINANCIAL CORPORATION


                                            /s/ Samuel E. Upchurch, Jr. 3/20/96
                                            -----------------------------------
                                            Samuel E. Upchurch, Jr.        Date
                                            General Counsel
                                              and Corporate Secretary


                                            /s/ Robert P. Houston       3/20/96
                                            -----------------------------------
                                            Robert P. Houston              Date
                                            Executive Vice President
                                              and Comptroller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Stanley Mackin             3/20/96          /s/ William R. Boles, Sr.         3/20/96
-----------------------------------------          -----------------------------------------
J. Stanley Mackin                    Date          William R. Boles, Sr.                Date
Chairman, Chief Executive                          Director
  Officer and Director

/s/ Richard D. Horsley            3/20/96          /s/ James B. Boone, Jr.           3/20/96
-----------------------------------------          -----------------------------------------
Richard D. Horsley                   Date          James B. Boone, Jr.                  Date
Vice Chairman, Executive                           Director
  Financial Officer and Director


/s/ Sheila S. Blair               3/20/96          /s/ Albert P. Brewer              3/20/96
-----------------------------------------          -----------------------------------------
Sheila S. Blair                      Date          Albert P. Brewer                     Date
Director                                           Director


-----------------------------------------
James S. M. French                   Date
Director


/s/ Catesby ap C. Jones           3/20/96
-----------------------------------------
Catesby ap C. Jones                  Date
Director


-----------------------------------------
Olin B. King                         Date
Director


/s/ Henry E. Simpson              3/20/96          /s/ Lee J. Styslinger, Jr.        3/20/96
-----------------------------------------          -----------------------------------------
Henry E. Simpson                     Date          Lee J. Styslinger, Jr.               Date
Director                                           Director



/s/ Robert E. Steiner, III        3/20/96          /s/ Robert J. Williams            3/20/96
-----------------------------------------          -----------------------------------------
Robert E. Steiner, III               Date          Robert J. Williams                   Date
Director                                           Director

                         ANNUAL REPORT ON FORM 10-K

                            ITEM 14(a)(1) AND (2)

       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              CERTAIN EXHIBITS

                        YEAR ENDED DECEMBER 31, 1995

                        REGIONS FINANCIAL CORPORATION

                             BIRMINGHAM, ALABAMA

                      FORM 10-K - ITEM 14(a)(1) AND (2)

               REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


         The following consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

         Report of Independent Auditors

         Consolidated Statements of Condition - December 31, 1995 and 1994

         Consolidated Statements of Income - Years ended December 31, 1995,
           1994 and 1993

         Consolidated Statements of Cash Flows - Years ended December 31, 1995,
           1994 and 1993

         Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements - December 31, 1995

         Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

         On March 1, 1996, Regions entered into a business combination with First National Bancorp. Because the combination occurred subsequent to December 31, 1995, the financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations included in this Form 10-K do not give effect to the restatement to include First National's financial results. The Supplemental Consolidated Financial Statements, presented in
Exhibit 99.c., restate the Registrants' 1995 and prior years' financial statements, giving effect to the combination with First National.

                         ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(c)

                                  EXHIBITS

                               EXHIBITS INDEX

SEC Assigned
Exhibit Number   Description of Exhibit
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


         10.     a.       Regions Amended and Restated 1991 Long-Term Incentive Plan incorporated by reference from
                          Appendix B to the Registrant's proxy statement filed with the Commission and dated March 16,
                          1995.

                 b.       Regions Management Incentive Plan Amended and Restated as of January 1, 1995,
                          incorporated by reference from Appendix A to the Registrant's proxy statement filed with the Commission and dated March 16, 1995.

         13.     Annual Report to Stockholders for the year ended December 31, 1995.

         21.     List of Subsidiaries of the Registrant.

         23.     Consent of Independent Auditors.

         27.     Financial Data Schedule (for SEC use only).

         99.     a.       Form 11-K, Annual Report of Employee Stock Purchase Plan of Regions Financial Corporation for
                          the year ended December 31, 1995.

                 b.       Form 11-K, Annual Report of Directors' Stock Investment Plan of Regions Financial Corporation
                          for the year ended December 31, 1995.

                 c.       Supplemental financial statements restated to reflect the business combination of the
                          Registrant and First National Bancorp.