Form 10-Q
period 1996-03-31
REGIONS FINANCIAL CORP
filed 1996-05-15
CIK 36032

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549

                     FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1996   	COMMISSION FILE NUMBER
					     0-6159


 	         REGIONS FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)



	       DELAWARE				63-0589368
	(State or other jurisdiction of		 (I.R.S. Employer
	 incorporation or organization)	        Identification No.)



	417 North 20th Street, Birmingham, Alabama	  35202
	 (Address of principal executive offices)	(Zip Code)


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

Common Stock, $.625 Par Value-62,337,965 shares outstanding as of April 30, 1996

	REGIONS FINANCIAL CORPORATION

	INDEX



								Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		March 31, 1996, December 31, 1995
			and March 31, 1995			   	2


		Consolidated Statement of Income -
		Three months ended March 31, 1996 and
			March 31, 1995			 	   	3


		Consolidated Statement of Cash Flows -
		Three months ended March 31, 1996 and
			March 31, 1995			    	   	4


		Notes to Consolidated Financial Statements -
			March 31, 1996			     	   	5




	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations		8



	PART II.	OTHER INFORMATION


	Item 6.	Exhibits and Reports on Form 8-K			14



	SIGNATURES					 		15

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

					  March 31	December 31	 March 31
					    1996	   1995		   1995
ASSETS
Cash and due from banks			$   578,339	$   587,161	$   602,663
Interest-bearing deposits in other
 banks					     86,900	     56,477	     41,254
Investment securities			  1,925,152	  1,589,106	  2,018,448
Securities available for sale		  2,195,845	  2,274,675	  1,278,088
Trading account assets			      9,551	     28,870	     17,797
Mortgage loans held for sale		    163,574	    117,087	     68,832
Federal funds sold and securities
 purchased under agreement to resell	     87,495	     66,339	    129,068
Loans					 11,878,871	 11,569,551	 11,445,592
Unearned income				    (14,515)	    (27,240)	    (32,852)
 Loans, net of unearned income		 11,864,356	 11,542,311	 11,412,740
Allowance for loan losses		   (167,066)	   (159,487)	   (152,622)
 Net Loans				 11,697,290	 11,382,824	 11,260,118
Premises and equipment			    259,924	    254,992	    250,109
Interest receivable			    105,941	    120,950	     92,314
Due from customers on acceptances	     49,663	     51,286	     86,630
Other assets				    371,748	    322,007	    354,958
					$17,531,422	$16,851,774	$16,200,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
	Non-interest-bearing		$ 1,888,099	$ 1,864,970	$ 1,725,541
	Interest-bearing		 12,294,508	 11,632,642	 11,396,151
	  Total Deposits		 14,182,607	 13,497,612	 13,121,692
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase			  1,080,851      1,031,957	    852,232
  Commercial paper			     21,100         21,100	     17,600
  Other short-term borrowings		     22,682         15,540	      6,108
 Total Short-term Borrowings		  1,124,633      1,068,597	    875,940
  Long-term borrowings			    501,520        632,019	    606,662
 Total Borrowed Funds			  1,626,153      1,700,616	  1,482,602
Bank acceptances outstanding		     49,663	     51,286	     86,630
Other liabilities			    190,209	    173,007	    150,391
  Total Liabilities			 16,048,632	 15,422,521	 14,841,315
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 120,000,000 shares
  Issued, including treasury stock -
  62,185,402; 61,733,185; and
  63,474,327 shares, respectively	     38,866	     38,583	     39,671
Surplus					    514,380	    505,350	    529,961
Undivided profits			    928,628	    895,755	    807,053
Treasury stock, at cost - 0;
 614,000; and 1,474,579 shares,
 respectively				         -0-	    (25,085)	    (12,441)
Unearned restricted stock		     (2,908)  	     (1,582)	      ( 799)
Unrealized gain(loss) on securities available
 for sale, net of taxes			      3,824	     16,232	     (4,481)
  Total Stockholders' Equity		  1,482,790      1,429,253	  1,358,964
					$17,531,422	$16,851,774	$16,200,279


See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Three Months Ended
					     March 31
					  1996		   1995
Interest Income:
 Interest and fees on loans		$259,020	$241,488
 Interest on securities:
  Taxable interest income		  59,061	  47,461
  Tax-exempt interest income		   5,916	   6,206
   Total Interest on Securities		  64,977	  53,667
 Interest on mortgage loans held for sale  2,351	   1,920
 Income on federal funds sold
  and securities purchased under
  agreement to resell			   1,344	   2,034
 Interest on time deposits in other banks  1,126	     757
 Interest on trading account assets	     187	      79
	Total Interest Income		 329,005	 299,945


Interest Expense:
 Interest on deposits			 140,033	 124,270
 Interest on short-term borrowings	  15,260	  13,136
 Interest on long-term borrowings	   9,826	  10,009
  Total Interest Expense		 165,119	 147,415
Net Interest Income			 163,886	 152,530
Provision for loan losses		   6,874	   5,050
Net Interest Income After Provision
 for Loan Losses			 157,012	 147,480

Non-Interest Income:
 Trust department income		   7,140	   6,605
 Service charges on deposit accounts	  20,370	  17,276
 Mortgage servicing and origination fees  12,686	  10,002
 Securities gains (losses)		     131	       7
 Other					  15,355	  10,029
  Total Non-Interest Income		  55,682	  43,919

Non-Interest Expense:
 Salaries and employee benefits		  69,774	  62,550
 Net occupancy expense			   7,667	   6,938
 Furniture and equipment expense	   8,253 	   7,335
 Merger expenses			   8,785	       0
 Other					  40,529	  39,406
Total Non-Interest Expense		 135,008	 116,229

Income Before Income Taxes		  77,686	  75,170
Applicable income taxes			  24,892	  24,920

Net Income				$ 52,794	$ 50,250

Average number of shares outstanding	  61,985	  61,907
Per share:
  Net income				   $0.85	   $0.81
  Cash dividends declared	    	   $0.35	   $0.33



See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

							   Three Months Ended
							      March 31
							  1996		 1995
Operating Activities:
 Net income						$   52,794	$   50,250
 Adjustments to reconcile net cash provided
   by operating activities:
  Depreciation and amortization of premises and
   equipment						     6,698	     3,644
  Provision for loan losses				     6,874	     5,050
  Net (accretion) amortization of securities		      (532)	       (58)
  Amortization of loans and other assets		     5,316	     5,198
  Amortization of deposits and borrowings		      (411)	    (1,680)
  Provision for losses on other real estate		        41	       314
  Deferred income taxes					    (2,480)	     4,017
  (Gain) on sale of premises and equipment		       158	        (8)
  Realized security (gains) 	 			       131	        (7)
  Decrease in trading account assets	    		    19,319	     7,056
  (Increase) decrease in mortgages held for sale	   (46,487)	    49,158
  Decrease (increase) in interest receivable	    	    15,009	    (1,598)
  (Increase) in other assets				   (55,541)	   (25,236)
  Increase in other liabilities 	    		    16,886	    13,094
  Stock issued to employees				     5,723	       375
  Other							       378	    (1,532)
 Net Cash Provided By Operating Activities		    23,876	   108,037

Investing Activities:
 Net (increase) in loans				  (320,897)	  (133,687)
 Proceeds from sale of securities		       	     7,603	    11,932
 Proceeds from maturity of investment securities 	   273,452	   143,703
 Proceeds from maturity of securities available for sale   336,387	   120,750
 Purchase of investment securities 	 		  (625,681)	   (38,671)
 Purchase of securities available for sale		  (257,918)	  (123,263)
 Net (increase) decrease in interest-bearing deposits
  in other banks					   (30,423)	   (11,463)
 Proceeds from sale of premises and equipment		     1,483	       348
 Purchase of premises and equipment			   (13,271)	   (14,512)
 Net decrease in customers' acceptance liability	     1,623	    23,890
 Net cash received in acquisitions			    35,175	    15,857
  Net Cash (Used) By Investing Activities		  (592,467)	    (5,116)

Financing Activities:
 Net increase in deposits				   684,995	   145,329
 Net increase in short-term borrowings			    56,036	  (241,850)
 Proceeds from long-term borrowings			       700	    10,000
 Payments on long-term borrowings			  (131,058)	   (34,528)
 Net (decrease) in bank acceptance liability		    (1,623)	   (23,890)
 Cash dividends						   (21,764)	   (18,627)
 Purchase of treasury stock for acquisitions		    (7,309)	   (18,839)
 Proceeds from exercise of stock options		       948	       835
 Net Cash Provided (used) By Financing Activities		   580,925	  (181,570)
 Increase (Decrease) In Cash And Cash Equivalents	    12,334	   (78,649)
  Cash and Cash Equivalents, Beginning of Period	   653,500	   810,380

Cash And Cash Equivalents, End of Period		$  665,834 	$  731,731

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1996



NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included in the 1995 Annual Re-port to Stockholders previously filed as Exhibit 13 to Form 10-K and Note A to the Supplemental Consolidated Financial Statements previously filed as Exhibit 99.c to the Form 10-K. It is manage-ment's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

Certain amounts in prior periods have been reclassified to conform to the current period presentation or restated for acquisitions accounted for as poolings of interests.

NOTE B -- Completed Acquisitions

On January 31, 1996, Regions issued 733,910 shares of common stock in exchange for all the outstanding stock of Metro Financial
Corporation located in Atlanta, Georgia. This transaction, accounted for as a purchase, added $210 million in assets.

On February 2, 1996, Regions paid approximately $8.5 million for all the outstanding common stock and options of Enterprise National Bank of Atlanta. The Enterprise transaction, accounted for as a purchase, added approximately $54 million in assets.

On March 1, 1996, Regions issued 15,920,108 shares of common stock in exchange for all the outstanding stock of First National
Bancorp of Gainesville, Georgia (FNB). The FNB transaction, accounted for as a pooling of interests, added approximately $3.2 billion in assets.

On April 1, 1996, subsequent to the date of the financial statements, Regions issued approximately 389,000 shares of common stock in exchange for all the outstanding common stock of First Federal Bank of Northwest Georgia, Federal Savings Bank. The First Federal transaction, accounted for as a pooling of interest, added $90 million in assets.


NOTE C - Pending Acquisitions

Regions' pending acquisitions are summarized in the following table. Of the transactions listed, all are expected to be accounted for as purchases and are subject to applicable shareholder and regulatory approvals.

								Expected
								Number of
								Shares of
		Approximate					Regions to
		Asset Size	Type of		Exchange	be issued(2)
Institution	(in millions)	Consideration	Ratio		(in 000's)

First
Gwinnett
Bancshares,
Inc. of 			Regions
Norcross, 			Common
Georgia		$ 66		Stock		 1.1336		330

Delta Bank
and Trust
Company, of			Regions
Belle Chasse, 			Common
Louisiana	 206		Stock		2.2568(1)	845

American
Bancshares of
Houma Inc., 			Regions
of Houma, 			Common
Louisiana	 88		Stock		1.66		383


Rockdale
Community
Bank of 			Regions
Conyers, 			Common
Georgia		 46		Stock		0.515116(1)	285



(1) - Subject to possible adjustment.
(2) - Based on the number of shares of outstanding stock of each institution as of the announcement date, and without possible adjustment in the exchange ratio.


NOTE D - New Accounting Standards

Effective January 1, 1996, Regions adopted Statement of Financial Accounting Standards No. 121 (Statement 121) 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.' Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 did not have a material impact on the Company's financial statements.

Effective January 1, 1996, Regions adopted Statement of Financial Accounting Standards No. 122 (Statement 122) 'Accounting for Mortgage Servicing Rights, an Amendment of FASB No. 65.' Statement 122 requires companies that originate mortgage loans to capitalize the cost of mortgage servicing rights separate from the cost of originating the loan when a definitive plan to sell or securitize those loans and retain the mortgage servicing rights exists. Statement 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. The adoption of Statement 122 did not have a material impact on Regions' financial statements.

Management's Discussion and Analysis
of Financial Condition and Results of Operations


Regions' total assets at March 31, 1996, were $17.5 billion --an increase of 8% over a year earlier. This increase was due to growth in almost all categories of assets, particularly securities, due to acquisition activity and internal growth.
Since year-end 1995, total assets have increased 4%.

Comparisons with the prior year are significantly affected by three of the following acquisitions, which were accounted for as purchases, and by the Fidelity Federal Savings Bank (Fidelity) and Interstate Billing Service (IBS) acquisitions, which were accounted for as poolings of interests. Prior year financial information has not been restated to give effect to the Fidelity and IBS transactions since the effect is not material, but have been restated to reflect the FNB transaction. Relevant 1995 and 1996 acquisitions are summarized as follows:

Date 					Headquarters	Total Assets	Accounting
Acquired	Company Acquired	Location	(in thousands)	Treatment

May 1995	Fidelity Federal 	Dalton,
		Savings Bank		Georgia		$  333,336	Pooling

July 1995	Interstate
		Billing Service, 	Decatur,
		Inc.			Alabama		    30,521	Pooling

November
1995		Branch Office of
		Prudential 		Cartersville,
		Savings Bank		Georgia		    59,933	Purchase

January		Metro Financial		Atlanta,
1996		Corporation		Georgia		   210,487	Purchase

February	Enterprise
1996		National Bank of 	Atlanta,
		Atlanta			Georgia		    54,263	Purchase

March		First National		Gainesville,
1996		Bancorp			Georgia		 3,198,634	Pooling

Loans have increased 4% since a year ago. Loans added from the three purchase acquisitions, combined with the Fidelity and IBS transactions, partially offset by the securitization of $396 million of single-family residential mortgage loans, accounted for a 1% increase in loans. The remaining 3% increase was attributable to internal growth, primarily in commercial and real estate construction loans. Since year-end, total loans have increased 3%, due to $182 million in loans added by acquisitions and $140 million in internal growth. The average yield on loans during the first three months of 1996 was 8.96%, compared to 8.79% during the same period in 1995. This increase was primarily the result of higher average base lending rates.

Non-performing assets were as follows (in thousands):

			March 31,	Dec. 31,	March 31,
			  1996		  1995		  1995
Non-accruing loans	$ 57,162	$ 54,132	$ 56,216
Loans past due 90
 days or more		  10,860  	  10,238	   6,447
Renegotiated loans	   4,081	   4,235	   3,179
Other real estate	  11,126	  10,137	  21,283

 Total			$ 83,229	$ 78,742	$ 87,125

Non-performing assets
  as a percentage of
  loans and other real
  estate		   .70%		     .68%	     .76%

Non-accruing loans have remained relatively constant since March of last year. At March 31, 1996, real estate loans comprised $28.2 million of total non-accruing loans, with commercial loans accounting for $16.5 million and installment loans $12.5 million. Other real estate increased $989,000 since year-end, but decreased $10.2 million since March 1995, due primarily to the disposition of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

		         		March 31,	March 31,
					  1996		  1995
Balance at beginning of year		$159,487	$143,464
Net loans charged-off (recovered):
	Commercial			  (1,277)	    (465)
	Real estate			    (135)	     253
	Installment			   3,081	   1,111

	Total				   1,669	     899

Allowance of acquired banks		   2,374	   5,007

Provision charged to expense		   6,874	   5,050

Balance at end of period		$167,066	$152,622

Net loan losses in the first three months of 1996 were 0.06% of loans (annualized), compared to 0.03% of loans (annualized) in the first three months of 1995. Higher installment charge-offs in the first three months of 1996, partially offset by recoveries of prior period real estate and commercial loans charge-offs, resulted in slightly higher net loan losses in 1996. At March 31, 1996, the allowance for loan losses stood at 1.41% of loans, compared to 1.34% a year ago and 1.38% at year-end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 232% and 201%, respectively, at March 31, 1996, compared to 232% and 175%, respectively, at March 31, 1995.

The allowance for loan losses is maintained at a level deemed ade-quate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 1996, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in any of the above factors or other factors could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have increased 25% since a year ago and 7% since year end, as a result of securities added by acquisitions and the securitization of $396 million of single-family residential mortgage loans, which were added to the available for sale portfolio in the third and fourth quarters of 1995.

Mortgage loans held for sale increased $94.7 million since March
31, 1995, and $46.5 million since year end, as a result of higher levels of residential mortgage loan production at Regions' mortgage banking subsidiary during the first three months of 1996, compared to the same time periods in 1995.

Interest-bearing deposits in other banks at March 31, 1996 totaled $86.9 million, an increase of $45.6 million over a year ago and $30.4 over year end. These increases resulted primarily from interest-bearing deposits added by recent acquisitions.

Net federal funds purchased and security repurchase agreements totaled $993.4 million at March 31, 1996, $965.6 million at year end and $723.2 million at March 31, 1995. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first three months of 1996, net funds purchased averaged $929.0 million, compared to $715.3 million in the first three months of 1995, indicating more reliance on purchased funds to support earning assets in the first quarter of 1996 than in the same period last year.

Premises and equipment have increased $4.9 million since year end and $9.8 million since March 31, 1995. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since March 1995.

Other assets have increased $49.7 million since year end and $16.8 million since the first quarter of last year, due primarily to increased excess purchase price resulting from acquisitions and increased mortgage servicing rights added by purchases of several mortgage servicing portfolios.

Total deposits have increased 8% since March of last year. The deposits acquired in connection with acquisitions resulted in a 5% increase, with the remaining 3% increase attributable to internal growth. The internal growth resulted primarily from increases in certificates of deposit and time open accounts. Since year-end, total deposits have increased 3%, after adjusting for the deposits acquired in connection with acquisitions during the first quarter of 1996.

Long-term borrowings have decreased $130.5 million since year end and $105.1 million since March 31, 1995. During the second quarter of 1995, Regions issued $100 million in senior bank notes, of which $75 million was outstanding at March 31, 1996. This increase in long-term borrowings was more than offset by payments and maturities of Federal Home Loan Bank advances and other notes payable.

Regions currently has a shelf-registration statement outstanding pursuant to which it may offer up to $200 million of its unsecured, subordinated notes, debentures, bonds or other evidences of indebtedness. The amounts, dates and terms of any offering will be determined at a later date. Any offering will be made only by means of a prospectus.

Regions is becoming more concerned about the general trend in litigation in Alabama state courts involving large damage awards against financial service company defendants. Regions directly or through its subsidiaries is party to approximately 95 cases in Alabama in the ordinary course of business, some of which seek class action treatment or punitive damages. The damage exposure in Alabama in any case and in the aggregate is difficult to estimate because the jury has broad discretion as to the amount of damages awarded.

Notwithstanding these concerns, Regions believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Regions' consolidated financial position.

Stockholders' equity was $1.5 billion at March 31, 1996, an in-crease of 9% over last year and an increase of 4% since year end. These increases resulted primarily from internally generated capi-tal and equity added in connection with acquisitions since March 1995. The unrealized gain on securities available for sale (net of taxes) totaled $3.8 million at March 31, 1996, and compared to $16.2 million at year end. Regions' ratio of equity to total assets was 8.46% at March 31, 1996, compared to 8.39% a year ago and 8.48% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At March 31, 1996, the loan to deposit ratio was 83.65%, compared to 86.98% a year ago and 85.51% at year-end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first three months of 1996 increased $11.4 million or 7%, compared to the same period in 1995. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.22% in the first three months of 1996, compared to 4.31% in the same period in 1995. This ratio declined due primarily to changes in the product mix, both in interest-earning assets and interest-bearing liabilities.

Total non-interest income increased $11.8 million or 27% over the first three months of 1995. Trust department income increased $535,000 or 8% on a year-to-year comparison. This resulted from growth in trust assets, due to acquisitions and internal growth, and increases in personal, corporate, and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts due to acquisitions and internal growth, resulted in service charges on deposit accounts increasing $3.1 million or 18% in the first three months of 1996, compared to the same period in 1995. Mortgage servicing and origination fees increased $2.7 million or 27% in the first three months of 1996 compared to the same period in 1995. Mortgage origination fees were up significantly due to increased volume of new loan production in the first quarter of 1996. Mortgage servicing fees increased 14% on a year-to-year comparison. The mortgage company's servicing portfolio totaled $11.5 billion at March 31, 1996. Other non-interest income increased $5.3 million or 53% in the first three months of 1996, over the comparable year ago period primarily due to increased automated teller machine fees, increased trading account income and a $2.5 million benefit resulting from the capitalization of originated mortgage servicing rights upon adoption of Statement 122 (See Note D to the consolidated financial statements).

Total non-interest expense increased $18.8 million or 16% in the first three months of 1996, compared to the same period in 1995. Excluding the non-recurring merger expenses in 1996, total non-interest expense was up $10.0 million or 9%. Salaries and employee benefits were up 12% in the first three months of 1996, due to an increase in the number of employees because of acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 12% in the first three months of 1996 over the same period in 1995, primarily because of additional expenses associated with branch offices and equipment added by the 1995 and 1996 acquisitions. A non-recurring pre-tax merger charge of $8.8 million was taken in the first quarter of 1996 related to the merger of FNB with Regions. This charge consisted primarily of investment banking and other professional fees, severance costs, data processing contract buyouts and obsolete equipment write-downs. Other non-interest expense increased $1.1 million or 3% in the first three months of 1996, primarily because of increases in excess purchase price amortization and professional fees and increased losses from the sale or holding of residential mortgages originated by the mortgage company, partially offset by lower FDIC premiums related to the lower assessment rates on Bank Insurance Fund insured deposits and lower advertising cost in 1996. Other non-interest expense in the first quarter of 1995 was reduced because of a $1.8 million recovery on a lawsuit settlement.

Income tax expense decreased $28,000 over the first three months of 1995, due to lower taxable income for state purposes, partially offset by an increase in federal taxable income, and an increase in taxable income as a percentage of total income.

Net income for the first quarter was $52.8 million--up 5% over the first quarter of last year. Annualized return on stockholders' equity declined to 14.51%, compared to 15.38% in the first three months of last year. Annualized return on assets also declined to 1.24% in the first three months of 1996, compared to 1.28% for the same period in 1995. Excluding the non-recurring merger expenses in the first quarter of 1996, net income was $58.3 million--up 16% over the first quarter of last year. Annualized return on stockholders' equity and return on assets were 16.01% and 1.37%, respectively, in the first quarter of 1996, excluding the non-recurring merger expenses.

Part II.	Other Information


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27) Financial Data Schedule (SEC use only)

		(b)	Reports on Form 8-K:

			One report and an amendment thereto, on Form 8-K, were filed during the first quarter of 1996. The report on Form 8-K was dated March 1, 1996, and was filed on March 16, 1996, and Amendment #1 also was dated March 1, 1996, and filed March 28, 1996.

			The report, filed March 15, 1996, was filed under
			item 2, and relates to consummation of the merger of First National Bancorp with and into Regions.

			Amendment #1, filed March 28, 1996, was filed under items 2 and 7, and includes financial statements and notes of First National Bancorp.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  May 15, 1996		 /s/ Robert P. Houston
				     Robert P. Houston
				Executive Vice President and
					  Comptroller
				(Chief Accounting Officer and
				  Duly Authorized Officer)