Form 10-Q
period 1996-06-30
REGIONS FINANCIAL CORP
filed 1996-08-14
CIK 36032

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C.  20549

                   FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1996   	COMMISSION FILE NUMBER
					     0-6159


	         REGIONS FINANCIAL CORPORATION
    (Exact name of registrant as specified in its charter)



	DELAWARE				63-0589368
  (State or other jurisdiction of	     (I.R.S. Employer
 incorporation or organization) 	    Identification No.)



  417 North 20th Street, Birmingham, Alabama		35202
  (Address of principal executive offices)	     (Zip Code)


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

Common Stock, $.625 Par Value-60,880,449 shares outstanding as of July 31, 1996

	REGIONS FINANCIAL CORPORATION

	INDEX



				Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		June 30, 1996, December 31, 1995
			and June 30, 1995				   2


		Consolidated Statement of Income -
		Three months ended June 30, 1996 and
		June 30, 1995 and Six months ended
			June 30, 1996 and June 30, 1995  		   3


		Consolidated Statement of Cash Flows -
		Six months ended June 30, 1996 and
			June 30, 1995					   4


		Notes to Consolidated Financial Statements -
			June 30, 1996					   5




	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations		   8



	PART II.	OTHER INFORMATION


	Item 6.	Exhibits and Reports on Form 8-K			  15



	SIGNATURES							  16

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

					  June 30	December 31	 June 30
					    1996	   1995		   1995
ASSETS
Cash and due from banks			$   677,250	$   587,161	$   646,270
Interest-bearing deposits in other
	 banks				     60,337	     56,477	    126,542
Investment securities			  2,103,436	  1,589,106	  2,187,067
Securities available for sale		  1,864,209	  2,274,675	  1,253,046
Trading account assets			     11,691	     28,870	      3,505
Mortgage loans held for sale		    183,402	    117,087	    132,500
Federal funds sold and securities
 purchased under agreement to resell	     66,637	     66,339	     47,410
Loans					 12,389,999	 11,569,551	 11,646,728
Unearned income				    (18,032)	    (27,240)	    (22,837)
 Loans, net of unearned income		 12,371,967	 11,542,311	 11,623,891
Allowance for loan losses		   (171,436)	   (159,487)	   (155,352)
 Net Loans				 12,200,531	 11,382,824	 11,468,539
Premises and equipment			    263,427	    254,992	    251,931
Interest receivable			    135,404	    120,950	     96,938
Due from customers on acceptances	     16,400	     51,286	     37,769
Other assets				    337,884	    322,007	    354,988
					$17,920,608	$16,851,774	$16,606,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
	Non-interest-bearing		$ 1,968,463	$ 1,864,970	$ 1,843,695
	Interest-bearing		 12,646,253	 11,632,642	 11,513,040
		Total Deposits		 14,614,716	 13,497,612	 13,356,735
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase			  1,247,127      1,031,957	    921,144
  Commercial paper			     21,700         21,100        43,100
  Other short-term borrowings		      6,752         15,540	     13,546
 Total Short-term Borrowings		  1,275,579      1,068,597	    977,790
  Long-term borrowings			    457,189        632,019	    691,409
Total Borrowed Funds			  1,732,768      1,700,616     1,669,199
Bank acceptances outstanding		     16,400	     51,286	     37,769
Other liabilities			    113,941	    173,007	    159,162
   Total Liabilities			 16,477,825	 15,422,521	 15,222,865
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 120,000,000 shares
  Issued, including treasury stock -
  62,676,642; 61,733,185; and
  63,049,836 shares, respectively	     39,173	     38,583	     39,406
 Surplus				    518,512	    505,350	    514,082
 Undivided profits			    976,709	    895,755	    836,822
 Treasury stock, at cost - 1,800,000;
  614,000; and 1,474,579 shares,
  respectively				    (84,622)	    (25,085)	    (12,441)
 Unearned restricted stock		     (3,146)  	     (1,582)	    ( 2,069)
 Unrealized gain(loss) on securities
  available for sale, net of taxes	     (3,843)	     16,232	      7,840
Total Stockholders' Equity		  1,442,783      1,429,253	  1,383,640
					$17,920,608	$16,851,774	$16,606,505


See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					   Three Months Ended		  Six Months Ended
						June 30				June 30
					   1996		   1995		1996		1995
Interest Income:
 Interest and fees on loans		$273,798	$254,970	$532,818	$496,458
 Interest on securities:
  Taxable interest income		  61,602	  48,087	 120,663	  95,548
  Tax-exempt interest income		   5,021	   6,148	  10,937 	  12,354
   Total Interest on Securities		  66,623	  54,235	 131,600	 107,902
 Interest on mortgage loans held for sale  5,418	   2,014	   7,769	   3,934
 Income on federal funds sold
  and securities purchased under
  agreement to resell			     496	   2,251	   1,840	   4,285
 Interest on time deposits in other banks  2,338	     610	   3,464	   1,367
 Interest on trading account assets	     233	      61	     420	     140
	Total Interest Income		 348,906	 314,141	 677,911	 614,086
Interest Expense:
 Interest on deposits			 145,395	 134,735	 285,428	 259,005
 Interest on short-term borrowings	  15,893	  13,004	  31,153	  26,140
 Interest on long-term borrowings	   7,857	  11,348	  17,683	  21,357
	Total Interest Expense		 169,145	 159,087	 334,264	 306,502
	Net Interest Income		 179,761	 155,054	 343,647	 307,584
Provision for loan losses		   7,442	   5,811	  14,316	  10,861
 Net Interest Income After Provision
	  for Loan Losses		 172,319	 149,243	 329,331	 296,723

Non-Interest Income:
 Trust department income		   7,017	   6,583	  14,157	  13,188
 Service charges on deposit accounts	  20,883	  17,378	  41,253	  34,654
 Mortgage servicing and origination fees  13,539	  11,018	  26,225	  21,020
 Securities gains (losses)		      23	     214	     154	     221
 Other					  10,780	  10,696	  26,135	  20,725
  Total Non-Interest Income		  52,242	  45,889	 107,924	  89,808


Non-Interest Expense:
Salaries and employee benefits		  69,505	  64,146	 139,279	 126,696
Net occupancy expense			   7,804	   7,008	  15,471	  13,946
Furniture and equipment expense		   8,787 	   7,629	  17,040 	  14,964
Merger expenses				       0	       0	   8,785	       0
Other					  44,503	  41,646	  85,032	  81,052
  Total Non-Interest Expense		 130,599	 120,429	 265,607	 236,658
Income Before Income Taxes		  93,962	  74,703	 171,648	 149,873
Applicable income taxes			  32,450	  24,802	  57,342	  49,722

Net Income				$ 61,512	$ 49,901	$114,306	$100,151

Average number of shares outstanding	  62,197	  61,772	  62,091	  61,839
Per share:
	Net income			   $0.99	   $0.81	   $1.84	   $1.62
	Cash dividends declared	    	   $0.35	   $0.33	   $0.70	   $0.66



See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						  Six Months Ended
							June 30
						   1996		   1995

Operating Activities:
Net income					$  114,306	$  100,151
 Adjustments to reconcile net cash provided
   by operating activities:
  Depreciation and amortization of premises and
   equipment					    13,430	     9,178
  Provision for loan losses			    14,316	    10,861
  Net (accretion) amortization of securities	      (747)	       (83)
  Amortization of loans and other assets	    11,196	     9,937
  Amortization of deposits and borrowings	      (822)	    (3,360)
  Provision for losses on other real estate	       219	       495
  Deferred income taxes				    (6,273)	    (4,653)
  (Gain) on sale of premises and equipment	      (532)	      (130)
  Realized security (gains) 	 		       154	      (221)
  Decrease in trading account assets	    	    17,179	    21,348
  (Increase) in mortgages held for sale		   (66,315)	   (14,510)
  (Increase) in interest receivable    		   (14,454)	    (3,744)
  (Increase) in other assets			   (28,179)	   (29,810)
  (Decrease) increase in other liabilities 	   (44,752)	    21,951
  Stock issued to employees			     5,723	       375
  Other						     1,382	    (2,954)
 Net Cash Provided By Operating Activities	    15,831	   114,831

Investing Activities:
 Net (increase) in loans			  (831,136)	  (379,417)
 Proceeds from sale of securities	       	     7,560	    35,027
 Proceeds from maturity of investment securities    341,700	   209,537
 Proceeds from maturity of securities available
  for sale					   240,383	   230,831
 Purchase of investment securities 	 	  (392,732)	  (275,896)
 Purchase of securities available for sale	  (325,916)	  (206,294)
 Net (increase) in interest-bearing deposits
  in other banks				    (3,860)	   (13,527)
 Proceeds from sale of premises and equipment	     2,173	       579
 Purchase of premises and equipment		   (23,506)	   (23,224)
 Net decrease in customers' acceptance liability    34,886	    72,751
 Net cash and other received in acquisitions	    42,667	    23,909
Net Cash (Used) By Investing Activities		  (907,781)	  (325,724)

Financing Activities:
 Net increase in deposits			 1,117,104	   387,827
 Net increase in short-term borrowings		   206,982	  (143,681)
 Proceeds from long-term borrowings		     2,717	   135,972
 Payments on long-term borrowings		  (176,725)	   (50,947)
 Net (decrease) in bank acceptance liability	   (34,886)	   (72,751)
 Cash dividends					   (43,567)	   (38,696)
 Purchase of treasury stock for acquisitions	   (91,932)	   (36,797)
 Proceeds from exercise of stock options	     2,644	       997
 Net Cash Provided By Financing Activities	   982,337	   181,924
  Increase (Decrease) In Cash And Cash Equivalents  90,387	   (28,969)
  Cash and Cash Equivalents, Beginning of Period   653,500	   722,649

Cash And Cash Equivalents, End of Period	$  743,887 	$  693,680

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1996



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

NOTE B -- Completed Acquisition

On April 1, 1996, Regions issued 388,677 shares of common stock in exchange for all the outstanding common stock of First Federal Bank of Northwest Georgia, Federal Savings Bank. The First Federal transaction, accounted for as a pooling of interests, added $94 million in assets.

NOTE C - Pending Acquisitions at June 30, 1996

Regions' pending acquisitions are summarized in the following table. The First Gwinnett, Delta, American, Rockdale and Florida First transactions will be accounted for as purchases. The Allied and West Carroll transactions are expected to be accounted for as poolings of interests. The Florida First, Allied and West Carroll transactions are subject to applicable shareholder and regulatory approvals.


									Expected
									Number of
									Shares of
			Approximate					Regions to
			Asset Size	Type of		Exchange	be issued
Institution		(in millions)	Consideration	Ratio		(in 000's)

First
Gwinnett
Bancshares,
Inc. of 				Regions
Norcross, 				Common
Georgia			$ 68		Stock		 1.1336		 331

Delta Bank &
Trust
Company, of 				Regions
Belle Chasse, 				Common
Louisiana(1)		 197		Stock		2.2568		 845

American
Bancshares of
Houma, Inc., 				Regions
of Houma, 				Common
Louisiana		 89		Stock		1.66		 381


Rockdale
Community
Bank of 				Regions
Conyers, 				Common
Georgia			 48		Stock		0.515116	 270

Florida First
Bancorp,
Inc., of
Panama City,
Florida			304		Cash		N/A		N/A

Allied
Bankshares,
Inc., of 				Regions
Thomson, 				Common
Georgia			562		Stock		0.226		2,852

West Carroll
Bancshares,
Inc., of Oak 				Regions
Grove, 					Common
Louisiana		121		Stock		4.0		  608

(1) - Transaction consummated on August 8, 1996.

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

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities' (Statement 125). Statement 125 provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities which will effect the rules for determining whether a transfer represents a sale and, if so, the calculation of the gain or loss resulting from the sale. Statement 125 supersedes FASB Statement No. 76 and 77, and is effective for transfers of assets after December 31, 1996. Management has not determined the impact Statement 125 will have on the financial condition of Regions.

NOTE E - Saving Association Insurance Fund (SAIF) Assessment

Congress is considering several proposals that will attempt to recapitalize the SAIF Fund. However, given the legislative uncertainty, it cannot be predicted which proposal, if any, will be enacted and what impact such proposal might have on Regions. A significant increase in SAIF insurance premiums or a significant one-time assessment to recapitalize the SAIF Fund could have a potentially adverse effect on the operating expenses and results of operations of Regions.

Management's Discussion and Analysis
of Financial Condition and Results of Operations


Regions' total assets at June 30, 1996, were $17.9 billion--an increase of 8% over a year earlier. This increase was due to growth in almost all categories of assets, particularly securities, due to acquisition activity and internal growth.
Since year-end 1995, total assets have increased 6%.

Comparisons with the prior year are significantly affected by three acquisitions shown below, which were accounted for as purchases, and by the First Federal Bank of Northwest Georgia (First Federal) acquisition, which was accounted for as a pooling of interests. Prior year financial information has not been restated to give effect to the First Federal transaction since the effect is not material, but has been restated to reflect the First National Bancorp transaction. Relevant 1995 and 1996 acquisitions are summarized as follows:

Date 					Headquarters	Total Assets	Accounting
Acquired	Company Acquired	Location	(in thousands)	Treatment

July 1995	Interstate
		Billing Service, 	Decatur,
		Inc.			Alabama		   $30,521	Pooling

November	Branch Office of
1995		Prudential 		Cartersville,
		Savings Bank		Georgia		    59,933	Purchase

January 	Metro Financial		Atlanta,
1996		Corporation		Georgia		   210,487	Purchase

February 	Enterprise
1996		National Bank of 	Atlanta,
		Atlanta			Georgia		    54,263	Purchase

March 		First National		Gainesville,
1996		Bancorp			Georgia		 3,198,634	Pooling

April 		First Federal
1996		Bank of
		Northwest,
		Georgia, Federal 	Cedartown,
		Savings Bank		Georgia		    93,584	Pooling

Loans have increased 6% since a year ago. Loans added as a result of the three purchase acquisitions and the First Federal transaction, were offset by the securitization, in the second half of 1995, of $396 million of single-family residential mortgage loans, resulting in a 1% decrease in loans. Internal growth accounted for a 7% increase in loans, which occurred primarily in commercial and real estate loans. Since year end, total loans have increased 7%, due to $246 million in loans added by acquisitions and $584 million in internal growth. The average yield on loans during the first half of 1996 was 9.01%, compared to 8.86% during the same period in 1995. This increase was pri-marily the result of higher average base lending rates.

Non-performing assets were as follows (in thousands):

			June 30,	Dec. 31,	June 30,
			  1996		  1995		  1995
Non-accruing loans	$ 49,533	$ 54,132	$ 57,933
Loans past due 90
 days or more		  18,326  	  10,238	   6,632
Renegotiated loans	   6,152	   4,235	   3,508
Other real estate	   9,810	  10,137	  16,377

 Total			$ 83,821	$ 78,742	$ 84,450

Non-performing assets
 as a percentage of
 loans and other real
 estate			   .68%		   .68%		    .73%

Non-accruing loans have decreased 14% since June of last year due to payoffs, paydowns and the return of certain loans to accrual status. At June 30, 1996, real estate loans comprised $27.5 million of total non-accruing loans, with commercial loans accounting for $10.0 million and installment loans $12.0 million. Other real estate decreased $327,000 since year end, and decreased $6.6 million since June 1995, due primarily to the disposition of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

					June 30,	June 30,
					  1996		  1995
Balance at beginning of year		$159,487	$143,464
Net loans charged-off (recovered):
	Commercial			  (1,552)	      94
	Real estate			    (209)	   1,059
	Installment			   6,966	   2,827

		Total			   5,205	   3,980

Allowance of acquired banks		   2,838	   5,007

Provision charged to expense		  14,316	  10,861

Balance at end of period		$171,436	$155,352

Net loan losses in the first six months of 1996 were 0.09% of loans (annualized), compared to 0.07% of loans (annualized) in the first six months of 1995. Higher installment charge-offs in the first six months of 1996, partially offset by recoveries of prior period real estate and commercial loans charge-offs, resulted in slightly higher net loan losses in 1996. At June 30, 1996, the allowance for loan losses stood at 1.39% of loans, compared to 1.34% a year ago and 1.38% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 232% and 205%, respectively, at June 30, 1996, compared to 228% and 184%, respectively, at June 30, 1995.

The allowance for loan losses is maintained at a level deemed ade-quate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 1996, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in any of the above factors or other factors could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have increased 15% since a year ago and 3% since year end, as a result of securities added by acquisitions and the securitization of $396 million of single-family residential mortgage loans, which were added to the available for sale portfolio in the third and fourth quarters of 1995.

Mortgage loans held for sale increased $50.9 million since June
30, 1995, and $66.3 million since year end, as a result of higher levels of residential mortgage loan production at Regions' mortgage banking subsidiary during the first six months of 1996, compared to the same time period in 1995.

Interest-bearing deposits in other banks at June 30, 1996 totaled
$60.3 million, a decrease of $66.2 million over a year ago but an increase of $3.9 million over year end. The decrease resulted primarily from placing funds in alternative investments.

Net federal funds purchased and security repurchase agreements totaled $1.2 billion at June 30, 1996, $965.6 million at year end and $873.7 million at June 30, 1995. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first six months of 1996, net funds purchased averaged $1.0 billion, compared to $689.3 million in the first six months of 1995, indicating more reliance on purchased funds to support earning assets in the first half of 1996 than in the same period last year.

Premises and equipment have increased $8.4 million since year end and $11.5 million since June 30, 1995. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since June 1995.

Other assets have increased $15.9 million since year end due primarily to increased excess purchase price. Other assets have decreased $17.1 million since the second quarter of last year, due primarily to decreased prepaids and mortgage servicing rights, partially offset by an increase in excess purchase price resulting from acquisitions.

Total deposits have increased 9% since June of last year. The deposits acquired in connection with acquisitions resulted in a 3% increase, with the remaining 6% increase attributable to internal growth. The internal growth resulted primarily from increases in certificates of deposit and money market accounts. Since year end, total deposits have increased 6%, after adjusting for the deposits acquired in connection with acquisitions during the first half of 1996.

Long-term borrowings have decreased $174.8 million since year end and $234.2 million since June 30, 1995. These decreases resulted from payments and maturities of Federal Home Loan Bank advances, Senior Bank notes and other notes payable.

Regions currently has a shelf-registration statement outstanding pursuant to which it may offer up to $200 million of its unsecured, subordinated notes, debentures, bonds or other evidences of indebtedness. The amounts, dates and terms of any offering will be determined at a later date. Any offering will be made only by means of a prospectus.

Regions is concerned about the general trend in litigation in Alabama state courts involving large damage awards against financial service company defendants. Regions directly or through its subsidiaries is party to approximately 78 cases in Alabama in the ordinary course of business, some of which seek class action treatment or punitive damages. The damage exposure in Alabama in any case and in the aggregate is difficult to estimate because the jury has broad discretion as to the amount of damages awarded. The United States Supreme Court recently overturned an Alabama case, holding that the punitive damage award was so grossly excessive as to violate due process. Subsequently the Court has returned several cases to the Alabama courts for reconsideration in light of its ruling.

Notwithstanding these concerns, Regions believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Regions' consolidated financial position.


Stockholders' equity was $1.4 billion at June 30, 1996, an in-crease of 4% over last year and an increase of 1% since year end. These increases resulted primarily from internally generated capi-tal and equity added in connection with acquisitions since June 1995, partially offset by the purchase of $84.6 million of treasury stock to be reissued in connection with pending acquisitions that will be accounted for as purchases. The unrealized loss on securities available for sale (net of taxes) totaled $3.8 million at June 30, 1996, compared to an unrealized gain of $16.2 million at year end. Regions' ratio of equity to total assets was 8.05% at June 30, 1996, compared to 8.33% a year ago and 8.48% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At June 30, 1996, the loan to deposit ratio was 84.65%, compared to 87.03% a year ago and 85.51% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first half of 1996 increased $36.1 million or 12%, compared to the same period in 1995. The increased net interest income resulted from a higher level of earning assets and slightly higher spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.31% in the first half of 1996, compared to 4.27% in the same period in 1995. For the second quarter of 1996, net interest income increased $24.7 or 16%, over the second quarter of 1995, due to increased earning assets and higher spreads on those assets.

Total non-interest income increased $18.1 million or 20% over the first half of 1995 and $6.4 million or 14% over the second quarter of 1995. Trust department income increased $969,000 or 7% on a year-to-year comparison and $434,000 or 7% on a quarterly comparison. This resulted from growth in trust assets, due to acquisitions and internal growth, and increases in personal, corporate, and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts due to acquisitions and internal growth, resulted in service charges on deposit accounts increasing $6.6 million or 19% in the first half of 1996, compared to the same period in 1995 and $3.5 million or 20% over the second quarter of 1995. Mortgage servicing and origination fees increased $5.2 million or 25% in the first half of 1996 compared to the same period in 1995 and $2.5 million or 23% over the second quarter of 1995. Mortgage origination fees were up significantly due to increased volume of new loan production in the first half of 1996. Mortgage servicing fees increased 16% on a year-to-year comparison. The mortgage company's servicing portfolio totaled $11.9 billion at June 30, 1996. Other non-interest income increased $5.4 million or 26% in the first half of 1996, over the comparable year ago period primarily due to increased automated teller machine fees, increased trading account income and a $4.2 million benefit resulting from the capitalization of originated mortgage servicing rights upon adoption of Statement 122 (See Note D to the consolidated financial statements).

Total non-interest expense increased $28.9 million or 12% in the first half of 1996, compared to the same period in 1995 and $10.2 million or 8% in the second quarter of 1996 compared to the same period in 1995. Excluding the non-recurring merger expenses in the first quarter of 1996, total non-interest expense was up $20.2 million or 9%. Salaries and employee benefits were up 10% in the first half of 1996 compared to the same period in 1995 and 8% in the second quarter compared to the comparable 1995 period, due to an increase in the number of employees because of acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 13% in the first half of 1996 and in the second quarter of 1996 over the same periods in 1995, primarily because of additional expenses associated with branch offices and equipment added by the 1995 and 1996 acquisitions. A non-recurring pre-tax merger charge of $8.8 million was taken in the first quarter of 1996 related to the merger of First National Bancorp with Regions. This charge consisted primarily of investment banking and other professional fees, severance costs, data processing contract buyouts and obsolete equipment write-downs. Other non-interest expense increased $4.0 million or 5% in the first half of 1996 and $2.9 million in the second quarter of 1996 over comparable 1995 periods, primarily because of increases in excess purchase price amortization and professional fees and increased losses from the sale or holding of residential mortgages originated by the mortgage company, partially offset by lower FDIC premiums related to the lower assessment rates on Bank Insurance Fund insured deposits in 1996. Other non-interest expense in the first half of 1995 was reduced because of a $1.8 million recovery on a lawsuit settlement.

Income tax expense increased $7.6 million (15%) over the first half of 1995 and $7.6 million (31%) over the second quarter of 1995, due to an increase in federal taxable income, and an increase in taxable income as a percentage of total income, partially offset by lower taxable income for state purposes in the first half of 1996.

Net income for the second quarter was $61.5 million--up 23% over the second quarter of last year. Year-to-date net income totaled $114.3 million or $1.84 per share, an increase of 14% on a per share basis compared to the first half of 1995. Annualized return on stockholders' equity increased to 15.53%, compared to 15.00% in the first half of last year. Annualized return on assets also increased to 1.32% in the first six months of 1996, compared to 1.25% for the same period in 1995. Excluding the non-recurring merger expenses in the first half of 1996, net income was $119.8 million--up 20% over the first half of last year. Annualized return on stockholders' equity and return on assets were 16.27% and 1.38%, respectively, in the first half of 1996, excluding the non-recurring merger expenses.

Part II.	Other Information


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27) Financial Data Schedule (SEC use only)

		(b)	Reports on Form 8-K:

		Two reports, on Form 8-K, were filed during the second quarter of 1996. The reports, on Form 8-K, were dated June 4, 1996, and June 26, 1996.

		The report, filed June 4, 1996, was filed under items 5 and 7, and included Management's Discussion and Analysis of Financial Condition and Results of Operations of Regions for the three years ended December 31, 1995, giving effect to the March 1, 1996, combination of First National Bancorp with Regions, accounted for as a pooling of interests.

		The report, filed June 26, 1996, was filed under items 5 and 7, and included an unaudited pro forma combined condensed statement of condition as of March 31, 1996, and unaudited pro forma combined condensed statements of income dated March 31, 1996, and December 31, 1995, 1994 and 1993, reflecting Regions' pending acquisitions.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  August 13, 1996			 /s/ Robert P. Houston
					     Robert P. Houston
					Executive Vice President and
						  Comptroller
					(Chief Accounting Officer and
					  Duly Authorized Officer)