Form 10-Q
period 1996-09-30
REGIONS FINANCIAL CORP
filed 1996-11-14
CIK 36032

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C.  20549

                   FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1996   COMMISSION FILE NUMBER
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

Common Stock, $.625 Par Value-62,581,354 shares outstanding as of October 31, 1996

	REGIONS FINANCIAL CORPORATION

	INDEX



				Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		September 30, 1996, December 31, 1995
			and September 30, 1995				 2


		Consolidated Statement of Income -
		Three months ended September 30, 1996 and
		September 30, 1995 and Nine months ended
			September 30, 1996 and September 30, 1995  	 3


		Consolidated Statement of Cash Flows -
		Nine months ended September 30, 1996 and
			September 30, 1995				 4


		Notes to Consolidated Financial Statements -
			September 30, 1996				 5




	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations		 8



	PART II.	OTHER INFORMATION


	Item 6.	Exhibits and Reports on Form 8-K			15



	SIGNATURES					 		16

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

					  September 30	December 31	 September 30
					      1996	   1995		     1995
ASSETS
Cash and due from banks			$   791,284	$   587,161	$   734,402
Interest-bearing deposits in other
	 banks				     46,187	     56,477	     25,630
Investment securities			  2,125,025	  1,589,106	  2,298,203
Securities available for sale		  1,880,650	  2,274,675	  1,550,415
Trading account assets			     14,693	     28,870	     17,942
Mortgage loans held for sale		    126,862	    117,087	     98,046
Federal funds sold and securities
 purchased under agreement to resell	     78,085	     66,339	     93,291
Loans					 13,056,662	 11,569,551	 11,588,273
Unearned income				    (24,424)	    (27,240)	    (20,946)
   Loans, net of unearned income	 13,032,238	 11,542,311	 11,567,327
Allowance for loan losses		   (178,435)	   (159,487)	   (157,442)
   Net Loans				 12,853,803	 11,382,824	 11,409,885
Premises and equipment			    273,278	    254,992	    255,263
Interest receivable			    139,110	    120,950	    101,923
Due from customers on acceptances	     11,662	     51,286	     15,561
Other assets				    390,785	    322,007	    359,224
					$18,731,424	$16,851,774	$16,959,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
	Non-interest-bearing		$ 2,111,852	$ 1,864,970	$ 1,797,216
	Interest-bearing		 13,075,098	 11,632,642	 11,532,094
		Total Deposits		 15,186,950	 13,497,612	 13,329,310
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
    to repurchase			  1,342,771      1,031,957	  1,300,672
  Commercial paper			     21,200         21,100	     48,100
  Other short-term borrowings		      1,765         15,540	     13,523
 Total Short-term Borrowings		  1,365,736      1,068,597	  1,362,295
 Long-term borrowings			    447,959        632,019	    653,431
	Total Borrowed Funds		  1,813,695      1,700,616	  2,015,726
Bank acceptances outstanding		     11,662	    51,286	     15,561
Other liabilities			    164,377	   173,007	    181,132
	Total Liabilities		 17,176,684	15,422,521	 15,541,729
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 120,000,000 shares
  Issued, including treasury stock -
  62,810,998; 61,733,185; and
  63,128,894 shares, respectively	     39,257	     38,583	     39,456
Surplus					    519,144	    505,350	    515,698
Undivided profits			  1,012,331	    895,755	    871,016
Treasury stock, at cost - 260,000;
  614,000; and 1,474,579 shares,
  respectively				    (12,356)	    (25,085)	    (12,441)
Unearned restricted stock		     (2,854)  	     (1,582)	    ( 1,798)
Unrealized gain(loss) on securities available
  for sale, net of taxes		      (782)	     16,232	      6,125
Total Stockholders' Equity		  1,554,740      1,429,253	  1,418,056
					$18,731,424	$16,851,774	$16,959,785


See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Three Months Ended		  Nine Months Ended
           	                            September 30 		     September 30
			                   1996   	   1995 	   1996  	  1995
Interest Income:
 Interest and fees on loans		$280,853	$256,911	$813,671	$753,372
 Interest on securities:
  Taxable interest income		  58,780	  54,393	 179,443	 149,903
  Tax-exempt interest income		   5,718	   6,441	  16,655 	  18,833
 Total Interest on Securities		  64,498	  60,834	 196,098	 168,736
 Interest on mortgage loans held for sale  4,286	   2,944	  12,055	   6,878
 Income on federal funds sold
  and securities purchased under
  agreement to resell			     314	   1,645	   2,154	   5,930
 Interest on time deposits in other banks    913	     636	   4,377	   2,003
 Interest on trading account assets	     376	     122	     796	     261
	Total Interest Income		 351,240	 323,092       1,029,151	 937,180

Interest Expense:
 Interest on deposits			 149,594	 137,968	 435,022	 396,971
 Interest on short-term borrowings	  17,408	  16,372	  48,561	  42,513
 Interest on long-term borrowings	   7,307	  11,264	  24,990	  32,622
	Total Interest Expense		 174,309	 165,604	 508,573	 472,106
	Net Interest Income		 176,931	 157,488	 520,578	 465,074
Provision for loan losses		   7,418	   6,414	  21,734	  17,275
 Net Interest Income After Provision
	  for Loan Losses		 169,513	 151,074	 498,844	 447,799

Non-Interest Income:
 Trust department income		   6,852	   6,344	  21,009	  19,531
 Service charges on deposit accounts	  22,237	  18,762	  63,490	  53,416
 Mortgage servicing and origination fees  12,496	  13,049	  38,721	  34,069
 Securities gains (losses)		     105	      85	     259	     307
 Other					  13,404	  11,023	  39,539	  31,903
  Total Non-Interest Income		  55,094	  49,263	 163,018	 139,226


Non-Interest Expense:
 Salaries and employee benefits		  68,992	  65,614	 208,271	 192,310
 Net occupancy expense			   8,983	   7,526	  24,454	  21,472
 Furniture and equipment expense	   8,540 	   7,664	  25,580 	  22,627
 SAIF assessment and merger expenses	  21,010	       0	  29,795	       0
 Other					  42,823	  38,118	 127,855	 119,325
Total Non-Interest Expense		 150,348	 118,922	 415,955	 355,734
 Income Before Income Taxes		  74,259	  81,415	 245,907	 231,291
Applicable income taxes			  23,680	  27,616	  81,022	  77,339

		Net Income		$ 50,579	$ 53,799	$164,885	$153,952

Average number of shares outstanding 	  61,760	  61,619	  61,980	  61,765
Per share:
	Net income			   $0.82	   $0.87	   $2.66	   $2.49
	Cash dividends declared	    	   $0.35	   $0.33	   $1.05	   $0.99



See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

							   Nine Months Ended
							      September 30
							   1996		   1995

Operating Activities:
 Net income						$  164,885	$  153,952
  Adjustments to reconcile net cash provided
   by operating activities:
 Depreciation and amortization of premises
     and equipment					    20,502	    19,206
 Provision for loan losses				    21,734	    17,275
 Net (accretion) amortization of securities		    (1,386)	    (5,726)
 Amortization of loans and other assets			    17,140	    16,016
 Amortization of deposits and borrowings		    (1,232)	    (4,867)
 Provision for losses on other real estate		       598	       896
 Deferred income taxes					    (9,298)	    (5,734)
 (Gain) on sale of premises and equipment		      (724)	      (334)
 Realized security losses (gains) 	 		      (259)	      (307)
 Decrease in trading account assets	    		    14,177	     6,911
 (Increase) in mortgages held for sale			    (9,775)	    (5,151)
 (Increase) in interest receivable	    		   (16,112)	   (11,262)
 (Increase) in other assets				   (74,593)	   (21,484)
 Increase in other liabilities			 	     5,572	    36,124
 Stock issued to employees				     5,723	         0
 Other							     1,867	    14,228
Net Cash Provided By Operating Activities		   138,819	   209,743

Investing Activities:
 Net (increase) in loans				(1,000,837)	  (275,253)
 Proceeds from sale of securities		       	   163,704	    64,134
 Proceeds from maturity of investment securities	   421,761	   243,354
 Proceeds from maturity of securities available
  for sale						   348,674	   346,597
 Purchase of investment securities 	 		  (452,286)	  (437,700)
 Purchase of securities available for sale		  (443,808)	  (653,114)
 Net decrease (increase) in interest-bearing
  deposits in other banks				    17,448	      (347)
 Proceeds from sale of premises and equipment		     7,223	     1,804
 Purchase of premises and equipment			   (31,228)	   (34,231)
 Net decrease in customers' acceptance liability	    39,624	    94,959
 Acquisitions net of cash acquired			   133,825	    17,157
Net Cash (Used) By Investing Activities			  (795,900)	  (632,640)

Financing Activities:
 Net increase in deposits				   951,328	   363,460
 Net increase in short-term borrowings			   293,455	   214,424
 Proceeds from long-term borrowings			     8,416	   112,847
 Payments on long-term borrowings			  (191,244)	   (65,391)
 Net (decrease) in bank acceptance liability		   (39,624)	   (94,959)
 Cash dividends						   (65,529)	   (56,305)
 Purchase of treasury stock for acquisitions		   (87,621)	   (36,797)
 Proceeds from exercise of stock options		     3,769	     2,931
Net Cash Provided By Financing Activities		   872,950	   440,210
	Increase In Cash And Cash Equivalents		   215,869	    17,313
Cash and Cash Equivalents, Beginning of Period		   653,500	   810,380

Cash And Cash Equivalents, End of Period		$  869,369 	$  827,693

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1996



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

NOTE B -- Completed Acquisitions

On August 8, 1996, Regions issued 844,991 shares of common stock in exchange for all the outstanding common stock of Delta Bank &
Trust Company. The Delta transaction, accounted for as a purchase, added $191 million in assets.

On August 15, 1996, Regions issued 330,767 shares of common stock in exchange for all the outstanding common stock of First Gwinnett Bancshares Inc. The First Gwinnett transaction, accounted for as a purchase, added $68 million in assets.

Also on August 15, 1996, Regions issued 269,722 shares of common stock in exchange for all the outstanding common stock of Rockdale Community Bank. The Rockdale transaction, accounted for as a purchase, added $47 million in assets.

On September 12, 1996, Regions issued 381,077 shares of common stock in exchange for all the outstanding common stock of American Bancshares of Houma, Inc. The American transaction, accounted for as a purchase, added $89 million in assets.



NOTE C - Pending Acquisitions at September 30, 1996

Regions' pending acquisitions are summarized in the following table. The Florida First and GulfSouth transactions are expected to be accounted for as purchases. The Allied and West Carroll transactions are expected to be accounted for as poolings of interests. The Florida First, Allied, West Carroll and Gulf South transactions are subject to applicable shareholder and regulatory approvals.

								Expected
								Number of
								Shares of
		Approximate					Regions to
		Asset Size	Type of		Exchange	be issued
Institution	(in millions)	Consideration	Ratio		(in 000's)

Florida First
Bancorp,
Inc., of
Panama City,
Florida		$304		Cash		N/A		N/A

Allied
Bankshares,
Inc., of 			Regions
Thomson, 			Common
Georgia		562		Stock		0.226		2,852

West Carroll
Bancshares,
Inc., of Oak 			Regions
Grove, 				Common
Louisiana	121		Stock		4.0		  608

GulfSouth
Bancshares,
Inc., of 			Regions
Gretna, 			Common
Louisiana	54		Stock		.4817		  188



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

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities' (Statement 125). Statement 125 provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities which will effect the rules for determining whether a transfer represents a sale and, if so, the calculation of the gain or loss resulting from the sale. Statement 125 supersedes FASB Statement No. 76 and 77, and is effective for transfers of assets after December 31, 1996. Management has not determined the impact Statement 125 will have on the consolidated financial statements of Regions.

NOTE E - Saving Association Insurance Fund (SAIF) Assessment

On September 30, 1996, legislation authorizing the recapitalization of the SAIF became effective. This legislation required Regions, and all other depository institutions having SAIF-insured deposits, to pay a one-time special assessment of
65.7 basis points on SAIF-insured deposits. Regions' third quarter net income was reduced by a $21.0 million pre-tax charge ($13.1 million or $0.21 per share after tax) for the SAIF assessment.



Management's Discussion and Analysis
of Financial Condition and Results of Operations


Regions' total assets at September 30, 1996, were $18.7 bil-lion--an increase of 10% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans, due to acquisition activity and internal growth. Since year-end 1995, total assets have increased 11%.

Comparisons with the prior year are significantly affected by seven acquisitions shown below, which were accounted for as purchases, and by the First Federal Bank of Northwest Georgia (First Federal) acquisition, which was accounted for as a pooling of interests. Prior year financial information has not been restated to give effect to the First Federal transaction since the effect is not material, but has been restated to reflect the First National Bancorp transaction. Relevant 1995 and 1996 acquisitions are summarized as follows:

Date 					Headquarters	Total Assets	Accounting
Acquired	Company Acquired	Location	(in thousands)	Treatment

November 1995	Branch Office of
		Prudential		Cartersville,
		Savings Bank		Georgia		   $59,933	Purchase

January 1996	Metro Financial 	Atlanta,
		Corporation		Georgia		   210,487	Purchase

February 1996	Enterprise
		National Bank of 	Atlanta,
		Atlanta			Georgia		    54,263	Purchase

March 1996	First National 		Gainesville,
		Bancorp			Georgia		 3,198,634	Pooling

April 1996	First Federal
		Bank of Northwest
		Georgia, Federal 	Cedartown,
		Savings Bank		Georgia		    93,584	Pooling

August 1996	Delta Bank & 		Belle Chasse,
		Trust Company		Louisiana	   190,547	Purchase

August 1996	First Gwinnett 		Norcross,
		Bancshares, Inc.	Georgia		    68,364	Purchase

August 1996	Rockdale 		Conyers,
		Community Bank 		Georgia		    47,457	Purchase

September 1996	American
		Bancshares of 		Houma,
		Houma, Inc. 		Louisiana	    88,743	Purchase

Loans have increased 13% since a year ago. Loans added as a result of the seven purchase acquisitions and the First Federal transaction, were partially offset by the securitization, in the fourth quarter of 1995, of $102 million of single-family residential mortgage loans, resulting in a 4% increase in loans. Internal growth accounted for a 9% increase in loans, which occurred primarily in commercial and real estate loans. Since year end, total loans have increased 13%, due to $476 million in loans added by acquisitions and $1.0 billion in internal growth. The average yield on loans during the first nine months of 1996 was 8.95%, compared to 8.88% during the same period in 1995. This increase primarily resulted from acquisitions and a more favorable product mix.

Non-performing assets were as follows (in thousands):

			Sept. 30,	Dec. 31,	Sept. 30,
			  1996		  1995		  1995

 Non-accruing loans	$ 56,819	$ 54,132	$ 56,742
 Loans past due 90
  days or more		  25,161  	  10,238	   6,583
 Renegotiated loans	   3,643	   4,235	   4,202
 Other real estate	   9,853	  10,137	  14,670

	  Total		$ 95,476	$ 78,742	$ 82,197

Non-performing assets
 as a percentage of
 loans and other real
 estate			   .73%		     .68%	     .71%

Non-accruing loans have been stable since September of last year. At September 30, 1996, real estate loans comprised $36.0 million of total non-accruing loans, with commercial loans accounting for $11.6 million and installment loans $9.2 million. Other real estate decreased $284,000 since year end, and decreased $4.8 million since September 1995, due primarily to the disposition of several parcels of other real estate.


Activity in the allowance for loan losses is summarized as follows
(in thousands):

					      September 30
					  1996		  1995

Balance at beginning of year		$159,487	$143,464
Net loans charged-off (recovered):
  Commercial				  (1,187)	   1,815
  Real estate				  (1,323)	     854
  Installment				  11,432	   5,635
	Total				   8,922	   8,304

Allowance of acquired banks		   6,136	   5,007

Provision charged to expense		  21,734	  17,275

Balance at end of period		$178,435	$157,442

Net loan losses in the first nine months of 1996 and 1995 were 0.10% of loans (annualized). Higher installment charge-offs in the first nine months of 1996, offset by recoveries of prior period real estate and commercial loans charge-offs, resulted in stable net loan losses in 1996. At September 30, 1996, the allowance for loan losses stood at 1.37% of loans, compared to 1.36% a year ago and 1.38% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 208% and 187%, respectively, at September 30, 1996, compared to 233% and 192%, respectively, at September 30, 1995.

The allowance for loan losses is maintained at a level deemed ade-quate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 1996, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in any of the above factors or other factors could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have increased 4% since a year ago and 4% since year end, as a result of securities added by acquisitions and the securitization of $102 million of single-family residential mortgage loans, which were added to the available for sale portfolio in the fourth quarter of 1995.

Mortgage loans held for sale increased $28.8 million since
September 30, 1995, and $9.8 million since year end, as a result of higher levels of residential mortgage loan production at Regions' mortgage banking subsidiary during the first nine months of 1996, compared to the same time period in 1995.

Interest-bearing deposits in other banks at September 30, 1996 totaled $46.2 million, an increase of $20.6 million over a year ago but a decrease of $10.3 million over year end. The decrease resulted primarily from placing funds in alternative investments.

Net federal funds purchased and security repurchase agreements totaled $1.3 billion at September 30, 1996, $965.6 million at year end and $1.2 billion at September 30, 1995. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 1996, net funds purchased averaged $1.1 billion, compared to $765.7 million in the first nine months of 1995, indicating more reliance on purchased funds to support earning assets in the first nine months of 1996 than in the same period last year.

Premises and equipment have increased $18.3 million since year end and $18.0 million since September 30, 1995. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since September 1995.

Other assets have increased $68.8 million since year end and $31.6 million since the third quarter of last year due primarily to increased excess purchase price and mortgage servicing rights, partially offset by a decrease in other real estate and prepaid expenses.

Total deposits have increased 14% since September of last year. The deposits acquired in connection with acquisitions resulted in a 6% increase, with the remaining 8% increase attributable to internal growth. The internal growth resulted primarily from increases in certificates of deposit and money market accounts. Since year end, total deposits have increased 7%, after adjusting for the deposits acquired in connection with acquisitions during the first nine months of 1996.

Long-term borrowings have decreased $184.1 million since year end and $205.5 million since September 30, 1995. These decreases resulted from payments and maturities of Federal Home Loan Bank advances, Senior Bank notes and other notes payable.

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

Stockholders' equity was $1.6 billion at September 30, 1996, an increase of 10% over last year and an increase of 9% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since September 1995. During the third quarter of 1996, $84.6 million of treasury stock was reissued in connection with the four acquisitions accounted for as purchases. The unrealized loss on securities available for sale (net of taxes) totaled $782,000 at September 30, 1996, compared to an unrealized gain of $16.2 million at year end. Regions' ratio of equity to total assets was 8.30% at September 30, 1996, compared to 8.36% a year ago and 8.48% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At September 30, 1996, the loan to deposit ratio was 85.81%, compared to 86.78% a year ago and 85.51% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first nine months of 1996 increased $55.5 million or 12%, compared to the same period in 1995. The increased net interest income resulted from a higher level of earning assets and slightly higher spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.29% in the first nine months of 1996, compared to 4.22% in the same period in 1995. For the third quarter of 1996, net interest income increased $19.4 million or 12%, over the third quarter of 1995, due to increased earning assets and higher spreads on those assets.

Total non-interest income increased $23.8 million or 17% over the first nine months of 1995 and $5.8 million or 12% over the third quarter of 1995. Trust department income increased $1.5 million or 8% on a year-to-year comparison and $508,000 or 8% on a quarterly comparison. This resulted from growth in trust assets, due to acquisitions and internal growth, and increases in personal, corporate, and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts due to acquisitions and internal growth, resulted in service charges on deposit accounts increasing $10.1 million or 19% in the first nine months of 1996, compared to the same period in 1995 and $3.5 million or 19% over the third quarter of 1995. Mortgage servicing and origination fees increased $4.7 million or 14% in the first nine months of 1996 compared to the same period in 1995 but decreased $553,000 or 4% compared to the third quarter of 1995. Mortgage origination fees were up significantly due to increased volume of new loan production in the first nine months of 1996. Mortgage servicing fees increased 15% on a year-to-year comparison. The mortgage company's servicing portfolio totaled $12.4 billion at September 30, 1996. Other non-interest income increased $7.6 million or 24% in the first nine months of 1996, over the comparable year ago period primarily due to increased automated teller machine fees, increased trading account income and a $6.0 million benefit resulting from the capitalization of originated mortgage servicing rights upon adoption of Statement 122 (See Note D to the consolidated financial statements).

Total non-interest expense increased $60.2 million or 17% in the first nine months of 1996, compared to the same period in 1995 and $31.4 million or 26% in the third quarter of 1996 compared to the same period in 1995. Excluding the non-recurring merger expenses in the first quarter of 1996, and the special SAIF assessment in the third quarter, total non-interest expense was up $30.4 million or 9%. Salaries and employee benefits were up 8% in the first nine months of 1996 compared to the same period in 1995 and 5% in the third quarter compared to the comparable 1995 period, due to an increase in the number of employees because of acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 13% in the first nine months of 1996 and 15% in the third quarter of 1996 over the same periods in 1995, primarily because of additional expenses associated with branch offices and equipment added by the 1995 and 1996 acquisitions. A non-recurring pre-tax merger charge of $8.8 million was taken in the first quarter of 1996 related to the merger of First National Bancorp with Regions. This charge consisted primarily of investment banking and other professional fees, severance costs, data processing contract buyouts and obsolete equipment write-downs. Due to the special assessment on SAIF insured deposits, a non-recurring pretax charge of $21.0 million was taken in the third quarter of 1996. Other non-interest expense increased $8.5 million or 7% in the first nine months of 1996 and $4.7 million in the third quarter of 1996 over comparable 1995 periods, primarily because of increases in excess purchase price amortization and professional fees and increased losses from the sale or holding of residential mortgages originated by the mortgage company, partially offset by lower FDIC premiums related to the lower assessment rates on Bank Insurance Fund insured deposits in 1996. Other non-interest expense in the first nine months of 1995 was reduced because of a $1.8 million recovery on a lawsuit settlement.

Income tax expense increased $3.7 million (5%) over the first nine months of 1995 but decreased $3.9 million (14%) compared to the third quarter of 1995. On a yearly comparison, an increase in federal taxable income and an increase in taxable income as percentage of total income, resulted in higher income tax expense, but on a quarterly basis, federal taxable income decreased resulting in lower income tax expense.

Net income for the third quarter was $50.6 million--down 6% over the third quarter of last year. Year-to-date net income totaled $164.9 million or $2.66 per share, an increase of 7% on a per share basis compared to the first nine months of 1995. Annualized return on stockholders' equity decreased to 14.83%, compared to 15.06% in the first nine months of last year. Annualized return on assets also decreased to 1.25% in the first nine months of 1996, compared to 1.26% for the same period in 1995. Excluding the non-recurring merger expenses and SAIF assessment in the first nine months of 1996, net income was $183.5 million--up 19% over the first nine months of last year. Annualized return on stockholders' equity and return on assets were 16.51% and 1.39%, respectively, in the first nine months of 1996, excluding the non-recurring merger expenses and SAIF assessment.

Part II.	Other Information


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27) Financial Data Schedule (SEC use only)

		(b)	Reports on Form 8-K:

			None.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  November 13, 1996		 /s/ Robert P. Houston
					     Robert P. Houston
					Executive Vice President and
						  Comptroller
					(Chief Accounting Officer and
					  Duly Authorized Officer)