Form 10-K405
period 1996-12-31
REGIONS FINANCIAL CORP
filed 1997-03-31
CIK 36032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-6159

                            REGIONS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                                 63-0589368
------------------------------------------------     --------------------------------------------------
   (State or other jurisdiction of                                (I.R.S. Employer
    incorporation or organization)                                Identification No.)

  417 North 20th Street, Birmingham, Alabama                            35203
-------------------------------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (205) 326-7100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK - PAR VALUE $.625
--------------------------------------------------------------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

       State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997.

                 Common Stock, $.625 Par Value--$3,915,320,026

*Excludes as shares held by affiliates only shares held by the registrant's Employee Stock Purchase Plan, Employees' Stock Ownership Plan, Directors' Stock Investment Plan and executive officers who are directors without prejudice to a determination of control.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 17, 1997.

  Common Stock, $.625 Par Value--66,435,634 shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the annual proxy statement dated April 1, 1997 are incorporated by reference into Part III.

  Portions of the annual report to stockholders for the year ended December 31, 1996, are incorporated by reference into Parts I and II.

                                     PART I
ITEM 1.    Business

           (a) The Registrant, Regions Financial Corporation (the "Registrant" or "Regions"), is a regional bank holding company headquartered in Birmingham, Alabama, which operated 377 full-service banking offices in Alabama, Florida, Georgia, Louisiana and Tennessee as of December 31, 1996. At that date, Regions had total consolidated assets of approximately $18.9 billion, total consolidated deposits of approximately $15.0 billion, and total consolidated stockholders' equity of approximately $1.6 billion.

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

           At December 31, 1996, Regions operated seven state-chartered commercial bank subsidiaries and two federal savings banks (collectively, the "Subsidiary Banks") in Alabama, Florida, Georgia, Louisiana and Tennessee and various banking-related subsidiaries engaged in mortgage banking, credit life insurance, leasing, commercial accounts receivable factoring, and securities brokerage activities with offices in various southeastern states. Through its subsidiaries, Regions offers a broad range of banking and banking-related services.

           In Alabama, Regions operates through Regions Bank (Alabama), which at December 31, 1996, had total consolidated assets of approximately $11.9 billion, total consolidated deposits of approximately $9.0 billion, and total consolidated stockholders' equity of approximately $887 million. Regions Bank (Alabama) operates 183 banking offices throughout Alabama.

           In Florida, Regions operates through (i) Regions Bank of Florida,
(ii) The Key Bank of Florida, (iii) First Federal Savings Bank of New Smyrna, and (iv) First Federal Savings Bank of Citrus County, which at December 31, 1996, had total combined assets of approximately $1.2 billion, total combined deposits of approximately $1.1 billion, and total combined stockholders' equity of approximately $99 million. The Florida affiliates operate through 36 banking offices in the northwest and central regions of Florida.

           In Georgia, Regions operates through (i) Regions Bank of Georgia, and (ii) Regions Bank (Georgia), which at December 31, 1996, had total combined assets of approximately $3.5 billion, total combined deposits of approximately $3.0 billion, and total combined stockholders' equity of approximately $356 million. Regions Bank of Georgia operates 74 banking offices in central and northern Georgia.

           In Louisiana, Regions operates through Regions Bank of Louisiana which at December 31, 1996, had total consolidated assets of approximately $2.2 billion, total consolidated deposits of approximately $1.8 billion, and total consolidated stockholders' equity of approximately $222 million. Regions Bank of Louisiana operates 59 banking offices in Louisiana.

           In Tennessee, Regions operates through Regions Bank of Tennessee, which at December 31, 1996, had total consolidated assets of approximately $507 million, total consolidated deposits of approximately $458 million, and total
consolidated stockholders' equity of approximately $34 million.   Regions Bank
of Tennessee operates 25 banking offices in Tennessee.

           In addition to the Subsidiary Banks, Regions provides additional banking services through various banking- related subsidiaries, the most significant of which provide mortgage banking, credit life insurance, securities brokerage activities and commercial accounts receivable factoring.

           Regions Mortgage Inc. (RMI), a subsidiary of Regions Bank (Alabama), is engaged in mortgage banking with its primary business and source of income being the origination and servicing of mortgage loans for long-term investors. RMI serviced approximately $12.4 billion in real estate mortgages at December 31, 1996, and operates loan production offices in Alabama, Florida, Georgia, Louisiana, Mississippi, South Carolina, and Tennessee.

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

           Regions Investment Company, Inc., a subsidiary of Regions Bank (Alabama), engages in securities underwriting and brokerage activities and operates offices in Alabama, Florida, Georgia, Louisiana and Tennessee.

           Interstate Billing Service, Inc. (IBS), a subsidiary of Regions, factors commercial accounts receivable and performs billing and collection services. IBS primarily serves clients related to the automotive service industry.

           A substantial portion of the growth of Regions since commencing operations in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. Since it began operations as a bank holding company, Regions has completed 62 acquisitions of other financial institutions representing in aggregate (at the time the acquisitions were completed) approximately $11.1 billion in assets. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some cases, negotiations frequently take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions' financial condition.
Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer. It is Regions' practice to avoid possible dilution except where projections indicate a relatively short payback period.

           Reference is made to pages 21 through 48 and 74 through 75 of the annual report to stockholders for the year ended December 31, 1996, included as
Exhibit 13 hereto, for certain statistical (Guide 3) and other information.

           This Annual Report on Form 10-K, other periodic reports filed by Regions under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward looking statements which reflect Regions' current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

         (1) Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, U.S., and southeastern U.S. economies, the value of investments, collectability of loans, and the profitability of business entities;

         (2) Possible changes in monetary and fiscal policies, laws, and regulations, and other activities of governments, agencies, and similar organizations;

         (3) The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies, and finance companies, and attendant changes in patterns and effects of competition in the financial services industry;

         (4) The cost and other effects of legal and administrative cases and proceedings, claims, settlements, and judgment;

         (5) The ability of Regions to achieve the earnings expectations related to the acquired operations of recently-completed and pending acquisitions, which depends on a variety of factors, including (i) the ability of Regions to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations, (ii) the assimilation of the acquired operations to Regions' corporate culture, including the ability to instill Regions' credit practices and efficient approach to the acquired operations,
(iii) the continued growth of the markets in which Regions operates consistent with recent historical experience, (iv) the absence of material contingencies related to the acquired operations, including asset quality and litigation contingencies, and (v) Regions' ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

         The words "believe", "expect", "anticipate", "project", and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of Regions. Any such statement speaks only as of the date the statement was made. Regions undertakes no obligation to update or revise any forward looking statements.

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

           Reference is made to pages 21 through 48 of the annual report to stockholders for the year ended December 31, 1996, included as Exhibit 13 hereto, for information required by this item.

           (c)(1) General. The Registrant is a bank holding company, registered with the Board of Governors of the Federal Reserve System

("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, the Registrant and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. In addition, as a savings and loan holding company, the Registrant is also registered with the Office of Thrift Supervision (OTS) and is subject to the regulation, supervision, examination, and reporting requirements of the OTS.

           The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company. Similar federal statutes require savings and loan holding companies and other companies to obtain the prior approval of the OTS before acquiring direct or indirect ownership or control of a savings association.

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

           Each of the Subsidiary Banks of the Registrant is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, its deposits are insured by the FDIC to the extent provided by law. Each Subsidiary Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

           All of the Subsidiary Banks that are state-chartered banks that are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the state banking authorities of the states in which they are located. The Subsidiary Banks that are federal savings banks are subject to regulation, supervision, and examination by the OTS and the FDIC. The federal banking regulator for each of the Subsidiary Banks, as well as the appropriate state banking authority for each of the Subsidiary Banks that is a state chartered bank, regularly examines the operations of the Subsidiary Banks and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

           In April 1995, the federal banking agencies adopted amendments revising their CRA regulations, with a phase- in schedule applicable to various provisions. Among other things, the amended CRA regulations, when fully implemented on July 1, 1997, will substitute for the prior process-based assessment factors a new evaluation system that will rate an institution based on its actual performance in meeting community needs. In particular, the system will focus on three tests; (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATM's and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

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

           As to the payment of dividends, all of the Subsidiary Banks that are state nonmember banks are subject to the respective laws and regulations of the states of Alabama, Florida, Georgia, Louisiana, and Tennessee and to the regulations of the FDIC. The Subsidiary Banks that are federal savings banks are subject to the OTS' capital distributions regulation.

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

           At December 31, 1996, under dividend restrictions imposed under federal and state laws, the Subsidiary Banks, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately $169 million.

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

           The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 1996, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 10.81% and 13.59%, respectively.

           In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The Registrant's Leverage Ratio at December 31, 1996, was 7.44%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

           Each of the Registrant's Subsidiary Banks is subject to risk-based and leverage capital requirements adopted by the FDIC or the OTS, which are substantially similar to those adopted by the Federal Reserve. Each of the Registrant's Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1996. Neither the Registrant nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

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

           At December 31, 1996, all of the Registrant's Subsidiary Banks had the requisite capital levels to qualify as well capitalized.

           FDIC Insurance Assessments. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories:
(i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).

An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) for the first half of 1995, as they had been during 1994, ranged from 23 basis points for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points for an institution in the lowest category (i.e. "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e. 1.25%) within a specified period of time.

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

           Recognizing that the disparity between the SAIF and BIF premium rates have adverse consequences for SAIF- insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on September 30, 1996, the President signed legislation to recapitalize the SAIF. Under this legislation, all SAIF-member institutions were required to pay a special assessment to recapitalize the SAIF, and the assessment base for the payments on the Financing Corporation (FICO) bonds were expanded to include the deposits of both BIF- and SAIF-insured institutions.

           The amount of the special assessment was 65.7 basis points of SAIF-insured deposits held as of March 31, 1995, (or approximately 52.6 basis points on SAIF-insured deposits acquired by banks in certain qualifying transactions), which resulted in a pre-tax charge of $21.7 million for Regions in 1996.

           In addition, the FDIC revised the SAIF assessment rate schedule to effect (i) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories and (ii) an overall reduction of the assessment rate range assessable on SAIF deposits (0 to 27 basis points). Effective January 1, 1997, FICO assessments were imposed on both BIF- and SAIF-insured deposits at 1.29 basis points and 6.44 basis points, respectively. Beginning in January 2000, BIF- and SAIF-insured deposits will share the FICO interest cost at equal rates currently estimated at 2.43 basis points. Regions anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in its total deposit insurance premium assessments for the years 1997 through 1999, assuming no further changes in announced premium assessment rates.

           Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

           Safety and Soundness Standards. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principle stockholder. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

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

                 (i) The following chart shows for the last three years the percentage of total operating income contributed by each of the major categories of income.

                                                                    1996            1995            1994
                                                                   ------          ------          ------
 Interest and fees on loans                                          68.6%          69.8%           65.1%
 Interest on securities                                              16.1           15.9            17.6
 Interest on mortgage loans held for sale                             1.0            0.6             1.7
 Interest on federal funds sold                                       0.2            0.5             0.6
 Other interest income                                                0.4            0.2             0.2
 Trust department income                                              1.7            1.8             1.9
 Service charges on deposit accounts                                  5.5            5.1             5.3
 Mortgage servicing and origination fees                              3.2            3.0             3.9
 Other non-interest income                                            3.3            3.1             3.7
                                                                   ------          -----          -----
         Total Operating Income                                    100.0%          100.0%         100.0%
                                                                   ======          =====          =====

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

                 (x) All aspects of the Registrant's business are highly competitive. The Registrant's subsidiaries compete with other financial institutions located in Alabama, northwest and central Florida, Georgia, Louisiana, Tennessee, and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, other mortgage companies and financial service operations of major commercial and retail corporations.

           As of December 31, 1996, the Registrant was the second largest bank holding company headquartered in Alabama based on assets. For information with respect to the Registrant's markets and the size of the Subsidiary

Banks operating in such markets, see the information provided under subsection
(a) of this Item 1.

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

                 (xiii) As of December 31, 1996, Registrant, its affiliate banks and other subsidiaries had a total of 8,150 full-time-equivalent employees.

           (d) Registrant neither engages in foreign operations nor derives a significant portion of its business from customers in foreign countries.

ITEM 2.  Properties

           The corporate headquarters of the Registrant occupy several floors of the main Birmingham banking facility of Regions Bank (Alabama), located at 417 North 20th Street, Birmingham, Alabama 35203.

           The Registrant and its subsidiaries, including the Subsidiary Banks, operate through 425 office facilities, of which 276 are owned by the Registrant or one of its subsidiaries and 149 are subject to building or ground leases. Of the 377 branch office facilities operated by the Subsidiary Banks at December 31, 1996, 101 are subject to building or ground leases and 276 are wholly owned by the Subsidiary Banks.

           For offices in premises leased by the Registrant and its subsidiaries, annual rentals totaled approximately $6,353,000 as of December 31, 1996. During 1996, the Registrant and its subsidiaries received approximately $3,481,000 in rentals for space leased to others. At December 31, 1996, encumbrances on the offices, equipment and other operational facilities owned by the Registrant and its subsidiaries totaled approximately $8,469,000 with a weighted average interest rate of 6.6%.

ITEM 3.  Legal Proceedings

           "Note L. Commitments and Contingencies" on page 63 of the annual report to stockholders for the year ended December 31, 1996, is incorporated herein by reference.

           The Registrant is becoming more concerned about the general trend in litigation in Alabama state courts involving large damage awards against financial service company defendants. Registrant directly or through its subsidiaries is party to approximately 71 cases in Alabama in the ordinary course of business, some of which seek class action treatment or punitive damages. The damage exposure in Alabama in any case and in the aggregate is difficult to estimate because the jury has broad discretion as to the amount of damages awarded. The U.S. Supreme Court overturned an Alabama case involving a large jury award, holding that the punitive damage award was so grossly excessive as to violate due process. Subsequently, the U.S. Supreme Court has returned several cases to the Alabama courts for reconsideration in light of its ruling. In addition, the Alabama Supreme Court has reduced several large damage awards against defendants that were awarded by lower court juries. In March of 1997, the Alabama Supreme Court reversed a precident set in 1989 reguarding reliance by plaintiffs on verbal representations which are not in agreement with written contracts. The 1898 ruling had been the source of significant litigation losses in the state and its reversal is viewed as a positive event.

           Notwithstanding these concerns, Registrant believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Registrant's consolidated financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

           No matters were submitted to security holders for a vote in the fourth quarter of 1996.

     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     "Common Stock Market Prices and Dividends" on page 48 of the annual report to stockholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 6.  Selected Financial Data

     "Historical Financial Summary" on pages 74 through 75 of the annual report to stockholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 48 of the annual report to stockholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

     The report of independent auditors and the consolidated financial statements of the Registrant and its subsidiaries, included in the annual report to stockholders for the year ended December 31, 1996, are incorporated herein by reference.

     "Summary of Quarterly Results of Operations" on page 48 and "Effects of Inflation" on page 47 of the annual report to stockholders for the year ended December 31, 1996, are incorporated herein by reference.

ITEM 9.  Changes in and Disagreements with Accountants
         On Accounting and Financial Disclosure

     There have been no disagreements on accounting and financial disclosure between Registrant and Ernst & Young LLP.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     "Information on Directors" from pages 3 through 5 and "Section 16 Transactions" on page 6 of the Registrant's proxy statement dated April 1, 1997, are incorporated herein by reference.

     Executive officers of the Registrant as of December 31, 1996, are as follows:

                                              Position and
                                              Offices Held with                                  Officer
Executive Officer                      Age    Registrant and Subsidiaries                         Since
-----------------                      ---    ---------------------------                         -----
J. Stanley Mackin                      64     Chairman, Director and Chief Executive Officer,     1983*
                                              Registrant and Regions Bank (Alabama); Director,
                                              Regions Bank of Louisiana, Regions Mortgage,
                                              Inc., Regions Agency, and Regions Life Insurance
                                              Company.


                                              Position and
                                              Offices Held with                                         Officer
Executive Officer                      Age    Registrant and Subsidiaries                                Since
-----------------                      ---    ---------------------------                                -----
Carl E. Jones, Jr.                     56     Director, President and Chief Operating Officer,           1983*
                                              Registrant; President/Southern Alabama Region and
                                              Louisiana Region; Director, Regions Bank
                                              (Alabama) and Regions Bank of Louisiana.

Richard D. Horsley                     54     Vice Chairman, Director and Executive Financial            1972
                                              Officer, Registrant and Regions Bank (Alabama);
                                              Director and Vice President, Regions Agency,
                                              Inc., Regions Asset Management Company, RAMCO -
                                              FL Holding, Inc., and RAMCO - FL, Inc.; Director,
                                              Regions Bank of Louisiana, Regions Life Insurance
                                              Company, Regions Financial Building Corp. and
                                              Regions Mortgage, Inc.

Sam P. Faucett                         62     President/Western Alabama Region and Florida               1983*
                                              Region; Director, Regions Bank (Alabama), Regions
                                              Bank of Florida and Regions Mortgage, Inc.

Joe M. Hinds, Jr.                      59     President/Northern Alabama Region and Tennessee            1983*
                                              Region; Director Regions Bank (Alabama) and
                                              Regions Bank of Tennessee.

Wilbur B. Hufham                       59     President/Southeastern Alabama Region; Director,           1983*
                                              Regions Bank (Alabama) and Regions Bank of
                                              Georgia.


                                              Position and
                                              Offices Held with                                             Officer
Executive Officer                      Age    Registrant and Subsidiaries                                     Since
-----------------                      ---    ---------------------------                                     -----
William E. Jordan                      62     President/Central Alabama Region; Chairman                      1990*
                                              Georgia Region; Director Regions Bank (Alabama)
                                              and Regions Bank (Georgia).

Peter D. Miller                        50     President/Georgia Region; Chairman, Director and                1996*
                                              Chief Executive Officer Regions Bank (Georgia).


William E. Askew                       47     Executive Vice President - Retail Banking                       1987
                                              Division, Registrant and Regions Bank (Alabama).

Delmar F. Epton                        63     Executive Vice President - Product Development,                 1986*
                                              Registrant and Regions Bank (Alabama).

Robert P. Houston                      52     Executive Vice President and Comptroller,                       1974
                                              Registrant and Regions Bank (Alabama); Director
                                              and Treasurer, Regions Financial Building Corp.;
                                              Director, Secretary and Treasurer, Regions Life
                                              Insurance Company and Regions Agency, Inc.;
                                              Director and Vice President, Regions Asset
                                              Management Company, RAMCO - FL Holding, Inc., and
                                              RAMCO - FL, Inc.


                                              Position and
                                              Offices Held with                                        Officer
Executive Officer                      Age    Registrant and Subsidiaries                               Since
-----------------                      ---    ---------------------------                               -----
E. Cris Stone                          54     Executive Vice President - Corporate Banking,              1988
                                              Registrant and Regions Bank (Alabama); Director
                                              and Vice President, Regions Financial Leasing,
                                              Inc.

Richard E. Wambsganss                  56     Executive Vice President - Trust Group,                    1987
                                              Registrant and Regions Bank (Alabama).

Samuel E. Upchurch Jr.                 45     General Counsel and Corporate Secretary,                   1994
                                              Registrant and Regions Bank (Alabama); Director
                                              Regions Investment Company, Inc.

*The years indicated are those in which the individual was first deemed to be an executive officer of Registrant, although in every case the individual had been an executive officer of a subsidiary of Registrant for a number of years.

ITEM 11. Executive Compensation

     "Executive Compensation and Other Transactions" on pages 7 through 11, excluding the information on page 11 under the sub-headings "Compensation and Stock Option Determinations" and "Personnel Committee Executive Compensation Report" of the Registrant's proxy statement dated April 1, 1997, are incorporated herein by reference. "Executive Compensation Report" on pages 11 through 14, of the Registrant's proxy statement dated April 1, 1997, are specifically not incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     "Voting Securities and Principal Holders Thereof" on page 2 and "Information on Directors" on pages 3 through 5 of the Registrant's proxy statement dated April 1, 1997, are incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

     "Other Transactions," on page 15 of the Registrant's proxy statement dated April 1, 1997, are incorporated herein by reference.

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


         10.                  *a.   Regions Amended and Restated 1991 Long-Term Incentive Plan incorporated by reference from Exhibit B to the Registrant's proxy statement filed with the Commission and dated March 16, 1995.


                              *b. Regions Management Incentive Plan Amended and Restated as of January 1, 1995, incorporated by reference from Appendix A to the Registrant's proxy statement filed with the Commission and dated March 16, 1995.

         13.                   Annual Report to Stockholders for the year ended
                               December 31, 1996.

         21.                   List of Subsidiaries of the Registrant.

         23.                   Consent of Independent Auditors.

         27.                   Financial Data Schedule (for SEC use only).

         99.                   a.   Form 11-K, Annual Report of Employee Stock
                                    Purchase Plan of Regions Financial
                                    Corporation for the year ended December 31, 1996.

                               b.   Form 11-K, Annual Report of Directors'
                                    Stock Investment Plan of Regions Financial
                                    Corporation for the year ended December 31, 1996.


                               *- Represents a compensatory plan agreement that is required to be filed under this item.

     14(b)              Reports on Form 8-K filed in the fourth quarter of 1996:

                               In a report filed on Form 8-K, under items 5 and
                        7, dated November 20, 1996, the Registrant filed pro forma financial statements reflecting certain aspects of its pending acquisitions. Included in the report are the unaudited pro forma combined condensed statement of condition as of September 30, 1996, and unaudited pro forma combined condensed statements of income for the nine months ended September 30, 1996, and the years ended December 31, 1995, 1994 and 1993.

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

                                                            REGIONS FINANCIAL CORPORATION


                                                            /s/ Samuel E. Upchurch, Jr.                 3/24/97
                                                            ---------------------------------------------------
                                                            Samuel E. Upchurch, Jr.                        Date
                                                            General Counsel
                                                              and Corporate Secretary


                                                            /s/Robert P. Houston                        3/20/97
                                                            ---------------------------------------------------
                                                            Robert P. Houston                              Date
                                                            Executive Vice President
                                                              and Comptroller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Stanley Mackin                         3/20/97
-----------------------------------------------------
J. Stanley Mackin                                Date        -----------------------------------------------------
Chairman, Chief Executive                                    Sheila S. Blair                                  Date
  Officer and Director                                       Director

/s/ Carl E. Jones, Jr.                        3/19/97
-----------------------------------------------------
Carl E. Jones, Jr.                               Date
President, Chief Operating Officer and
Director                                                     -----------------------------------------------------
                                                             William R. Boles, Sr.                            Date
/s/ Richard D. Horsley                        3/20/97        Director
-----------------------------------------------------
Richard D. Horsley                               Date
Vice Chairman, Executive
  Financial Officer and Director
                                                             -----------------------------------------------------
                                                             James B. Boone, Jr.                              Date
                                                             Director


Director
                                                             /s/ Lee J. Styslinger, Jr.                    3/24/97
                                                             -----------------------------------------------------
/s/ Albert P. Brewer                          3/21/97        Lee J. Styslinger, Jr.                           Date
-----------------------------------------------------
Albert P. Brewer                                 Date        Director
Director

                                                             -----------------------------------------------------
                                                             Robert J. Williams                               Date
/s/ James S. M. French                        3/21/97        Director
-----------------------------------------------------
James S. M. French                               Date
Director



/s/ Catesby ap C. Jones                       3/21/97
-----------------------------------------------------
Catesby ap C. Jones                              Date
Director


-----------------------------------------------------
Olin B. King                                     Date
Director


/s/ Henry E. Simpson                          3/24/97
-----------------------------------------------------
Henry E. Simpson                                 Date
Director


                           ANNUAL REPORT ON FORM 10-K
                             ITEM 14(a)(1) AND (2)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                CERTAIN EXHIBITS
                          YEAR ENDED DECEMBER 31, 1996
                         REGIONS FINANCIAL CORPORATION
                              BIRMINGHAM, ALABAMA

                       FORM 10-K - ITEM 14(a)(1) AND (2)

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


         The following consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

         Report of Independent Auditors

         Consolidated Statements of Condition - December 31, 1996 and
           1995

         Consolidated Statements of Income - Years ended December 31,
           1996, 1995 and 1994

         Consolidated Statements of Cash Flows - Years ended December
           31, 1996, 1995 and 1994

         Consolidated Statements of Changes in Stockholders' Equity -
           Years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements - December 31,
           1996

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


            10.            a.     Regions Amended and Restated 1991 Long-Term
                                  Incentive Plan incorporated by reference from Exhibit B to the Registrant's proxy statement filed with the Commission and dated March 16, 1995.

            13. Annual Report to Stockholders for the year ended December 31, 1996.

            21.            List of Subsidiaries of the Registrant.

            23.            Consent of Independent Auditors.

            27.            Financial Data Schedule (for SEC use only).

            99.            a.     Form 11-K, Annual Report of Employee Stock
                                  Purchase Plan of Regions Financial
                                  Corporation for the year ended December
                                  31, 1996.

                           b. Form 11-K, Annual Report of Directors' Stock Investment Plan of Regions Financial Corporation for the year ended December 31, 1996.