Form 10-Q
period 1997-03-31
REGIONS FINANCIAL CORP
filed 1997-05-13
CIK 36032

	UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		WASHINGTON, D.C.  20549

			FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1997   	COMMISSION FILE NUMBER
					     0-6159


		REGIONS FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)



		DELAWARE				63-0589368
	(State or other jurisdiction of		 (I.R.S. Employer
	 incorporation or organization)		Identification No.)



	417 North 20th Street, Birmingham, Alabama	35202
	 (Address of principal executive offices)	(Zip Code)


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

Common Stock, $.625 Par Value-66,366,517 shares outstanding as of April 30, 1997

	REGIONS FINANCIAL CORPORATION

	INDEX



				Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		March 31, 1997, December 31, 1996
			and March 31, 1996				   2


		Consolidated Statement of Income -
		Three months ended March 31, 1997 and
			March 31, 1996				 	   3


		Consolidated Statement of Cash Flows -
		Three months ended March 31, 1997 and
			March 31, 1996					   4


		Notes to Consolidated Financial Statements -
			March 31, 1997					   5




	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	   8



	PART II.	OTHER INFORMATION


	Item 6.	Exhibits and Reports on Form 8-K			 15



	SIGNATURES							 16

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

					  March 31	December 31	 March 31
					    1997	   1996		   1996
ASSETS
Cash and due from banks			$   501,007	$   774,849	$   578,339
Interest-bearing deposits in other
	 banks				     21,785	     33,191	     86,900
Investment securities			  2,296,371	  2,102,750	  1,925,152
Securities available for sale		  1,811,857 	  1,767,845	  2,195,845
Trading account assets			     13,623	     29,648	      9,551
Mortgage loans held for sale		    164,583	    169,861	    163,574
Federal funds sold and securities
  purchased under agreement to resell	     94,048	     20,842	     87,495
Loans					 14,134,807	 13,335,450	 11,878,871
Unearned income				    (29,188)	    (24,278)	    (14,515)
	Loans, net of unearned income	 14,105,619	 13,311,172	 11,864,356
Allowance for loan losses		   (185,757)	   (175,548)	   (167,066)
	Net Loans			 13,919,862	 13,135,624	 11,697,290
Premises and equipment			    293,993	    276,890	    259,924
Interest receivable			    144,619	    139,333	    105,941
Due from customers on acceptances	     85,158	     78,108	     49,663
Other assets				    439,215	    401,234	    371,748
					$19,786,121	$18,930,175	$17,531,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
	Non-interest-bearing		$ 1,998,476	$ 1,909,174	$ 1,888,099
	Interest-bearing		 13,924,195	 13,139,162	 12,294,508
		Total Deposits		 15,922,671	 15,048,336	 14,182,607
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase			  1,354,245	  1,549,729	  1,080,851
 Commercial paper			     42,367 	     40,367	     21,100
 Other short-term borrowings		      6,701	     21,831	     22,682
  Total Short-term Borrowings		  1,403,313 	  1,611,927	  1,124,633
 Long-term borrowings			    482,217  	    447,269	    501,520
	Total Borrowed Funds		  1,885,530   	  2,059,196	  1,626,153
Bank acceptances outstanding		     85,158	     78,108	     49,663
Other liabilities			    172,615	    145,809	    190,209
	Total Liabilities		 18,065,974	 17,331,449	 16,048,632
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 120,000,000 shares
  Issued, including treasury stock -
  66,431,741; 62,914,750; and
  62,185,402 shares, respectively	     41,520	     39,322	     38,866
Surplus					    579,738	    520,571	    514,380
Undivided profits			  1,106,779	  1,050,606	    928,628
Treasury stock, at cost - 0;
 260,000; and 0 shares, respectively	        -0-	    (12,356)	        -0-
Unearned restricted stock		     (4,730)  	     (3,121)	     (2,908)
Unrealized gain(loss) on securities available
 for sale, net of taxes			     (3,160)	      3,704	      3,824
  Total Stockholders' Equity		  1,720,147	  1,598,726	  1,482,790
					$19,786,121	$18,930,175	$17,531,422

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					 Three Months Ended
					     March 31
					  1997		   1996
Interest Income:
 Interest and fees on loans		$303,912	$259,020
 Interest on securities:
  Taxable interest income		  60,437	  59,061
  Tax-exempt interest income		   7,269	   5,916
 Total Interest on Securities		  67,706	  64,977
 Interest on mortgage loans held for sale  3,122	   2,351
 Income on federal funds sold
  and securities purchased under
  agreement to resell			     904	   1,344
 Interest on time deposits in other banks    726	   1,126
 Interest on trading account assets	     200	     187
	Total Interest Income		 376,570	 329,005


Interest Expense:
 Interest on deposits			 158,065	 140,033
 Interest on short-term borrowings	  19,429	  15,260
 Interest on long-term borrowings	   8,054	   9,826
Total Interest Expense			 185,548	 165,119
  Net Interest Income			 191,022	 163,886
  Provision for loan losses		  10,177	   6,874
 Net Interest Income After Provision
	  for Loan Losses		 180,845	 157,012

Non-Interest Income:
 Trust department income		   7,287	   7,140
 Service charges on deposit accounts	  25,198	  20,370
 Mortgage servicing and origination fees  13,143	  12,686
 Securities gains (losses)		     464	     131
 Other					  13,701	  15,355
  Total Non-Interest Income		  59,793	  55,682

Non-Interest Expense:
 Salaries and employee benefits		  78,858	  69,774
 Net occupancy expense			   8,745	   7,667
 Furniture and equipment expense	   8,559 	   8,253
 Merger expenses			       0	   8,785
 Other					  40,850	  40,529
Total Non-Interest Expense		 137,012	 135,008

Income Before Income Taxes		 103,626	  77,686
Applicable income taxes			  34,954	  24,892

		Net Income		$ 68,672	$ 52,794

Average number of shares outstanding      66,264	  61,985
Per share:
	Net income			   $1.04	   $0.94
	Cash dividends declared	    	   $0.40	   $0.35



See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

							   Three Months Ended
							      March 31
							   1997		   1996
Operating Activities:
 Net income						$   68,672	$   52,794
  Adjustments to reconcile net cash provided
	by operating activities:
   Depreciation and amortization of premises and
	equipment					     7,347	     6,698
   Provision for loan losses				    10,177	     6,874
   Net (accretion) amortization of securities		      (469)	      (532)
   Amortization of loans and other assets		     8,092	     5,316
   Amortization of deposits and borrowings		      (411)	      (411)
   Provision for losses on other real estate		        71	        41
   Deferred income taxes				    (4,531)	    (2,480)
   (Gain) loss on sale of premises and equipment	      (702)	       158
   Realized security (gains) losses 	 		      (464)	      (131)
   Decrease in trading account assets	    		    16,025 	    19,319
   Decrease (increase) in mortgages held for sale	     5,278	   (46,487)
   (Increase) decrease in interest receivable    	    (2,906)	    15,009
   (Increase) in other assets				   (40,132)	   (55,541)
   Increase in other liabilities 		    	     5,630	    16,886
   Stock issued to employees				     8,537	     5,723
   Other						       445	       378
	  Net Cash Provided By Operating Activities	    80,659	    23,614

Investing Activities:
 Net (increase) in loans				  (258,190)	  (320,897)
 Proceeds from sale of securities available for sale   	     8,294	     7,865
 Proceeds from maturity of investment securities 	   143,600	   273,452
 Proceeds from maturity of securities available for sale   123,964	   336,387
 Purchase of investment securities 	 		  (197,881)	  (625,681)
 Purchase of securities available for sale		   (58,169)	  (257,918)
 Net decrease (increase) in interest-bearing deposits
  in other banks					    46,016	   (30,423)
 Proceeds from sale of premises and equipment		     2,961	     1,483
 Purchase of premises and equipment			   (10,831)	   (13,271)
 Net (increase) decrease in customers' acceptance liability (7,050)	     1,623
 Net cash received in acquisitions			    96,731	    35,175
		Net Cash (Used) By Investing Activities	  (110,555)	  (592,205)

Financing Activities:
 Net increase in deposits				    65,881	   684,995
 Net (decrease) increase in short-term borrowings	  (209,339)	    56,036
 Proceeds from long-term borrowings			     1,966	       700
 Payments on long-term borrowings			   (11,553)	  (131,058)
 Net increase (decrease) in bank acceptance liability	     7,050	    (1,623)
 Cash dividends						   (26,574)	   (21,764)
 Purchase of treasury stock for acquisitions		         0	    (7,309)
 Proceeds from exercise of stock options		     1,829	       948
  Net Cash (Used) Provided By Financing Activities	  (170,740)	   580,925
  (Decrease) Increase In Cash And Cash Equivalents	  (200,636)	    12,334
   Cash and Cash Equivalents, Beginning of Period	   795,691	   653,500

	Cash And Cash Equivalents, End of Period	$  595,055 	$  665,834

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1997



NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included in the 1996 Annual Re-port to Stockholders previously filed as Exhibit 13 to Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE B -- Completed Acquisitions

On January 25, 1997, Regions paid approximately $40 million for all the outstanding common stock of Florida First Bancorp, Inc. of Panama City, Florida. The Florida First transaction, accounted for as a purchase, added approximately $287 million in assets.

On January 31, 1997, Regions issued 2,851,899 shares of common stock in exchange for all the outstanding stock of Allied
Bankshares, Inc. of Thomson, Georgia. This transaction, accounted for as a pooling of interests, added $560 million in assets.

On March 13, 1997, Regions issued 608,000 shares of common stock in exchange for all the outstanding stock of West Carroll
Bancshares, Inc. of Oak Grove, Louisiana. The West Carroll transaction, accounted for as a pooling of interests, added approximately $127 million in assets.

On April 11, 1997, subsequent to the date of the financial statements, Regions issued 187,863 shares of common stock in exchange for all the outstanding common stock of Gulf South Bancshares, Inc., of Gretna, Louisiana. The Gulf South transaction, accounted for as a purchase, added $55 million in assets.


NOTE C - Pending Acquisitions

Regions' pending acquisitions are summarized in the following table. The First Mercantile transaction is expected to be accounted for as a purchase. The First Bankshares, SB&T and New Iberia transactions are expected to be accounted for as poolings of interests. All are subject to applicable shareholder and regulatory approvals.





								Expected
								Number of
								Shares of
		Approximate					Regions to
		Asset Size	Type of		Exchange	be issued(2)
Institution	(in millions)	Consideration	Ratio 		(in 000's)

First
Mercantile
National
Bank, of
Longwood,
Florida		$145		Cash		N/A		N/A

First
Bankshares,
Inc., of 			Regions
Hapeville, 			Common
Georgia		106		Stock		0.32(1)		338

SB&T
Corporation, 			Regions
of Smyrna, 			Common
Georgia		 152		Stock		0.50		511


The New
Iberia
Bancorp,
Inc., of New 			Regions
Iberia, 			Common
Louisiana	 299		Stock		0.36(1)		1,080

(1) - Subject to possible adjustment.
(2) - Based on the number of shares of outstanding stock of each institution as of the announcement date, and without possible adjustment in the exchange ratio.



NOTE D - New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, 'Earnings Per Share', which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share in the first quarters of 1996 and 1997, is not expected to be material.

Management's Discussion and Analysis
of Financial Condition and Results of Operations


Regions' total assets at March 31, 1997, were $19.8 billion--an increase of 13% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans, due to acquisition activity and internal growth. Since year-end 1996, total assets have increased 5%, due primarily to acquisition activity.

Comparisons with the prior year are significantly affected by the following acquisitions, accounted for as purchases, and by the First Federal Bank of Northwest Georgia, Federal Savings Bank (First Federal), Allied Bankshares, Inc. (Allied) and West Carroll Bancshares, Inc. (West Carroll) acquisitions, which were accounted for as poolings of interests. Prior year financial information has not been restated to give effect to the First Federal, Allied and West Carroll transactions since the effect is not material. Relevant 1996 and 1997 acquisitions are summarized as follows:

Date 					Headquarters	Total Assets	Accounting
Acquired	Company Acquired	Location	(in thousands)	Treatment

April 1996	First Federal
		Bank of Northwest
		Georgia, Federal	Cedartown,
		Savings Bank		Georgia		  $ 93,584	Pooling

August	1996	Delta Bank & 		Belle Chasse,
		Trust Company		Louisiana	   190,547	Purchase

August 1996	First Gwinnett 		Norcross,
		Bancshares, Inc.	Georgia		    68,364	Purchase

August 1996	Rockdale 		Conyers,
		Community Bank 		Georgia		    47,457	Purchase

September 	American
1996		Bancshares of 		Houma,
		Houma, Inc. 		Louisiana	    88,743	Purchase

January 	Florida First		Panama City,
1997		Bancorp, Inc.  		Florida		   286,515	Purchase

January 	Allied 			Thomson,
1997		Bankshares, Inc.  	Georgia		   559,815	Pooling

March 1997	West Carroll  		Oak Grove,
		Bancshares, Inc.  	Louisiana	   127,145	Pooling



Loans have increased 19% since a year ago. Loans added from the five purchase acquisitions, combined with the three pooling transactions, accounted for a 7% increase in loans. The remaining 12% increase was attributable to internal growth, primarily in commercial and consumer loans. Since year-end, total loans have increased 6%, due to $536 million in loans added by acquisitions and $258 million in internal growth. The average yield on loans during the first three months of 1997 was 8.87%, compared to 8.96% during the same period in 1996. This decrease was primarily the result of lower average base lending rates.

Non-performing assets were as follows (in thousands):

			March 31,	Dec. 31,	March 31,
			  1997		  1996		  1996
Non-accruing loans	$ 80,966	$ 60,202	$ 57,162
Loans past due 90
	days or more	  28,668  	  26,532	  10,860
Renegotiated loans	   4,875	   3,625	   4,081
Other real estate	   8,638	  10,736	  11,126

	  Total		$123,147	$101,095	$ 83,229

Non-performing assets
  as a percentage of
  loans and other real
  estate		   .87%		    .76%	    .70%

Non-accruing loans have increased $23.8 million since March of last year and $20.8 million since year end. These increases were mainly in the real estate and installment categories. At March 31, 1997, real estate loans comprised $45.9 million of total non-accruing loans, with commercial loans accounting for $13.7 million and installment loans $21.4 million. Management anticipates that an undetermined, but possibly significant amount of the consumer loans classified as non-accruing at March 31, 1997, may be removed from the non-accrual classification upon review of classification policies in recently acquired banks. Other real estate decreased $2.1 million since year end, and $2.5 million since March 1996, due primarily to the disposition of several parcels of other real estate.



Activity in the allowance for loan losses is summarized as follows
(in thousands):

        		 		March 31,	March 31,
					  1997		  1996
Balance at beginning of year		$175,548	$159,487
Net loans charged-off (recovered):
	Commercial			  (2,221)	  (1,277)
	Real estate			    (238)	    (135)
	Installment			   8,939	   3,081

	Total				   6,480	   1,669

Allowance of acquired banks		   6,512	   2,374

Provision charged to expense		  10,177	   6,874

Balance at end of period		$185,757	$167,066

Net loan losses in the first three months of 1997 were 0.19% of loans (annualized), compared to 0.06% of loans (annualized) in the first three months of 1996. Higher installment charge-offs in the first three months of 1997, partially offset by recoveries of prior period real estate and commercial loans charge-offs, resulted in higher net loan losses in 1997. At March 31, 1997, the allowance for loan losses stood at 1.32% of loans, compared to 1.41% a year ago and 1.32% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 162% and 151%, respectively, at March 31, 1997, compared to 232% and 201%, respectively, at March 31, 1996.

The allowance for loan losses is maintained at a level deemed ade-quate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 1997, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have been stable since a year ago and have increased 6% since year end, as a result of securities added in the first quarter of 1997 by acquisitions.

Mortgage loans held for sale have remained relatively constant as of each of the dates shown on the consolidated statement of condition. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $418 million during the first three months of 1997, compared to $380 million during the same time period in 1996.

Interest-bearing deposits in other banks at March 31, 1997 totaled $21.8 million, a decrease of $65.1 million compared to a year ago and $11.4 compared to year end. These decreases resulted primarily from placing funds in alternative investments.

Net federal funds purchased and security repurchase agreements totaled $1.3 billion at March 31, 1997, $1.5 billion at year end and $993.4 million at March 31, 1996. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first three months of 1997, net funds purchased averaged $1.3 billion, compared to $929.0 million in the first three months of 1996, indicating more reliance on purchased funds to support earning assets in the first quarter of 1997 than in the same period last year.

Premises and equipment have increased $17.1 million since year end and $34.1 million since March 31, 1996. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since March 1996.

Other assets have increased $38.0 million since year end and $67.5 million since the first quarter of last year, due primarily to increased excess purchase price resulting from acquisitions, and increased mortgage servicing rights added by purchases of several mortgage servicing portfolios and the capitalization of mortgage servicing rights in accordance with Financial Accounting Standards Board Statement No. 122.

Total deposits have increased 12% since March of last year. The deposits acquired in connection with acquisitions resulted in a 9% increase, with the remaining 3% increase attributable to internal growth. The internal growth resulted primarily from increases in certificates of deposit and money market savings accounts. Since year end, total deposits have increased less than 1%, after adjusting for the deposits acquired in connection with acquisitions during the first quarter of 1997.

Long-term borrowings have increased $34.9 million since year end, but decreased $19.3 million since March 31, 1996. The increase in long-term borrowings since year end resulted from Federal Home Loan Bank advances acquired in connection with acquisitions. The decrease since the first quarter of 1996 resulted primarily from the paydown of Senior Bank Notes issued by Regions' Louisiana banking affiliate.

Regions currently has a shelf-registration statement outstanding pursuant to which it may offer up to $200 million of its unsecured, subordinated notes, debentures, bonds or other evidences of indebtedness. The amounts, dates and terms of any offering will be determined at a later date. Any offering will be made only by means of a prospectus.

Regions continues to be concerned about the general trend in litigation in Alabama state courts involving large damage awards against financial service company defendants. Regions directly or through its subsidiaries is party to approximately 81 cases in Alabama in the ordinary course of business, some of which seek class action treatment or punitive damages. The damage exposure in Alabama in any case and in the aggregate is difficult to estimate because the jury has broad discretion as to the amount of damages awarded. The U.S. Supreme Court overturned an Alabama case involving a large jury award, holding that the punitive damage award was so grossly excessive as to violate due process. Subsequently, the U.S. Supreme Court has returned several cases to the Alabama courts for reconsideration in light of its ruling. In addition, the Alabama Supreme Court has reduced several large damage awards against defendants that were awarded by lower court juries. In March of 1997, the Alabama Supreme Court reversed a precedent set in 1989 regarding reliance by plaintiffs on verbal representations which are not in agreement with written contracts. The 1989 ruling had been the source of significant litigation losses in the state and its reversal is viewed as a positive event.

Notwithstanding these concerns, Regions believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Regions' consolidated financial position.

Stockholders' equity was $1.7 billion at March 31, 1997, an in-crease of 16% over last year and an increase of 8% since year end. These increases resulted primarily from internally generated capi-tal and equity added in connection with acquisitions since March 1996. The unrealized loss on securities available for sale (net of taxes) totaled $3.2 million at March 31, 1997, and compared to an unrealized gain of $3.7 million at year end. Regions' ratio of equity to total assets was 8.69% at March 31, 1997, compared to 8.46% a year ago and 8.45% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At March 31, 1997, the loan to deposit ratio was 88.59%, compared to 83.65% a year ago and 88.46% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first three months of 1997 increased $27.1 million or 17%, compared to the same period in 1996. The increased net interest income resulted from a higher level of earning assets, combined with higher spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.31% in the first three months of 1997, compared to 4.22% in the same period in 1996. This ratio increased due primarily to changes in the product mix, both in interest-earning assets and interest-bearing liabilities and lower funding costs in the first quarter of 1997.

Total non-interest income increased $4.1 million or 7% over the first three months of 1996. Trust department income increased $147,000 or 2% on a year-to-year comparison. This resulted from growth in trust assets, due to internal growth, and increases in personal and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts due to acquisitions and internal growth, resulted in service charges on deposit accounts increasing $4.8 million or 24% in the first three months of 1997, compared to the same period in 1996. Mortgage servicing and origination fees increased $457,000 or 4% in the first three months of 1997 compared to the same period in 1996. Mortgage origination fees were up 4% due to increased volume of new loan production in the first quarter of 1997. Mortgage servicing fees increased 4% on a year-to-year comparison. The mortgage company's servicing portfolio totaled $12.7 billion at March 31, 1997. Other non-interest income decreased $1.7 million or 11% in the first three months of 1997, compared to the first three months of 1996, primarily due to lower capitalization of originated mortgage servicing rights partially offset by increased automated teller machine fees and increased trading account income.

Total non-interest expense increased $2.0 million or 1% in the first three months of 1997, compared to the same period in 1996. Excluding the non-recurring merger expenses in 1996, total non-interest expense was up $10.8 million or 9%. Acquisitions during the first quarter of 1997 added approximately $5.0 million to total non-interest expense. Salaries and employee benefits were up 13% in the first three months of 1997, due to an increase in the number of employees because of acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 9% in the first three months of 1997 over the same period in 1996, primarily because of additional expenses associated with branch offices and equipment added by the 1996 and 1997 acquisitions. A non-recurring pre-tax merger charge of $8.8 million was taken in the first quarter of 1996 related to the merger of First National Bancorp with Regions. This charge consisted primarily of investment banking and other professional fees, severance costs, data processing contract buyouts and obsolete equipment write-downs. Other non-interest expense increased $321,000 or 1% in the first three months of 1997, primarily because of increases in excess purchase price amortization partially offset by lower FDIC premiums related to the lower assessment rates on insured deposits, professional fees, computer services fees and stationery and printing costs.

Income tax expense increased $10.1 million over the first three months of 1996, due to an increase in federal taxable income, and an increase in taxable income as a percentage of total income.

Net income for the first quarter was $68.7 million--up 30% over the first quarter of last year. Annualized return on stockholders' equity increased to 16.24%, compared to 14.51% in the first three months of last year. Annualized return on assets also increased to 1.41% in the first three months of 1997, compared to 1.24% for the same period in 1996. First quarter of 1996 income, excluding the non-recurring merger expenses, was $58.3 million. Annualized return on stockholders' equity and return on assets were 16.01% and 1.37%, respectively, in the first quarter of 1996, excluding the non-recurring merger expenses.

Part II.	Other Information


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27) Financial Data Schedule (SEC use only)

		(b)	Reports on Form 8-K:

	None.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  May 12, 1997		 /s/ Robert P. Houston
			      	     Robert P. Houston
				Executive Vice President and
					  Comptroller
				(Chief Accounting Officer and
				  Duly Authorized Officer)