Form 10-Q
period 1997-06-30
REGIONS FINANCIAL CORP
filed 1997-08-14
CIK 36032

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C.  20549

                  FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1997	   	COMMISSION FILE NUMBER
 						     0-6159


    	         REGIONS FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)



	DELAWARE				63-0589368
	(State or other jurisdiction of		 (I.R.S. Employer
       incorporation or organization)		Identification No.)



	417 North 20th Street, Birmingham, Alabama		35202
	 (Address of principal executive offices)	(Zip Code)


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

Common Stock, $.625 Par Value-136,728,737 shares outstanding as of July 31, 1997

	REGIONS FINANCIAL CORPORATION

	INDEX



				Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		June 30, 1997, December 31, 1996
		and June 30, 1996				   2


		Consolidated Statement of Income -
		Three months ended June 30, 1997 and
		June 30, 1996 and Six months ended
		June 30, 1997 and June 30, 1996			   3


		Consolidated Statement of Cash Flows -
		Six months ended June 30, 1997 and
		June 30, 1996					    4


		Notes to Consolidated Financial Statements -
		June 30, 1997					    5




	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations		  7



	PART II.	OTHER INFORMATION


	Item 6.	Exhibits and Reports on Form 8-K		 14



	SIGNATURES						 15

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

				  June 30	December 31	 June 30
				    1997	   1996		   1996
ASSETS
Cash and due from banks		$   626,943	$   774,849	$   677,250
Interest-bearing deposits in
 other banks			     27,326	     33,191	     60,337
Investment securities		  2,434,760	  2,102,750	  2,103,436
Securities available for sale	  1,857,240 	  1,767,845	  1,864,209
Trading account assets		     20,474	     29,648	     11,691
Mortgage loans held for sale	    190,630	    169,861	    183,402
Federal funds sold and securities
 purchased under agreement
 to resell			    127,861	     20,842	     66,637
Loans				 15,178,876	 13,335,450	 12,389,999
Unearned income			    (29,292)	    (24,278)	    (18,032)
Loans, net of unearned income	 15,149,584	 13,311,172	 12,371,967
Allowance for loan losses	   (195,941)	   (175,548)	   (171,436)
	Net Loans		 14,953,643	 13,135,624	 12,200,531
Premises and equipment		    308,147	    276,890	    263,427
Interest receivable		    159,642	    139,333	    135,404
Due from customers on acceptances    47,115	     78,108	     16,400
Other assets			    461,161	    401,234	    337,884
				$21,214,942	$18,930,175	$17,920,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing		$ 2,170,630	$ 1,909,174	$ 1,968,463
 Interest-bearing		 14,653,759	 13,139,162	 12,646,253
	Total Deposits		 16,824,389	 15,048,336	 14,614,716
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase		  1,868,521	  1,549,729	  1,247,127
 Commercial paper		     22,384 	     40,367	     21,700
 Other short-term borrowings	     17,669	     21,831	      6,752
Total Short-term Borrowings	  1,908,574 	  1,611,927	  1,275,579
 Long-term borrowings		    419,513 	    447,269	    457,189
  Total Borrowed Funds		  2,328,087   	  2,059,196	  1,732,768
Bank acceptances outstanding	     47,115	     78,108	     16,400
Other liabilities		    198,123	    145,809	    113,941
Total Liabilities		 19,397,714	 17,331,449	 16,477,825
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 240,000,000 shares
  Issued, including treasury stock -
  136,722,982; 62,914,750; and
  62,676,642 shares, respectively     85,452	     39,322	     39,173
 Surplus			     598,824	    520,571	    518,512
 Undivided profits		   1,133,107	  1,050,606	    976,709
 Treasury stock, at cost - 0;
  260,000; and 1,800,000 shares,
  respectively			         -0-	    (12,356)	    (84,622)
 Unearned restricted stock	     (4,580)  	     (3,121)	     (3,146)
 Unrealized gain(loss) on securities
 available for sale,
 net of taxes			      4,425 	      3,704	     (3,843)
Total Stockholders' Equity	  1,817,228	  1,598,726	  1,442,783
				$21,214,942	$18,930,175	$17,920,608

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					 Three Months Ended		  Six Months Ended
					      June 30			     June 30
					  1997		1996		1997		1996
Interest Income:
 Interest and fees on loans		$329,063	$273,798	$640,140	$532,818
Interest on securities:
 Taxable interest income		  64,275	  61,602	 126,559	 120,663
 Tax-exempt interest income		   7,409	   5,021	  15,110	  10,937
  Total Interest on Securities		  71,684	  66,623	 141,669	 131,600
Interest on mortgage loans held for sale   2,486	   5,418	   6,857	   7,769
Income on federal funds sold
 and securities purchased under
 agreement to resell			   1,534	     496	   2,953	   1,840
Interest on time deposits in other banks     440	   2,338	   1,173	   3,464
Interest on trading account assets	     268	     233	     468	     420
	Total Interest Income		 405,475	 348,906	 793,260	 677,911
Interest Expense:
 Interest on deposits			 169,045	 145,395	 331,964	 285,428
 Interest on short-term borrowings 	  24,256	  15,893	  43,935	  31,153
 Interest on long-term borrowings	   7,135	   7,857	  15,293	  17,683
Total Interest Expense			 200,436	 169,145	 391,192	 334,264
	Net Interest Income		 205,039	 179,761	 402,068	 343,647
Provision for loan losses		  10,150	   7,442	  20,557	  14,316
 Net Interest Income After Provision
	  for Loan Losses		 194,889	 172,319	 381,511	 329,331

Non-Interest Income:
 Trust department income		   6,970	   7,017	  14,259	  14,157
 Service charges on deposit accounts	  26,506	  20,883	  52,285	  41,253
 Mortgage servicing and origination fees  13,230	  13,539	  26,712	  26,225
 Securities gains (losses)		      37	      23	     501	     154
 Other					  15,701	  10,780	  29,891	  26,135
Total Non-Interest Income		  62,444	  52,242	 123,648	 107,924

Non-Interest Expense:
 Salaries and employee benefits		  81,953	  69,505	 163,235	 139,279
 Net occupancy expense			   9,395	   7,804	  18,391	  15,471
 Furniture and equipment expense	   9,535 	   8,787	  18,393	  17,040
 Merger expenses			       0	       0	       0	   8,785
 Other					  47,413	  44,503	  90,013	  85,032
  Total Non-Interest Expense		 148,296	 130,599	 290,032	 265,607
Income Before Income Taxes		 109,037	  93,962	 215,127	 171,648
 Applicable income taxes		  35,632	  32,450	  71,392	  57,342
		Net Income		$ 73,405	$ 61,512	$143,735	$114,306

Average number of shares outstanding	 136,683	 124,394	 136,536	 124,182
Per share:
	Net income			   $0.54	   $0.49	   $1.05	   $0.92
	Cash dividends declared	    	   $0.20	  $0.175	   $0.40	   $0.35

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						   Six Months Ended
						        June 30
						1997		   1996

Operating Activities:
 Net income					$  143,735	$  114,306
Adjustments to reconcile net cash provided
 by operating activities:
  Depreciation and amortization of premises and
   equipment					    15,319	    13,430
  Provision for loan losses			    20,557	    14,316
  Net (accretion) amortization of securities	      (821)	      (747)
  Amortization of loans and other assets	    16,854	    11,196
  Amortization of deposits and borrowings	      (821)	      (822)
  Provision for losses on other real estate	       736	       219
  Deferred income taxes				    (5,972)	    (6,273)
  (Gain) loss on sale of premises and equipment	      (411)	      (532)
  Realized security (gains) losses 	 	      (501)	      (154)
  Decrease in trading account assets	    	     9,174	    17,179
  Decrease (increase) in mortgages held for sale    16,951	   (66,315)
  (Increase) in interest receivable	    	   (14,884)	   (14,454)
  (Increase) in other assets			   (64,871)	   (28,179)
  Increase (decrease) in other liabilities 	    20,632	   (44,752)
  Stock issued to employees			     8,537	     5,723
  Other						       899	     1,382
 Net Cash Provided By Operating Activities	   165,113	    15,523

Investing Activities:
 Net (increase) in loans			  (886,003)	  (831,136)
 Proceeds from sale of securities
  available for sale				     8,792	     7,560
 Proceeds from maturity of investment securities   233,270	   341,700
 Proceeds from maturity of securities available
  for sale					   170,947	   240,691
 Purchase of investment securities 	 	  (304,382)	  (392,732)
 Purchase of securities available for sale	   (45,537)	  (325,916)
 Net decrease (increase) in interest-bearing
  deposits in other banks			    40,475	    (3,860)
 Proceeds from sale of premises and equipment	     3,818	     2,173
 Purchase of premises and equipment		   (18,854)	   (23,506)
 Net decrease in customers' acceptance liability    30,993 	    34,886
 Net cash received in acquisitions		   170,646	    42,667
	Net Cash (Used) By Investing Activities	  (595,835)	  (907,473)

Financing Activities:
 Net increase in deposits			   305,340	 1,117,104
 Net increase in short-term borrowings	   	   254,582 	   206,982
 Proceeds from long-term borrowings		     2,165	     2,717
 Payments on long-term borrowings		   (74,046)	  (176,725)
 Net (decrease) in bank acceptance liability	   (30,993)	   (34,886)
 Cash dividends					   (54,377)	   (43,567)
 Purchase of treasury stock for acquisitions	   (14,959)	   (91,932)
 Proceeds from exercise of stock options	     2,123	     2,644
Net Cash Provided By Financing Activities	   389,835 	   982,337
(Decrease) Increase In Cash And Cash Equivalents   (40,887)	    90,387
  Cash and Cash Equivalents, Beginning of Period   795,691	   653,500

Cash And Cash Equivalents, End of Period	$  754,804 	$  743,887

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997



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

NOTE B -- Completed Acquisitions

On May 15, 1997, Regions paid $18 million in exchange for all the outstanding stock of First Mercantile National Bank of Longwood,
Florida. This transaction, accounted for as a purchase, added $157 million in assets.

On May 31, 1997, Regions issued 2,159,922 shares of common stock in exchange for all the outstanding stock of The New Iberia
Bancorp, Inc. of New Iberia, Louisiana. The New Iberia transaction, accounted for as a pooling of interests, added approximately $313 million in assets.

On June 1, 1997, Regions issued 677,032 shares of common stock in exchange for all the outstanding common stock of First Bankshares, Inc. of Hapeville, Georgia. The First Bankshares transaction, accounted for as a pooling of interests, added $127 million in assets.

On June 13, 1997, Regions issued 1,022,844 shares of common stock in exchange for all the outstanding common stock of SB&T
Corporation of Smyrna, Georgia. The SB&T transaction, accounted for as a pooling of interests, added $148 million in assets.

Prior year financial information has not been restated to give effect to the acquisitions accounted for as poolings of interests since they are not material.


NOTE C - Pending Acquisition

Regions currently has only one pending acquisition which is summarized in the following table. The GF transaction is expected to be accounted for as a purchase and is subject to applicable shareholder and regulatory approvals.



								Expected
 								Number of
								Shares of
		Approximate					Regions to
		Asset Size	Type of		Exchange	be issued(2)
Institution	(in millions)	Consideration	Ratio		(in 000's)

GF Bancshares
Inc., of 			Regions
Griffin, 			Common
Georgia		$97		Stock		0.58776(1)	556



(1) - Subject to adjustment based on the average of the last sales price of Regions common stock on the Nasdaq National Market over a specified period.
(2) - Based on the number of shares of outstanding stock of the institution as of the announcement date, and without adjustment in the exchange ratio.


NOTE D - New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share in the first and second quarters of 1996 and 1997, is not expected to be material.




Management's Discussion and Analysis
of Financial Condition and Results of Operations


Regions' total assets at June 30, 1997, were $21.2 billion--an increase of 18% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans, due to acquisition activity and internal growth. Since year-end 1996, total assets have increased 12%, due primarily to acquisition activity.

Comparisons with the prior year are affected by acquisition activity. Prior year financial information has not been restated to give effect to acquisitions accounted for as poolings of interest since the effect is not material. Relevant 1996 and 1997 acquisitions are summarized as follows:


Date		Company 	Headquarters	Total Assets	Accounting
Acquired	Acquired	Location	(in thousands)	Treatment

August		Delta Bank &	Belle Chasse,
1996		Trust Company	Louisiana	  $190,547	Purchase

August		First Gwinnett
1996		Bancshares,	Norcross,
		Inc.		Georgia		    68,364	Purchase

August 		Rockdale	Conyers,
1996		Community Bank	Georgia		    47,457	Purchase

September	American
1996		Bancshares of	Houma,
		Houma, Inc. 	Louisiana	    88,743	Purchase

January 	Florida First	Panama City,
1997		Bancorp, Inc.	Florida		   286,515	Purchase

January 	Allied
1997		Bankshares,	Thomson,
		Inc.  		Georgia		   559,815	Pooling

March		West Carroll
1997		Bancshares,	Oak Grove,
		Inc.		Louisiana	   127,145	Pooling

April 		Gulf South
1997		Bancshares,	Gretna,
		Inc.		Louisiana	    55,363	Purchase

May		First
1997		Mercantile	Longwood
		National Bank	Florida		   157,434	Purchase

May		The New Iberia	New Iberia,
1997		Bancorp, Inc.	Louisiana	   313,494	Pooling

June		First
1997		Bankshares	Hapeville,
		Inc.		Georgia		   126,826	Pooling

June		SB&T		Smyrna,
1997		Corporation	Georgia		   147,709	Pooling

Loans have increased 22% since a year ago. Loans added from the seven purchase acquisitions, combined with the five pooling transactions, accounted for a 9% increase in loans. The remaining 13% increase was attributable to internal growth, primarily in commercial, consumer and real estate loans. Since year-end, total loans have increased 14%, due to $953 million in loans added by acquisitions and $885 million in internal growth. The average yield on loans during the first six months of 1997 was 8.89%, compared to 9.01% during the same period in 1996. This decrease was primarily the result of lower average base lending rates.

Non-performing assets were as follows (in thousands):

			June 30,	Dec. 31,	June 30,
			  1997		  1996		  1996

Non-accruing loans	$ 85,049	$ 60,202	$ 49,533
Loans past due 90
 days or more		  21,612  	  26,532	  18,326
Renegotiated loans	   5,644	   3,625	   6,152
Other real estate	  12,015	  10,736	   9,810

  Total			$124,320	$101,095	$ 83,821

Non-performing assets
 as a percentage of
 loans and other real
 estate			   .82%		    .76%	    .68%

Non-accruing loans have increased $35.5 million since June of last year and $24.8 million since year end. These increases were mainly in the real estate and installment categories. At June 30, 1997, real estate loans comprised $43.8 million of total non-accruing loans, with commercial loans accounting for $16.8 million and installment loans $24.5 million. Other real estate increased $1.3 million since year end, and $2.2 million since June 1996, due primarily due to acquisition activity.



Activity in the allowance for loan losses is summarized as follows
(in thousands):

  			       		June 30, 	June 30,
					  1997		  1996

Balance at beginning of year		$175,548	$159,487
 Net loans charged-off (recovered):
	Commercial			  (3,771)	  (1,552)
	Real estate			    (419)	    (209)
	Installment			  18,108	   6,966

		Total			  13,918	   5,205

Allowance of acquired banks		  13,754	   2,838

Provision charged to expense		  20,557	  14,316

Balance at end of period		$195,941	$171,436


Net loan losses in the first six months of 1997 were 0.19% of loans (annualized), compared to 0.09% of loans (annualized) in the first six months of 1996. Higher installment charge-offs in the first half of 1997, partially offset by recoveries of prior period real estate and commercial loans charge-offs, resulted in higher net loan losses in 1997. At June 30, 1997, the allowance for loan losses stood at 1.29% of loans, compared to 1.39% a year ago and 1.32% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 174% and 158%, respectively, at June 30, 1997, compared to 232% and 205%, respectively, at June 30, 1996.

The allowance for loan losses is maintained at a level deemed ade-quate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 1997, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have increased 8% since a year ago and 11% since year end, as a result of securities added in the first half of 1997 by acquisitions.

Mortgage loans held for sale have increased $7.2 million since June 30, 1996 and $20.8 million since year end as a result of higher levels of residential mortgage loan production at Regions' mortgage banking subsidiary during the first half of 1997. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $933 million during the first half of 1997, compared to $895 million during the same time period in 1996.

Interest-bearing deposits in other banks at June 30, 1997 totaled
$27.3 million, a decrease of $33.0 million compared to a year ago and $5.9 compared to year end. These decreases resulted primarily from placing funds in alternative investments.

Net federal funds purchased and security repurchase agreements totaled $1.7 billion at June 30, 1997, $1.5 billion at year end and $1.2 billion at June 30, 1996. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first six months of 1997, net funds purchased averaged $1.4 billion, compared to $1.0 billion in the first six months of 1996, indicating more reliance on purchased funds to support earning assets in the first half of 1997 than in the same period last year.

Premises and equipment have increased $31.3 million since year end and $44.7 million since June 30, 1996. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since June 1996.

Other assets have increased $59.9 million since year end and $123.3 million since the second quarter of last year, due primarily to increased excess purchase price resulting from acquisitions, and increased mortgage servicing rights added by purchases of several mortgage servicing portfolios and the capitalization of mortgage servicing rights in accordance with Financial Accounting Standards Board Statement No. 122.

Total deposits have increased 15% since June of last year. The deposits acquired in connection with acquisitions resulted in a 12% increase, with the remaining 3% increase attributable to internal growth. The internal growth resulted primarily from increases in certificates of deposit accounts. Since year end, total deposits have increased 2%, after adjusting for the deposits acquired in connection with acquisitions during the first half of 1997.

Long-term borrowings have decreased $27.8 million since year end, and $37.7 million since June 30, 1996. These decreases resulted primarily from the paydown of Senior Bank Notes issued by Regions' Louisiana banking affiliate and scheduled payments on other long-term borrowings .

Regions continues to be concerned about the general trend in litigation in Alabama state courts involving large damage awards against financial service company defendants. Regions directly or through its subsidiaries is party to approximately 77 cases in Alabama in the ordinary course of business, some of which seek class action treatment or punitive damages. The damage exposure in Alabama in any case and in the aggregate is difficult to estimate because the jury has broad discretion as to the amount of damages awarded. The U.S. Supreme Court overturned an Alabama case involving a large jury award, holding that the punitive damage award was so grossly excessive as to violate due process. Subsequently, the U.S. Supreme Court has returned several cases to the Alabama courts for reconsideration in light of its ruling. In addition, the Alabama Supreme Court has reduced several large damage awards against defendants that were awarded by lower court juries. In March of 1997, the Alabama Supreme Court reversed a precedent set in 1989 regarding reliance by plaintiffs on verbal representations which are not in agreement with written contracts. The 1989 ruling had been the source of significant litigation losses in the state and its reversal is viewed as a positive event.

Notwithstanding these concerns, Regions believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Regions' consolidated financial position.

Stockholders' equity was $1.8 billion at June 30, 1997, an in-crease of 26% over last year and an increase of 14% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since June 1996. The unrealized gain on securities available for sale (net of taxes) totaled $4.4 million at June 30, 1997, and of $3.7 million at year end. Regions' ratio of equity to total assets was 8.57% at June 30, 1997, compared to 8.05% a year ago and 8.45% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At June 30, 1997, the loan to deposit ratio was 90.05%, compared to 84.65% a year ago and 88.46% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first six months of 1997 increased $58.4 million or 17%, compared to the same period in 1996. The increased net interest income resulted from a higher level of earning assets, combined with higher spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.32% in the first six months of 1997, compared to 4.31% in the same period in 1996. For the second quarter of 1997, net interest income increased $25.3 million or 14%, over the second quarter of 1996, due to increased earning assets and higher spreads on those assets.

Total non-interest income increased $15.7 million or 15% over the first half of 1996 and $10.2 million or 20% over the second quarter of 1996. Trust department income increased $102,000 or 1% on a year-to-year comparison but decreased $47,000 on a quarterly comparison. Increased charges for selected deposit account services, coupled with an increase in the number of deposit ac-counts due to acquisitions and internal growth, resulted in service charges on deposit accounts increasing $11.0 million or 27% in the first half of 1997, compared to the same period in 1996 and $5.6 million or 27% over the second quarter of 1996. Mortgage servicing and origination fees increased $487,000 or 2% in the first six months of 1997 compared to the same period in 1996 but for the second quarter of 1997 decreased $309,000 or 2% compared to the second quarter of 1996. Mortgage origination fees were down 1% due to differences in product mixes and competitive pricing pressures. Mortgage servicing fees increased 1% on a year-to-year comparison. The mortgage company's servicing portfolio totaled $12.8 billion at June 30, 1997. Other non-interest income increased $3.8 million or 14% in the first six months of 1997, compared to the first six months of 1996, and $4.9 million or 46% compared to the second quarter of 1996, primarily due to increased automated teller machine fees and increased trading account income.

Total non-interest expense increased $24.4 million or 9% in the first six months of 1997, compared to the same period in 1996 and $17.7 million or 14% in the second quarter compared to the same period in 1996. Excluding the non-recurring merger expenses in 1996, total non-interest expense was up $33.2 million or 13%. Salaries and employee benefits were up 17% in the first six months of 1997, and 18% in the second quarter of 1997 compared to the same periods in 1996 due to an increase in the number of employees because of acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 13% in the first six months of 1997 over the same period in 1996 and 14% over the second quarter of 1996, primarily because of additional expenses associated with branch offices and equipment added by the 1996 and 1997 acquisitions. A non-recurring pre-tax merger charge of $8.8 million was taken in the first quarter of 1996 related to the merger of First National Bancorp with Regions. This charge consisted primarily of investment banking and other professional fees, severance costs, data processing contract buyouts and obsolete equipment write-downs. Other non-interest expense increased $5.0 million or 6% in the first six months of 1997 and $2.9 million or 7% in the second quarter over comparable 1996 periods, primarily because of increases in excess purchase price and mortgage servicing rights amortization, partially offset by lower FDIC premiums related to the lower assessment rates on insured deposits, and lower professional fees, computer services fees and stationery and printing costs.

Income tax expense increased $14.1 (25%) million over the first six months of 1996 and $3.2 million (10%) over the second quarter of 1996, due to an increase in federal taxable income, and an increase in taxable income as a percentage of total income.

Net income for the first half of 1997 was $143.7 million--up 26% over the same period last year. Net income for the second quarter was $73.4 million--up 19% over the second quarter of last year. Annualized return on stockholders' equity increased to 16.22%, compared to 15.53% in the first six months of last year.
Annualized return on assets also increased to 1.41% in the first six months of 1997, compared to 1.32% for the same period in 1996. First six months of 1996 income, excluding the non-recurring merger expenses, was $119.8 million. Annualized return on stockholders' equity and return on assets were 16.27% and 1.38%, respectively, in the first half of 1996, excluding the non-recurring merger expenses.

<[age>
Part II.	Other Information


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27) Financial Data Schedule (SEC use only)

		(b)	Reports on Form 8-K:

	None.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  August 13, 1997		 /s/ Robert P. Houston
				Robert P. Houston
			Executive Vice President and
				  Comptroller
			(Chief Accounting Officer and
			  Duly Authorized Officer)