Form 10-Q/A
period 1997-06-30
REGIONS FINANCIAL CORP
filed 1997-08-14
CIK 36032

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

	REGIONS FINANCIAL CORPORATION

	INDEX



				Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		June 30, 1997, December 31, 1996
		and June 30, 1996				   2


		Consolidated Statement of Income -
		Three months ended June 30, 1997 and
		June 30, 1996 and Six months ended
		June 30, 1997 and June 30, 1996			   3


		Consolidated Statement of Cash Flows -
		Six months ended June 30, 1997 and
		June 30, 1996					    4


		Notes to Consolidated Financial Statements -
		June 30, 1997					    5




	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations		  7



	PART II.	OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of
         Security Holders                   14

	Item 6.	Exhibits and Reports on Form 8-K		 14



	SIGNATURES						 15

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

				  June 30	December 31	 June 30
				    1997	   1996		   1996
ASSETS
Cash and due from banks		$   626,943	$   774,849	$   677,250
Interest-bearing deposits in
 other banks			     27,326	     33,191	     60,337
Investment securities		  2,434,760	  2,102,750	  2,103,436
Securities available for sale	  1,857,240 	  1,767,845	  1,864,209
Trading account assets		     20,474	     29,648	     11,691
Mortgage loans held for sale	    190,630	    169,861	    183,402
Federal funds sold and securities
 purchased under agreement
 to resell			    127,861	     20,842	     66,637
Loans				 15,178,876	 13,335,450	 12,389,999
Unearned income			    (29,292)	    (24,278)	    (18,032)
Loans, net of unearned income	 15,149,584	 13,311,172	 12,371,967
Allowance for loan losses	   (195,941)	   (175,548)	   (171,436)
	Net Loans		 14,953,643	 13,135,624	 12,200,531
Premises and equipment		    308,147	    276,890	    263,427
Interest receivable		    159,642	    139,333	    135,404
Due from customers on acceptances    47,115	     78,108	     16,400
Other assets			    461,161	    401,234	    337,884
				$21,214,942	$18,930,175	$17,920,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing		$ 2,170,630	$ 1,909,174	$ 1,968,463
 Interest-bearing		 14,653,759	 13,139,162	 12,646,253
	Total Deposits		 16,824,389	 15,048,336	 14,614,716
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase		  1,868,521	  1,549,729	  1,247,127
 Commercial paper		     22,384 	     40,367	     21,700
 Other short-term borrowings	     17,669	     21,831	      6,752
Total Short-term Borrowings	  1,908,574 	  1,611,927	  1,275,579
 Long-term borrowings		    419,513 	    447,269	    457,189
  Total Borrowed Funds		  2,328,087   	  2,059,196	  1,732,768
Bank acceptances outstanding	     47,115	     78,108	     16,400
Other liabilities		    198,123	    145,809	    113,941
Total Liabilities		 19,397,714	 17,331,449	 16,477,825
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 240,000,000 shares
  Issued, including treasury stock -
  136,722,982; 62,914,750; and
  62,676,642 shares, respectively     85,452	     39,322	     39,173
 Surplus			     598,824	    520,571	    518,512
 Undivided profits		   1,133,107	  1,050,606	    976,709
 Treasury stock, at cost - 0;
  260,000; and 1,800,000 shares,
  respectively			         -0-	    (12,356)	    (84,622)
 Unearned restricted stock	     (4,580)  	     (3,121)	     (3,146)
 Unrealized gain(loss) on securities
 available for sale,
 net of taxes			      4,425 	      3,704	     (3,843)
Total Stockholders' Equity	  1,817,228	  1,598,726	  1,442,783
				$21,214,942	$18,930,175	$17,920,608

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

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on May 14, 1997, five nominees were elected as directors of Regions to serve three year terms, and the terms of seven directors continued beyond the meeting. The directors elected at the 1997 Annual Meeting were James B. Boone, Jr. (59,526,728 votes in favor and 747,208 votes withheld), Albert P. Brewer (59,516,196 votes in favor and 757,740 votes withheld), James S. M. French (59,524,379 votes in favor and 749,557 votes withheld), Richard D. Horsley (59,525,303 votes in favor and 748,633 votes withheld), and J. Stanley Mackin (59,483,158 votes in favor and 790,778 votes withheld).

        In addition, the stockholders approved an amendment to
        Article IV of the Certificate of Incorporation to increase the number of authorized shares of common stock from 120,000,000 to 240,000,000 (58,311,048 votes in favor,
        1,583,659 votes against, 379,229 votes abstained, and 3,412,481 broker nonvotes).

        At an adjournment of the Annual Meeting reconvened on June 13, 1997, the stockholders approved an amendment to
        Article IV of the Certificate of Incorporation to authorize a class of 5,000,000 shares of preferred stock (49,971,564 votes in favor, 5,704,831 votes against, 1,185,060 votes abstained, and 3,412,481 broker nonvotes). Under the terms of Article IV as so amended, the board of directors has the authority to divide such preferred shares into series and to establish the relative voting powers, designations, preferences, rights and qualifications, limitations, or restrictions with respect to each series, in accordance with the General Corporation Law of the State of Delaware.


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