Form 10-Q
period 1997-09-30
REGIONS FINANCIAL CORP
filed 1997-11-14
CIK 36032

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                      FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1997	COMMISSION FILE NUMBER
					     0-6159


	REGIONS FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)



	DELAWARE				63-0589368
	(State or other jurisdiction of		 (I.R.S. Employer
	 incorporation or organization)	Identification No.)



	417 North 20th Street, Birmingham, Alabama		35202
	 (Address of principal executive offices)	(Zip Code)


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

Common Stock, $.625 Par Value-136,148,636 shares outstanding as of October 31, 1997

	REGIONS FINANCIAL CORPORATION

	INDEX



				Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statement of Condition -
		September 30, 1997, December 31, 1996
			and September 30, 1996			   2


		Consolidated Statement of Income -
		Three months ended September 30, 1997 and
			September 30, 1996 and Nine months ended
			September 30, 1997 and September 30, 1996			   3


		Consolidated Statement of Cash Flows -
		Nine months ended September 30, 1997 and
			September 30, 1996			     4


		Notes to Consolidated Financial Statements -
			September 30, 1997			     5




	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations		  8



	PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K			 15



	SIGNATURES					 16

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

				September 30	December 31	September 30
				    1997	    1996	    1996
ASSETS
Cash and due from banks	 	 $  753,391	$  774,849	$   791,284
Interest-bearing deposits in
 other banks		  	     29,542	    33,191	     46,187
Investment securities		  2,656,619	    2,102,750	  2,125,025
Securities available for sale	  1,729,544 	 1,767,845	  1,880,650
Trading account assets		     23,217	    29,648	     14,693
Mortgage loans held for sale	    263,820	   169,861	    126,862
Federal funds sold and securities
 purchased under agreement to
 resell				    183,984	    20,842	     78,085
Loans				 15,855,073	13,335,450	 13,056,662
Unearned income			    (31,413)	   (24,278)	    (24,424)
 Loans, net of unearned income	 15,823,660	13,311,172	 13,032,238
Allowance for loan losses	   (196,118)	  (175,548)	   (178,435)
 Net Loans			 15,627,542	13,135,624	 12,853,803
Premises and equipment		    310,020	   276,890	    273,278
Interest receivable		    161,783	   139,333	    139,110
Due from customers on acceptances    29,976	    78,108	     11,662
Other assets			    472,459	   401,234	    390,785
				$22,241,897	$18,930,175	$18,731,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing		 $2,412,614      $1,909,174	 $2,111,852
Interest-bearing		 15,211,128      13,139,162	 13,075,098
	Total Deposits		 17,623,742      15,048,336	 15,186,950
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase  		  2,025,069       1,549,729        1,342,771
  Commercial paper		     23,384          40,367           21,200
  Other short-term borrowings	     18,751	     21,831	       1,765
   Total Short-term Borrowings	  2,067,204       1,611,927	   1,365,736
 Long-term borrowings		    402,627	    447,269          447,959
Total Borrowed Funds		  2,469,831       2,059,196        1,813,695
Bank acceptances outstanding	     29,976	     78,108	      11,662
Other liabilities		    266,855	    145,809	     164,377
 Total Liabilities		 20,390,404	 17,331,449	  17,176,684
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 240,000,000 shares
  Issued, including treasury stock -
  136,820,461; 62,914,750; and
  62,810,998 shares, respectively    85,513          39,322 	      39,257
 Surplus			    598,400	    520,571	     519,144
 Undivided profits		  1,179,323	  1,050,606	   1,012,331
 Treasury stock, at cost-500,000;
  260,000; and 260,000 shares,
  respectively			    (17,279)	    (12,356)	     (12,356)
 Unearned restricted stock	     (4,107)         (3,121)	      (2,854)
 Unrealized gain(loss) on securities
  available for sale, net of taxes     9,643           3,704	        (782)
Total Stockholders' Equity	   1,851,493	   1,598,726	   1,554,740
				 $22,241,897     $18,930,175	 $18,731,424

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Three Months Ended		Nine Months Ended
					   September 30			   September 30
					1997		1996		1997		1996
Interest Income:
 Interest and fees on loans		$345,750	$280,853	$  985,890 	$  813,671
 Interest on securities:
  Taxable interest income		  63,886	  58,780	   190,445	   179,443
  Tax-exempt interest income		   7,342	   5,718	    22,452	    16,655
 Total Interest on Securities		  71,228	  64,498	   212,897	   196,098
 Interest on mortgage loans
  held for sale		   		   4,506	   4,286	    11,363	    12,055
 Income on federal funds sold
  and securities purchased under
  agreement to resell			   1,847	     314	     4,800	     2,154
 Interest on time deposits in
  other banks		    		     436	     913	     1,609	     4,377
 Interest on trading account assets	      58	     376	       526	       796
Total Interest Income			 423,825	 351,240	 1,217,085	 1,029,151

Interest Expense:
 Interest on deposits			 178,128	 149,594	 510,092	   435,022
 Interest on short-term borrowings	  26,878	  17,408	  70,813	    48,561
 Interest on long-term borrowings	   6,848	   7,307	  22,141	    24,990
Total Interest Expense			 211,854	 174,309	 603,046	   508,573
  Net Interest Income			 211,971	 176,931	 614,039	   520,578
Provision for loan losses		  10,892	   7,418	  31,449	    21,734
  Net Interest Income After
   Provision for Loan Losses		 201,079	 169,513	 582,590	   498,844

Non-Interest Income:
 Trust department income		   7,716	   6,852	  21,975	    21,009
 Service charges on deposit accounts	  28,928	  22,237	  81,213	    63,490
 Mortgage servicing and origination fees  14,437	  12,496	  41,149	    38,721
 Securities gains (losses)		      40	     105	     541	       259
 Other					  15,624	  13,404	  45,515	    39,539
Total Non-Interest Income		  66,745	  55,094	 190,393	   163,018

Non-Interest Expense:
 Salaries and employee benefits		  85,927	  68,992	 249,162	   208,271
 Net occupancy expense			   9,419	   8,983	  27,810	    24,454
 Furniture and equipment expense	   9,575	   8,540	  27,968	    25,580
 SAIF assessment and merger expenses	       0	  21,010   	       0	    29,795
 Other					  46,735	  42,823	 136,748	   127,855
Total Non-Interest Expense		 151,656	 150,348	 441,688	   415,955
 Income Before Income Taxes		 116,168	  74,259	 331,295	   245,907
Applicable income taxes			  39,200	  23,680	 110,592	    81,022
  Net Income				$ 76,968	$ 50,579	$220,703	  $164,885

Average number of shares outstanding  	 136,505	 123,520	 136,526	   123,960
Per share:
	Net income			   $0.56	   $0.41	   $1.62	     $1.33
	Cash dividends declared	    	   $0.20	   $0.175	   $0.60	     $0.525

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						   Nine Months Ended
						     September 30
						1997		1996

Operating Activities:
 Net income					$ 220,703	$  164,885
 Adjustments to reconcile net cash provided
   by operating activities:
  Depreciation and amortization of premises and
    equipment					   23,728	    20,502
  Provision for loan losses			   31,449	    21,734
  Net (accretion) of securities			     (721)	    (1,386)
  Amortization of loans and other assets	   25,446	     17,140
  Amortization of deposits and borrowings	   (1,232)	    (1,232)
  Provision for losses on other real estate   	        7	       598
  Deferred income taxes				   (6,679)	    (9,298)
  Loss (gain) on sale of premises and equipment	      572	      (724)
  Realized security (gains) 	 		     (541)	      (259)
  Decrease in trading account assets	    	    6,431	    14,177
  (Increase) in mortgages held for sale		  (56,239)	    (9,775)
  (Increase) in interest receivable		  (17,025)	   (16,112)
  (Increase) in other assets			  (84,153)	   (74,593)
  Increase in other liabilities 	 	   86,980	     5,572
  Stock issued to employees			    8,537	     5,723
  Other						    1,373	     1,867
   Net Cash Provided By Operating Activities	  238,636	   138,819

Investing Activities:
 Net (increase) in loans	               (1,570,673)	(1,000,837)
 Proceeds from sale of securities available
  for sale				   	    8,687	   163,704
 Proceeds from maturity of investment securities  586,495	   421,761
 Proceeds from maturity of securities available
  for sale					  392,282	   348,674
 Purchase of investment securities 	 	 (874,319)	  (452,286)
 Purchase of securities available for sale  	 (135,971)	  (443,808)
 Net decrease in interest-bearing deposits
  in other banks				   38,259	    17,448
 Proceeds from sale of premises and equipment	    4,730	     7,223
 Purchase of premises and equipment		  (31,031)	   (31,228)
 Net decrease in customers' acceptance liability   48,132 	    39,624
 Net cash received in acquisitions		  167,146	   133,825
  Net Cash (Used) By Investing Activities      (1,366,263)	  (795,900)

Financing Activities:
 Net increase in deposits			1,104,693	   951,328
 Net increase in short-term borrowings	   	  413,212 	   293,455
 Proceeds from long-term borrowings		    2,000	     8,416
 Payments on long-term borrowings		  (90,356)	  (191,244)
 Net (decrease) in bank acceptance liability	  (48,132)	   (39,624)
 Cash dividends					  (81,628)	   (65,529)
 Purchase of treasury stock for acquisitions	  (32,238)	   (87,621)
 Proceeds from exercise of stock options	    1,760	     3,769
 Net Cash Provided By Financing Activities	1,269,311 	   872,950
  Increase In Cash And Cash Equivalents		  141,684	   215,869
Cash and Cash Equivalents, Beginning of Period	  795,691	   653,500

Cash And Cash Equivalents, End of Period	$ 937,375 	$  869,369

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1997



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


NOTE B -- Completed Acquisitions

During the third quarter, no acquisitions were consummated by the Registrant.


NOTE C - Pending Acquisitions

Regions currently has six pending acquisitions, which are summarized in the following table. All of the transactions are expected to be accounted for as poolings of interest with the exception of the GF Bancshares, Inc. transaction, which is expected to be accounted for as a purchase. All of the following are subject to applicable shareholder and regulatory approvals.



								Expected
								Number of
								Shares of
		Approximate					Regions to
		Asset Size	Type of		Exchange	be Issued(1)
Institution	(in millions)	Consideration	Ratio		(in 000's)

GF Bancshares
Inc., of 			Regions
Griffin, 			Common
Georgia		$99		Stock		0.58776(2)	  556

PALFED, Inc. 			Regions
of Aiken, 			Common
South Carolina	$669		Stock		0.7000(3)	3,709

First United
Bancorporation			Regions
of Anderson,			Common
South Carolina	$297		Stock		0.5173		2,055

Greenville
Financial
Corporation of			Regions
Greenville,			Common
South Carolina	$136		Stock		1.2000		  955

St. Mary
Holding
Corporation of 			Regions
Franklin, 			Common
Louisiana	$113		Stock		2.1000(3)	  828

Key Florida
Bancorp, Inc. 			Regions
of Bradenton, 			Common
Florida		$212		Stock		0.3666		1,011

(1) - Based on the number of shares of outstanding stock of the institution as of the announcement date, and without adjustment in the exchange ratio.
(2) - To be adjustment based on the average of the last sales price of Regions Common Stock on the Nasdaq National Market over a specified period.
(3) - Subject to possible adjustment.




NOTE D - New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, 'Earnings Per Share', which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share in the first, second and third quarters of 1996 and 1997, is not expected to be material.

NOTE E - Year 2000 Compliance

Regions is implementing a program designed to ensure that its operational and financial systems will be Year 2000 compliant. The program involves examining both Regions' propriety operating systems and Regions' vendor-provided systems. The majority of application systems used by Regions are products of established national vendors, which Regions is working with to ensure that these systems are Year 2000 compliant. The total costs to be incurred for Year 2000 compliance have not been specifically determined. Although Year 2000 compliance does involve significant risk, management believes that it is taking the necessary steps to ensure that Regions' operating and financial systems will be Year 2000 compliant.

Management's Discussion and Analysis
of Financial Condition and Results of Operations


Regions' total assets at September 30, 1997, were $22.2 bil-lion--an increase of 19% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans, due to acquisition activity and internal growth. Since year-end 1996, total assets have increased 17%, due primarily to acquisition activity and strong internal growth.

Comparisons with the prior year are affected by acquisition activity. Prior year financial information has not been restated to give effect to acquisitions accounted for as poolings of interest since the effect is not material. Relevant 1997 acquisitions are summarized as follows:


Date 		Company		Headquarters	Total Assets	Accounting
Acquired	Acquired	Location	(in thousands)	Treatment

January 	Florida First	Panama City,
1997		Bancorp, Inc.	Florida		  $286,515	Purchase

January 	Allied
1997		Bankshares,	Thomson,
		Inc.  		Georgia		   559,815	Pooling

March 		West Carroll
1997		Bancshares,	Oak Grove,
		Inc.  		Louisiana	   127,145	Pooling

April 		Gulf South
1997		Bancshares,	Gretna,
		Inc.   		Louisiana	    55,363	Purchase

May		First
1997		Mercantile 	Longwood,
		National Bank	Florida		   157,434	Purchase

May		The New Iberia	New Iberia,
1997		Bancorp, Inc.	Louisiana	   313,494	Pooling

June		First
1997		Bankshares, 	Hapeville,
		Inc.		Georgia		   126,826	Pooling

June		SB&T		Smyrna,
1997		Corporation	Georgia		   147,709	Pooling

Loans have increased 21% since a year ago. Loans added from the three purchase acquisitions, combined with the five pooling transactions, accounted for a 7% increase in loans. The remaining 14% increase was attributable to internal growth, primarily in commercial and real estate loans. Since year-end, total loans have increased 19%, due to $953 million in loans added by acquisitions and $1.6 billion in internal growth. The average yield on loans during the first nine months of 1997 was 8.90%, compared to 8.95% during the same period in 1996. This decrease was primarily the result of lower average base lending rates.

Non-performing assets were as follows (in thousands):

			Sept. 30,	Dec. 31,	Sept. 30,
			  1997		  1996		  1996

Non-accruing loans	$ 89,491	$ 60,202	$ 56,819
Loans past due 90
 days or more		  19,053  	  26,532	  25,161
Renegotiated loans	   5,030	   3,625	   3,643
Other real estate	  14,294	  10,736	   9,853

  Total			$127,868	$101,095	$ 95,476

Non-performing assets
 as a percentage of
 loans and other real
 estate			   .81%		    .76%	    .73%

Non-accruing loans have increased $32.7 million since September of last year and $29.3 million since year end. These increases were mainly in the real estate and installment categories. At September 30, 1997, real estate loans comprised $39.0 million of total non-accruing loans, with commercial loans accounting for $19.2 million and installment loans $31.3 million. Other real estate increased $3.6 million since year end, and $4.4 million since September 1996, due primarily to acquisition activity.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

	        			Sept. 30, 	Sept. 30,
					  1997		  1996

Balance at beginning of year		$175,548	$159,487
Net loans charged-off (recovered):
	Commercial			  (2,095)	  (1,187)
	Real estate			    (567)	  (1,323)
	Installment			  27,295	  11,432

		Total			  24,633	   8,922

Allowance of acquired banks		  13,754	   6,136

Provision charged to expense		  31,449	  21,734

Balance at end of period		$196,118	$178,435




Net loan losses in the first nine months of 1997 were 0.22% of loans (annualized), compared to 0.10% of loans (annualized) in the first nine months of 1996. Higher installment loan charge-offs in the first three quarters of 1997, partially offset by recoveries of prior period commercial and real estate loan charge-offs, resulted in higher net loan losses in 1997. The higher installment loan charge-offs in 1997 resulted primarily from unfavorable trends in consumer loans, including increased delinquencies and personal bankruptcies At September 30, 1997, the allowance for loan losses stood at 1.24% of loans, compared to 1.37% a year ago and 1.32% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 173% and 153%, respectively, at September 30, 1997, compared to 208% and 187%, respectively, at September 30, 1996.

The allowance for loan losses is maintained at a level deemed ade-quate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 1997, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have increased 9% since a year ago and 13% since year end, primarily as a result of securities added in the first nine months of 1997 by acquisitions.

Mortgage loans held for sale have increased $137.0 million since September 30, 1996 and $94.0 million since year end as a result of higher levels of residential mortgage loan production at Regions' mortgage banking subsidiary during the first nine months of 1997. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $1.5 billion during the first nine months of 1997, compared to $1.3 billion during the same time period in 1996.

Interest-bearing deposits in other banks at September 30, 1997 totaled $29.5 million, a decrease of $16.6 million compared to a year ago and $3.6 million compared to year end. These decreases resulted primarily from placing funds in alternative investments.

Net federal funds purchased and security repurchase agreements totaled $1.8 billion at September 30, 1997, $1.5 billion at year end and $1.3 billion at September 30, 1996. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 1997, net funds purchased averaged $1.5 billion, compared to $1.1 billion in the first nine months of 1996, indicating more reliance on purchased funds to support earning assets in the first three quarters of 1997 than in the same period last year.

Premises and equipment have increased $33.1 million since year end and $36.7 million since September 30, 1996. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since December 1996.

Other assets have increased $71.2 million since year end and $81.7 million since the third quarter of last year, due primarily to increased excess purchase price resulting from acquisitions, increased mortgage servicing rights added by purchases of several mortgage servicing portfolios and the capitalization of mortgage servicing rights in accordance with Financial Accounting Standards Board Statement No. 122, and increased investments in low-income housing partnerships and officers life insurance.

Total deposits have increased 16% since September of last year. The deposits acquired in connection with acquisitions resulted in a 10% increase, with the remaining 6% increase attributable to internal growth. The internal growth resulted primarily from increases in certificates of deposit accounts. Since year end, total deposits have increased 7%, after adjusting for the deposits acquired in connection with acquisitions during the first nine months of 1997.

Long-term borrowings have decreased $44.6 million since year end, and $45.3 million since September 30, 1996. These decreases resulted primarily from the paydown of Senior Bank Notes issued by Regions' Louisiana banking affiliate and scheduled payments on other long-term borrowings.

Regions continues to be concerned about the general trend in litigation in Alabama state courts involving large damage awards against financial service company defendants. Regions, directly or through its subsidiaries, is party to approximately 60 cases in Alabama in the ordinary course of business, some of which seek class action treatment or punitive damages. The damage exposure in Alabama in any case and in the aggregate is difficult to estimate because the jury has broad discretion as to the amount of damages awarded. The U.S. Supreme Court overturned an Alabama case involving a large jury award, holding that the punitive damage award was so grossly excessive as to violate due process. Subsequently, the U.S. Supreme Court has returned several cases to the Alabama courts for reconsideration in light of its ruling. In addition, the Alabama Supreme Court has reduced several large damage awards against defendants that were awarded by lower court juries. In March of 1997, the Alabama Supreme Court reversed a precedent set in 1989 regarding reliance by plaintiffs on verbal representations which are not in agreement with written contracts. The 1989 ruling had been the source of significant litigation losses in the state and its reversal is viewed as a positive event.

Notwithstanding these concerns, Regions believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Regions' consolidated financial position.

Stockholders' equity was $1.9 billion at September 30, 1997, an increase of 19% over last year and an increase of 16% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since September 1996. The unrealized gain on securities available for sale (net of taxes) totaled $9.6 million at September 30, 1997, and $3.7 million at year end. Regions' ratio of equity to total assets was 8.32% at September 30, 1997, compared to 8.30% a year ago and 8.45% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At September 30, 1997, the loan to deposit ratio was 89.79%, compared to 85.81% a year ago and 88.46% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first nine months of 1997 increased $93.5 million or 18%, compared to the same period in 1996. The increased net interest income resulted from a higher level of earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.30% in the first nine months of 1997, compared to 4.29% in the same period in 1996. For the third quarter of 1997, net interest income increased $35.0 million or 20%, over the third quarter of 1996, due to increased earning assets and slightly higher spreads on those assets.

Total non-interest income increased $27.4 million or 17% over the first nine months of 1996 and $11.7 million or 21% over the third quarter of 1996. Trust department income increased $966,000 or 5% on a year-to-year comparison and $864,000 or 13% on a quarterly comparison. Increased charges for selected deposit account services, coupled with an increase in the number of deposit ac-counts due to acquisitions and internal growth, resulted in service charges on deposit accounts increasing $17.7 million or 28% in the first nine months of 1997, compared to the same period in 1996 and $6.7 million or 30% over the third quarter of 1996. Mortgage servicing and origination fees increased $2.4 million or 6% in the first nine months of 1997 compared to the same period in 1996 and $1.9 million for the third quarter of 1997 or 16% compared to the same period of 1996. Mortgage origination fees were up 5% due to increased volume of loan production. Mortgage servicing fees increased 1% on a year-to-year comparison. The mortgage company's servicing portfolio totaled $13.1 billion at September 30, 1997. Other non-interest income increased $6.0 million or 15% in the first nine months of 1997, compared to the first nine months of 1996, and $2.2 million or 17% compared to the third quarter of 1996, primarily due to increased automated teller machine fees and increased trading account income.

Total non-interest expense increased $25.7 million or 6% in the first nine months of 1997, compared to the same period in 1996 and $1.3 million or 1% in the third quarter compared to the same period in 1996. Excluding the SAIF assessment and non-recurring merger expenses in 1996, total non-interest expense was up $55.5 million or 14% on a year-to-date comparison. Salaries and employee benefits were up 20% in the first nine months of 1997, and 25% in the third quarter of 1997 compared to the same periods in 1996 due to an increase in the number of employees because of acquisitions, coupled with normal merit increases, higher benefit costs and increased incentive-based compensation. Net occupancy expense and furniture and equipment expense increased 11% in the first nine months of 1997 over the same period in 1996 and 8% over the third quarter of 1996, primarily because of additional expenses associated with branch offices and equipment added by the 1997 acquisitions and because of increased investments in automated equipment and technology initiatives. A non-recurring pre-tax merger charge of $8.8 million was taken in the first quarter of 1996 related to the merger of First National Bancorp with Regions. This charge consisted primarily of investment banking and other professional fees, severance costs, data processing contract buyouts and obsolete equipment write-downs. Additionally, a $21.0 million assessment was taken in the third quarter of 1996 as a part of the Savings Association Insurance Fund (SAIF) recapitalization. Other non-interest expense increased $8.9 million or 7% in the first nine months of 1997 and $3.9 million or 9% in the third quarter over comparable 1996 periods, primarily because of increases in excess purchase price and mortgage servicing rights amortization, and postage, partially offset by lower FDIC premiums related to the lower assessment rates on insured deposits, lower professional fees and lower computer service fees.

Income tax expense increased $29.6 (36%) million over the first nine months of 1996 and $15.5 million (66%) over the third quarter of 1996, due to an increase in federal taxable income, and an increase in taxable income as a percentage of total income.

Net income for the first nine months of 1997 was $220.7 million--up 34% over the same period last year. Net income for the third quarter was $77.0 million--up 52% over the third quarter of last year. Annualized return on stockholders' equity increased to 16.26%, compared to 14.83% in the first nine months of last year. Annualized return on assets also increased to 1.41% in the first nine months of 1997, compared to 1.25% for the same period in 1996. Income for the first nine months of 1996, excluding the non-recurring merger expenses and SAIF assessment, was $183.5 million. Annualized return on stockholders' equity and return on assets were 16.51% and 1.39%, respectively, in the first nine months of 1996, excluding the non-recurring merger expenses and SAIF assessment.

Part II.	Other Information


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27) Financial Data Schedule (SEC use only)

		(b)	Reports on Form 8-K:

	None.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  November 13, 1997		 /s/ Robert P. Houston
					     Robert P. Houston
					Executive Vice President and
					  Comptroller
					(Chief Accounting Officer and
					  Duly Authorized Officer)