Form 10-K405
period 1997-12-31
REGIONS FINANCIAL CORP
filed 1998-03-27
CIK 36032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                          COMMISSION FILE NUMBER 0-6159

                          REGIONS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      63-0589368
----------------------------------------    -----------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

     417 North 20th Street, Birmingham, Alabama                     35203
--------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (205) 326-7100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK - PAR VALUE $.625
-------------------------------------------------------------------

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

  State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998.

                 Common Stock, $.625 Par Value--$5,516,315,059*

*Excludes as shares held by affiliates only shares held by the registrant's Employee Stock Purchase Plan, Employees' Stock Ownership Plan, Directors' Stock Investment Plan and executive officers who are directors without prejudice to a determination of control.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1998.

  Common Stock, $.625 Par Value--141,898,577 shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended December 31, 1997, are incorporated by reference into Parts I and II.

                                     PART I

ITEM 1.    Business

           (a) The Registrant, Regions Financial Corporation (the "Registrant" or "Regions"), is a regional bank holding company headquartered in Birmingham, Alabama, which operated 435 full-service banking offices in Alabama, Florida, Georgia, Louisiana and Tennessee as of December 31, 1997. At that date, Regions had total consolidated assets of approximately $23.0 billion, total consolidated deposits of approximately $17.8 billion, and total consolidated stockholders' equity of approximately $1.9 billion.

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

           At December 31, 1997, Regions operated eight state-chartered commercial bank subsidiaries and one federal savings bank (collectively, the "Subsidiary Banks") in Alabama, Florida, Georgia, Louisiana and Tennessee and various banking-related subsidiaries engaged in mortgage banking, credit life insurance, leasing, commercial accounts receivable factoring, and securities brokerage activities with offices in various southeastern states. Through its subsidiaries, Regions offers a broad range of banking and banking-related services.

           In Alabama, Regions Bank operates 183 banking offices throughout the state. At December 31, 1997, these offices had total consolidated assets of approximately $11.3 billion and total consolidated deposits of approximately $8.9 billion.

           In Florida, Regions Bank operates through 46 banking offices in the northwest and central regions of the state. At December 31, 1997, these offices had total combined assets of approximately $2.0 billion and total combined deposits of approximately $1.6 billion.

           In Georgia, Regions operates through (i) Regions Bank (Georgia), (ii) Allied Bank of Georgia, (iii) Bank of Morgan County, (iv) Bank of Millen, (v) Smyrna Bank and Trust, (vi) First Bank of Georgia, and (vii) Griffin Federal Savings Bank which at December 31, 1997, had total combined assets of approximately $5.4 billion and total combined deposits of approximately $4.2 billion. These institutions operate 107 banking offices in central and northern Georgia.

           In Louisiana, Regions Bank operates 75 banking offices throughout the state. At December 31, 1997, these offices had total consolidated assets of approximately $2.9 billion and total consolidated deposits of approximately $2.5 billion.

           In Tennessee, Regions Bank operates 24 banking offices throughout the middle part of the state. At December 31, 1997, these offices had total consolidated assets of approximately $536 million and total consolidated deposits of approximately $473 million.

           In addition to the Subsidiary Banks, Regions provides additional banking services through various banking-related subsidiaries, the most significant of which provide mortgage banking, credit life insurance, securities brokerage activities and commercial accounts receivable factoring.

           Regions Mortgage Inc. (RMI), a subsidiary of Regions Bank, is engaged in mortgage banking with its primary business and source of income being the origination and servicing of mortgage loans for long-term investors. RMI serviced approximately $13.6 billion in real estate mortgages at December 31, 1997, and operates loan production offices in Alabama, Florida, Georgia, Louisiana, South Carolina, and Tennessee.

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

           Regions Investment Company, Inc., a subsidiary of Regions Bank, engages in securities underwriting and brokerage activities and operates offices in Alabama, Florida, Georgia, Louisiana and Tennessee.

           Interstate Billing Service, Inc. (IBS), a subsidiary of Regions, factors commercial accounts receivable and performs billing and collection services. IBS primarily serves clients related to the automotive service industry.

           A substantial portion of the growth of Regions since commencing operations in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. Since it began operations as a bank holding company, Regions has completed 71 acquisitions of other financial institutions representing in aggregate (at the time the acquisitions were completed) approximately $13.0 billion in assets. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some cases, negotiations frequently take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions' financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

           Reference is made to pages 21 through 48 and 75 through 76 of the annual report to stockholders for the year ended December 31, 1997, included as Exhibit 13 hereto, for certain statistical (Guide 3) and other information.

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

                       (4) The cost and other effects of legal and administrative cases and proceedings, claims, settlements, and judgments;

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

           Reference is made to pages 21 through 48 of the annual report to stockholders for the year ended December 31, 1997, included as Exhibit 13 hereto, for information required by this item.

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

           The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Registrant, and any other bank holding company located in Alabama may now acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any Alabama-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provided that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states.

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

           All of the Subsidiary Banks that are state-chartered banks that are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the state banking authorities of the states in which they are located. The Subsidiary Bank that is a federal savings bank is subject to regulation, supervision, and examination by the OTS and the FDIC. The federal banking regulator for each of the Subsidiary Banks, as well as the appropriate state banking authority for each of the Subsidiary

Banks that is a state chartered bank, regularly examines the operations of the Subsidiary Banks and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

           In April 1995, the federal banking agencies adopted amendments revising their CRA regulations, with a phase-in schedule applicable to various provisions. Among other things, the amended CRA regulations, implemented on July 1, 1997, substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests; (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATM's and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

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

           As to the payment of dividends, all of the Subsidiary Banks that are state nonmember banks are subject to the respective laws and regulations of the states of Alabama and Georgia and to the regulations of the FDIC. The Subsidiary Bank that is a federal savings banks is subject to the OTS' capital distributions regulation.

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

           At December 31, 1997, under dividend restrictions imposed under federal and state laws, the Subsidiary Banks, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately $180 million.

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

           The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 1997, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 10.48% and 12.93%, respectively.

           In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The Registrant's Leverage Ratio at December 31, 1997, was 7.52%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

           Each of the Registrant's Subsidiary Banks is subject to risk-based and leverage capital requirements adopted by the FDIC or the OTS, which are substantially similar to those adopted by the Federal Reserve. Each of the Registrant's Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1997. Neither the Registrant nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

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

           At December 31, 1997, all of the Registrant's Subsidiary Banks had the requisite capital levels to qualify as well capitalized.

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

           Pursuant to the Deposit Insurance Funds Act of 1996, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's deposits insured by the Savings Association Insurance Fund ("SAIF") held as of March 31, 1995 (or approximately
52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions), and adopted revisions to the assessment rate schedules that would generally eliminate the disparity between assessment rates applicable to the deposits insured by the Bank Insurance Fund ("BIF") and the SAIF. The revisions in the assessment rate schedules reduced assessment rates on SAIF-insured deposits and would generally equalize BIF and SAIF assessment rates by January, 2000. Regions anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in its total deposit insurance premium assessments through 1999 as compared to years prior to

1997, assuming no further changes in announced premium assessment rates. Regions recorded a charge against earnings for the special assessment in the quarter ended September 30, 1996 in the pre-tax amount of approximately $21.0 million.

           Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

           Safety and Soundness Standards. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

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

           (i) The following chart shows for the last three years the percentage of total operating income contributed by each of the major categories of income.

                                                                       1997           1996         1995
                                                                       ----           ----         ----

 Interest and fees on loans                                            70.1%          68.6%        69.8%

 Interest on securities                                                14.8           16.1         15.9

 Interest on mortgage loans held for sale                               0.9            1.0          0.6

 Interest on federal funds sold                                         0.4            0.2          0.5

 Other interest income                                                  0.2            0.4          0.2

 Trust department income                                                1.5            1.7          1.8

 Service charges on deposit accounts                                    5.8            5.5          5.1

 Mortgage servicing and origination fees                                3.0            3.2          3.0

 Other non-interest income                                              3.3            3.3          3.1
                                                                      -----          -----        -----
         Total Operating Income                                       100.0%         100.0%       100.0%
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

           As of December 31, 1997, the Registrant was the second largest bank holding company headquartered in Alabama based on assets. For information with respect to the Registrant's markets and the size of the Subsidiary Banks operating in such markets, see the information provided under subsection (a) of this Item 1.

           Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. Although the ranking of Registrant's position varies in different markets, Registrant believes that its affiliates effectively compete with other banks and thrifts in their relevant market areas.

           Under the provisions of the Interstate Banking Act, the existing restrictions on interstate acquisitions of banks by bank holding companies, including the regional interstate banking legislation adopted in 1987 by the state of Alabama permitting interstate acquisitions of banks and bank holding companies generally in certain southeastern states, were repealed effective September 29, 1995, such that the Registrant and any other bank holding company located in Alabama are now able to acquire a bank located in any other state, and a bank holding company located outside Alabama could acquire any Alabama-based bank, in either case subject to certain deposit percentage and other restrictions. The Interstate Banking Act also generally provided that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. To the extent that large bank holding companies that previously were not permitted to make acquisitions in the markets in which Regions operates do effect acquisitions pursuant to the Interstate Banking Act, competition in the Registrant's markets could further intensify.

                  (xi) There were no material expenditures during the last three fiscal years on research and development activities by the Registrant.

                  (xii) Regulations of any governmental authority concerning the discharge of materials into the environment are expected to have no material effect on the Registrant or any of its subsidiaries.

                  (xiii) As of December 31, 1997, Registrant, its affiliate banks and other subsidiaries had a total of 9,227 full-time-equivalent employees.

           (d) Registrant neither engages in foreign operations nor derives a significant portion of its business from customers in foreign countries.

ITEM 2.  Properties

      The corporate headquarters of the Registrant occupy several floors of the main Birmingham banking facility of Regions Bank (Alabama), located at 417 North 20th Street, Birmingham, Alabama 35203.

      The Registrant and its subsidiaries, including the Subsidiary Banks, operate through 493 office facilities, of which 343 are owned by the Registrant or one of its subsidiaries and 150 are subject to building or ground leases. Of the 435 branch office facilities operated by the Subsidiary Banks at December 31, 1997, 118 are subject to building or ground leases and 317 are wholly owned by the Subsidiary Banks.

      For offices in premises leased by the Registrant and its subsidiaries, annual rentals totaled approximately $7,337,000 as of December 31, 1997. During 1997, the Registrant and its subsidiaries received approximately $3,184,000 in rentals for space leased to others. At December 31, 1997, encumbrances on the offices, equipment and other operational facilities owned by the Registrant and its subsidiaries totaled approximately $6,247,000 with a weighted average interest rate of 6.8%.

ITEM 3. Legal Proceedings

      "Note L. Commitments and Contingencies" on page 63 of the annual report to stockholders for the year ended December 31, 1997, is incorporated herein by reference.

      The Registrant continues to be concerned about the general trend in litigation in Alabama state courts involving large damage awards against financial service company defendants. Registrant directly or through its subsidiaries is party to approximately 55 cases in Alabama in the ordinary course of business, some of which seek class action treatment or punitive damages. The damage exposure in Alabama in any case and in the aggregate is difficult to estimate because the jury has broad discretion as to the amount of damages awarded. The U.S. Supreme Court overturned an Alabama case involving a large jury award, holding that the punitive damage award was so grossly excessive as to violate due process. Subsequently, the U.S. Supreme Court has returned several cases to the Alabama courts for reconsideration in light of its ruling. In addition, the Alabama Supreme Court has reduced several large damage awards against defendants that were awarded by lower court juries. In March of 1997, the Alabama Supreme Court reversed a precedent set in 1989 regarding reliance by plaintiffs on verbal representations which are not in agreement with written contracts. The 1989 ruling had been the source of significant litigation losses in the state and its reversal is viewed as a positive event.

      Notwithstanding these concerns, Registrant believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Registrant's consolidated financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to security holders for a vote during the fourth quarter of 1997.

      PART II

ITEM 5.  Market for the Registrant's Common Stock
            and Related Security Holder Matters

      "Common Stock Market Prices and Dividends" on page 48 of the annual report to stockholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 6.  Selected Financial Data

      "Historical Financial Summary" on pages 75 through 76 of the annual report to stockholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 48 of the annual report to stockholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

      The report of independent auditors and the consolidated financial statements of the Registrant and its subsidiaries, included in the annual report to stockholders for the year ended December 31, 1997, are incorporated herein by reference.

      "Summary of Quarterly Results of Operations" on page 48 and "Effects of Inflation" on page 47 of the annual report to stockholders for the year ended December 31, 1997, are incorporated herein by reference.

ITEM 9.  Changes in and Disagreements with Accountants
           On Accounting and Financial Disclosure

      There have been no disagreements on accounting and financial disclosure between Registrant and Ernst & Young LLP.

           PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information On Directors

      The following table indicates, as of December 31, 1997, the age, residence, principal occupation or employment for the last five years of each director, position and offices held with Regions or its subsidiaries, and the year the director was first elected.

                                                                                                         Year
                              Present Occupation           Position and                Year              Term of
Name of                       and Principal                Offices held with           First             Office
Director,                     Occupation for               Regions and                 Elected           Will
Residence, and Age            Last Five Years              Subsidiaries                as Director       Expire
------------------            ---------------              ------------                -----------       ------

Sheila S. Blair               Executive Director,          Director, Regions           1989               1999
Birmingham, Alabama           The Greater
62                            Birmingham
                              Foundation
                              (Community
                              Foundation)

William R. Boles, Sr.         Attorney, Boles,             Director, Regions;          1995               1998
Monroe, Louisiana             Boles & Ryan                 Director, Regions
70                                                         Bank of Louisiana--
                                                           Monroe (1)

James B. Boone, Jr.           Chairman of the              Director, Regions;          1985               2000
Tuscaloosa, Alabama           Board, Boone                 Director, Regions
62                            Newspapers, Inc.             Bank--Tuscaloosa (1)
                              (Newspaper
                              Publishing,
                              Management and
                              Ownership)

----------

(1) As a consequence of the merger of all of Regions' subsidiary banks into one bank (Regions Bank) and the resulting cessation of their separate corporate existence, Regions has established bodies of local advisory directors corresponding to the former boards of directors of the subsidiary banks. Service on such a body is denoted in the tables as, for example, "Director, Regions Bank--Birmingham."

                                                                                                          Year
                              Present Occupation           Position and                Year               Term of
Name of                       and Principal                Offices held with           First              Office
Director,                     Occupation for               Regions and                 Elected            Will
Residence, and Age            Last Five Years              Subsidiaries                as Director       Expire
------------------            ---------------              ------------                -----------       ------

Albert P. Brewer              Professor of Law             Director, Regions;          1986               2000
Birmingham, Alabama           and Government,              Director, Regions
69                            Samford University           Bank--Decatur/
                                                           Hartselle (1)

James S.M. French             Chairman and                 Director, Regions;          1986               2000
Birmingham, Alabama           President, Dunn              Director, Regions
58                            Investment Co.               Bank--Birmingham (1)
                              (Construction,
                              Construction
                              Materials,
                              Investments)

Richard D. Horsley            Vice Chairman of             Director, Regions;          1982               2000
Birmingham, Alabama           the Board and                Director, Regions
55                            Executive Financial          Bank, Regions Agency
                              Officer, Regions and         Inc., Regions
                              Regions Bank                 Mortgage, Inc.,
                                                           Regions Life
                                                           Insurance Company,
                                                           and Regions Financial
                                                           Building Corp.,
                                                           Regions Asset Management Company,
                                                           Ramco-FL Holding, Inc., and
                                                           Ramco-FL, Inc.

Carl E. Jones, Jr.            President and Chief          Director, Regions           1997               1998
Birmingham, Alabama           Operating Officer,           and Regions Bank
57                            Regions and Regions
                              Bank; Regional
                              President, Regions

Olin B. King                  Chairman and CEO,            Director, Regions;          1984               1999
Huntsville, Alabama           SCI Systems, Inc.            Director,
63                            (Diversified                 Regions Bank--
                              Electronics                  Huntsville (1)
                              Manufacturer)

---------------


(1) As a consequence of the merger of all Regions' subsidiary banks into one bank (Regions Bank) and the resulting cessation of their separate corporate existence, Regions has established bodies of local advisory directors corresponding to the former boards of directors of the subsidiary banks. Service on such a body is denoted in the tables as, for example, "Director, Regions Bank--Birmingham."
                                       35

                                                                                                         Year
                              Present Occupation           Position and                Year              Term of
Name of                       and Principal                Offices held with           First             Office
Director,                     Occupation for               Regions and                 Elected           Will
Residence, and Age            Last Five Years              Subsidiaries                as Director       Expire
------------------            ---------------              ------------                -----------       ------

J. Stanley Mackin             Chairman and Chief           Director, Regions;          1990               2000
Birmingham, Alabama           Executive Officer,           Director,
65                            Regions and Regions          Regions Bank, Regions
                              Bank                         Agency, Inc., Regions
                                                           Mortgage, Inc., and
                                                           Regions Life
                                                           Insurance Company.

Henry E. Simpson              Attorney, Lange,             Director, Regions;          1973               1998
Birmingham, Alabama           Simpson, Robinson            Director,
63                            & Somerville LLP             Regions Bank--
                                                           Birmingham (1)

Lee J. Styslinger, Jr.        Chairman, ALTEC              Director, Regions;          1985               1999
Birmingham, Alabama           Industries, Inc.             Director,
65                            (Manufacturer of             Regions Bank--
                              Mobile Utility               Birmingham (1)
                              Equipment)

Robert J. Williams            Chairman and Chief           Director, Regions;          1996               1998
Mobile, Alabama               Executive Officer,           Director,
68                            Terminix Services,           Regions Bank--
                              Inc. (Pest Control           Mobile (1)
                              Company)

(1) As a consequence of the merger of all of Regions' subsidiary banks into one bank (Regions Bank) and the resulting cessation of their separate corporate existence, Regions has established bodies of local advisory directors corresponding to the former boards of directors of the subsidiary banks. Service on such a body is denoted in the tables as, for example, "Director, Regions Bank--Birmingham."

      Of the directors listed above, three also serve as directors of other companies with a class of securities registered under the Securities Exchange Act of 1934. James S. M. French serves as a director of Energen Corporation, and as a director of Hilb, Rogal and Hamilton Company; Olin B. King serves as a director of SCI Systems, Inc.; and Lee J. Styslinger, Jr. serves as a director of The Mead Corporation.

      Executive officers of the Registrant as of December 31, 1997, are as follows:

                                                Position and

                                                Offices Held with                                    Officer

  Executive Officer                    Age      Registrant and Subsidiaries                           Since
  -----------------                    ---      ---------------------------                           -----

J. Stanley Mackin                        65     Chairman, Director and Chief Executive Officer,       1983*
                                                Registrant and Regions Bank; Director, Regions
                                                Mortgage, Inc., Regions Agency, and Regions Life
                                                Insurance Company.

Carl E. Jones, Jr.                       57     Director, President and Chief Operating Officer,      1983*
                                                Registrant and Regions Bank; President/Southern
                                                Alabama Region and Louisiana Region.

Richard D. Horsley                       55     Vice Chairman, Director and Executive Financial       1972
                                                Officer, Registrant and Regions Bank; Director and
                                                Vice President, Regions Agency, Inc., Regions Asset
                                                Management Company, RAMCO - FL Holding, Inc., and
                                                RAMCO - FL, Inc.; Director, Regions Life Insurance
                                                Company, Regions Financial Building Corp. and
                                                Regions Mortgage, Inc.

                                                Position and

                                                Offices Held with                                    Officer

  Executive Officer                    Age      Registrant and Subsidiaries                           Since
  -----------------                    ---      ---------------------------                           -----

Sam P. Faucett                           63     President/Western Alabama Region and Florida          1983*
                                                Region; Director, Regions Bank and Regions
                                                Mortgage, Inc.

Joe M. Hinds, Jr.                        60     President/Northern Alabama Region and Tennessee       1983*
                                                Region; Director, Regions Bank.

Wilbur B. Hufham                         60     President/Southeastern Alabama Region; Director,      1983*
                                                Regions Bank.

William E. Jordan                        63     President/Central Alabama Region; Chairman, Georgia   1990*
                                                Region; Director, Regions Bank and Regions Bank
                                                (Georgia).

Peter D. Miller                          51     President/Georgia Region; Chairman, Director and      1996*
                                                Chief Executive Officer Regions Bank (Georgia).


William E. Askew                         48     Executive Vice President - Retail Banking Division,   1987
                                                Registrant and Regions Bank.

Delmar F. Epton                          64     Executive Vice President - Product Development,       1986*
                                                Registrant and Regions Bank.

                                                Position and

                                                Offices Held with                                    Officer

  Executive Officer                    Age      Registrant and Subsidiaries                           Since
  -----------------                    ---      ---------------------------                           -----


Robert P. Houston                        53     Executive Vice President and Comptroller,             1974
                                                Registrant and Regions Bank; Director and
                                                Treasurer, Regions Financial Building Corp.;
                                                Director, Secretary and Treasurer, Regions Life
                                                Insurance Company and Regions Agency, Inc.;
                                                Director and Vice President, Regions Asset
                                                Management Company, RAMCO - FL Holding, Inc., and
                                                RAMCO - FL, Inc.

E. Cris Stone                            55     Executive Vice President - Corporate Banking,         1988
                                                Registrant and Regions Bank; Director and Vice
                                                President, Regions Financial Leasing, Inc.

Richard E. Wambsganss                    57     Executive Vice President - Trust Group, Registrant    1987
                                                and Regions Bank.

Samuel E. Upchurch Jr.                   46     General Counsel and Corporate Secretary, Registrant   1994
                                                and Regions Bank; Director Regions Investment
                                                Company, Inc.

*The years indicated are those in which the individual was first deemed to be an executive officer of Registrant, although in every case the individual had been an executive officer of a subsidiary of Registrant for a number of years.

ITEM 11. Executive Compensation

Section 16 Transactions

         Section 16(a) of the Securities Exchange Act of 1934 requires Regions' executive officers and directors to file reports of ownership and changes in ownership of Regions' stock with the Securities and Exchange Commission. Executive officers and directors are required by SEC regulations to furnish Regions with copies of all Section 16(a) forms they file.

         Based on a review of the forms filed during 1997, Regions believes that its executive officers and directors complied with all applicable filing requirements.

SUMMARY COMPENSATION TABLE

         The following table is a summary of certain information concerning the compensation earned by Regions' chief executive officer and each of the other four most highly compensated executive officers during the last three fiscal years.

                           Summary Compensation Table

                                              Annual Compensation               Long Term Compensation
                                              -------------------               ----------------------
                                                                                  Awards          Payouts
                                                                                  ------          -------

                                                                Other                                            All
                                                               Annual      Restricted   Stock       LTIP        Other
Name and Principal Position     Year    Salary     Bonus    Compensation    Stock(1)   Options    Payouts    Compensation
---------------------------     ----    ------     -----    ------------    --------   -------    -------    ------------
J. Stanley Mackin               1997    $735,000  $661,500             $0  $2,132,500   150,000  $1,420,778   (2)$532,470
  Chairman & Chief              1996     700,000   630,000              0   1,720,000   150,000     743,985       441,961
  Executive Officer             1995     600,000   553,200              0   1,280,000   150,000           0       319,658

Carl E. Jones, Jr.              1997    $350,000  $200,556             $0    $218,589    14,359    $607,553    (3)$67,847
  President & Chief             1996     242,000   147,969              0           0    30,000     349,030        61,103
  Operating Officer             1995     232,000   146,030              0           0    30,000           0        49,897

Richard D. Horsley              1997    $275,000  $173,250             $0    $109,275     7,180    $598,433    (4)$82,405
  Vice Chairman &               1996     262,500   165,375              0           0    30,000     349,030        72,944
  Executive Financial Officer   1995     250,000   161,350              0           0    30,000           0        57,334

Sam P. Faucett                  1997    $245,000  $153,881             $0    $109,275     7,180    $598,433   (5)$121,227
  Regional President            1996     232,000   146,282              0           0    30,000     349,030       104,338
                                1995     222,000   142,579              0           0    30,000           0        79,961

William E. Jordan               1997    $248,000  $155,953             $0    $109,275     7,180    $598,433   (6)$131,505
  Regional President            1996     233,000   147,017              0           0    30,000     349,030       112,616
                                1995     218,000   137,721              0           0    30,000           0        84,929


(1) The Terms of the Restricted Stock awards are determined by the personnel committee. Under the terms of the currently outstanding Restricted Stock awards, the named executives must remain employed with Regions for five years from the date of the grant at the same or higher level in order for the shares to be released. During the five year period, the named executive is eligible to receive dividends and exercise voting privileges on such restricted shares. If any of the restrictions are removed at the discretion of the personnel committee, the named executive officer will receive a stock certificate for some percentage or all of the awarded restricted shares. The restricted shares are not transferable by the named executive during the restriction period. The personnel committee has the discretion to modify the terms of the Restricted Stock awards. Mr. Mackin had 160,000 shares of Restricted Stock with a fair market value of $6,790,000 at December 31, 1997. Mr. Jones had 5,641 shares of Restricted Stock with a fair market value of $239,390 at December 31, 1997. Messrs. Horsley, Faucett and Jordan each had 2,820 shares of Restricted Stock with a fair market value of $119,674 at December 31, 1997.
(2) Includes $2,922 allocated to Mr. Mackin in 1997 under the Employee Stock Ownership Plan; $17,878 allocated to Mr. Mackin in 1997 under the profit sharing plan; and $511,670 representing the estimated term component of the premium paid and the estimated interest cost to Regions in 1997 resulting from premium payments for a life insurance benefit plan for Mr. Mackin. This plan serves as an offset to an existing supplemental retirement plan.
(3) Includes $2,922 allocated to Mr. Jones in 1997 under the Employee Stock Ownership Plan; $17,878 allocated to Mr. Jones in 1997 under the profit sharing plan; and $47,047 representing the estimated term component of the premium paid and the estimated interest cost to Regions in 1997 resulting from premium payments for a life insurance benefit plan for Mr. Jones. This plan serves as an offset to an existing supplemental retirement plan.
(4) Includes $2,922 allocated to Mr. Horsley in 1997 under the Employee Stock Ownership Plan; $17,878 allocated to Mr. Horsley in 1997 under the profit sharing plan; and $61,605 representing the estimated term component of the premium paid and the estimated interest cost to Regions in 1997 resulting from premium payments for a life insurance benefit plan for Mr. Horsley. This plan serves as an offset to an existing supplemental retirement plan.
 (5) Includes $2,922 allocated to Mr. Faucett in 1997 under the Employee Stock Ownership Plan; $17,878 allocated to Mr. Faucett in 1997 under the profit sharing plan; and $100,427 representing the estimated term component of the premium paid and the estimated interest cost to Regions in 1997 resulting from premium payments for a life insurance benefit plan for Mr. Faucett. This plan serves as an offset to an existing supplemental retirement plan.
(6) Includes $2,922 allocated to Mr. Jordan in 1997 under the Employee Stock Ownership Plan; $17,878 allocated to Mr. Jordan in 1997 under the profit sharing plan; and $110,705 representing the estimated term component of the premium paid and the estimated interest cost to Regions in 1997 resulting from premium payments for a life insurance benefit plan for Mr. Jordan. This plan serves as an offset to an existing supplemental retirement plan.

Stock Options

         The following table presents information concerning individual grants of options to purchase Regions' common stock made during 1997 to the named executive officers.

                      Option Grants In The Last Fiscal Year

                           Number of             % of Total         Exercise
                     Securities Underlying    Options Granted         Price                           Grant Date
Name                    Options Granted     to Employees in 1997   (per share)   Expiration Date   Present Value(1)
----                    ---------------     --------------------   -----------   ---------------   ----------------

J. Stanley Mackin                  150,000                 25.5%         $26.66    Jan. 15, 2007            $881,206
Carl E. Jones, Jr.                  14,359                  2.4%          38.75     Oct. 9, 2007             124,400
Richard D. Horsley                   7,180                  1.2%          38.75     Oct. 9, 2007              63,235
Sam P. Faucett                       7,180                  1.2%          38.75     Oct. 9, 2007              63,235
William E. Jordan                    7,180                  1.2%          38.75     Oct. 9, 2007              63,235


(1) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize depends on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on the assumptions of expected stock price volatility of .1468, risk-free rate of return of 6.284%, dividend yield of 2.2% and expected time to exercise of 5.7 years.
(2) All options become exercisable 12 months after the date of grant, except that exercisability is delayed for an additional 12 months to the extent the value of incentive stock options (determined as of the date of grant) first exercisable in a calendar year exceeds $100,000 as to any recipient.

         The following table presents information concerning exercises of stock options to purchase Regions' common stock during 1997 and the number and value of unexercised options and stock appreciation rights (SAR) held by the named executive officers.

                     Aggregated Option/SAR Exercises in 1997

                                                                      Number of Securities         Value of Unexercised
                                                                     Underlying Unexercised            In-the-Money
                                                                         Options/SARs                 Options/SARs
                                                                         at 12-31-97                   at 12-31-97
                             Shares Acquired         Value               Exercisable/                 Exercisable/
Name                           on Exercise           Realized            Unexercisable                 Unexercisable
----                           -----------           --------            -------------                 -------------

J. Stanley Mackin                        0                  $0          498,750/154,650(1)          $12,550,366/2,464,547
Carl E. Jones, Jr.                   8,274            $188,626          140,530/ 18,815(2)            3,647,857/  142,069
Richard D. Horsley                  70,676          $1,520,011          109,168/ 11,636(3)            2,722,061/  115,596
Sam P. Faucett                      12,376            $281,167          160,428/ 11,636(4)            4,367,963/  115,596
William E. Jordan                   18,650            $389,453          125,994/ 11,636(5)            3,232,262/  115,596

(1) Of Mr. Mackin's currently exercisable options, none were granted with tandem SARs.
(2) Of Mr. Jones' currently exercisable options, 4,160 were granted with tandem SARs.
(3) Of Mr. Horsley's currently exercisable options, none were granted with tandem SARs.
(4) Of Mr. Faucett's currently exercisable options, 14,080 were granted with tandem SARs.
(5) Of Mr. Jordan' currently exercisable options, none were granted with tandem SARs.

Long-Term Incentive Plan Awards in 1997

         The following table presents information concerning the long-term incentives awarded to Regions' named executive officers.

                                                                            Estimated Future Payouts under
                                               Performance or              Non-Stock Price-Based Plans (1)
                             Number of          Other Period      -----------------------------------------------
                         Shares, Units or     Until Maturation       Threshold         Target         Maximum
Name                      Other Rights(1)       or Payout(2)             #                #              #
----                      ---------------       ------------             -                -              -

J. Stanley Mackin                    20,000              3 Years            10,000         20,000         20,000
Carl E. Jones, Jr.                    5,000              3 Years             2,500          5,000          5,000
Richard D. Horsley                    5,000              3 Years             2,500          5,000          5,000
Sam P. Faucett                        5,000              3 Years             2,500          5,000          5,000
William E. Jordan                     5,000              3 Years             2,500          5,000          5,000

(1) Each share or right represents performance share awards under the Company's Long-Term Incentive Plan which are equal in value to the market price of one share of Regions common stock at the maturation date.
(2) The performance objectives may relate to the specific performance of the named executive, or the performance of the Company, region, subsidiary, unit bank, department or function within which the named executive is employed. The performance objectives established for the current awards relate to the achievement of specific levels of return on equity by the Company. If at the end of the performance period the performance objectives have been satisfied, the named executive will have earned the award, or, at the discretion of the compensation committee, some percentage or fraction thereof, if the specified performance objectives are exceeded or satisfied in part. The performance period generally will be not less than one year or more than five years. The compensation committee has the discretion to modify the terms of the Long-term Incentive Plan awards.



Retirement Plans

         The named executive officers are covered by the Regions Financial Corporation Retirement Plan, a qualified defined benefit retirement plan, as complimented by retirement compensation agreements pursuant to its supplemental executive retirement program.

         The following table shows estimated annual benefits payable at retirement, including both qualified plan benefits and supplemental benefits, based on combinations of final compensation and age at retirement.

                               Pension Plan Table

                                                         Age at Retirement
                   -------------------------------------------------------------------------------------------
Compensation             55              60             62              63             64             65
------------             ---             ---            ---             ---            ---            --

         $125,000       $ 50,000        $ 62,500       $ 67,500        $ 70,000       $ 72,500       $ 75,000
         $150,000       $ 60,000        $ 75,000       $ 81,000        $ 84,000       $ 87,000       $ 90,000
         $175,000       $ 70,000        $ 87,500       $ 94,500        $ 98,000       $101,500       $105,000
         $200,000       $ 80,000        $100,000       $108,000        $112,000       $116,000       $120,000
         $250,000       $100,000        $125,000       $135,000        $140,000       $145,000       $150,000
         $300,000       $120,000        $150,000       $162,000        $168,000       $174,000       $180,000
         $350,000       $140,000        $175,000       $189,000        $196,000       $203,000       $210,000
         $400,000       $160,000        $200,000       $216,000        $224,000       $232,000       $240,000
         $450,000       $180,000        $225,000       $243,000        $252,000       $261,000       $270,000
         $500,000       $200,000        $250,000       $270,000        $280,000       $290,000       $300,000
         $550,000       $220,000        $275,000       $297,000        $308,000       $319,000       $330,000
         $600,000       $240,000        $300,000       $324,000        $336,000       $348,000       $360,000
         $650,000       $260,000        $325,000       $351,000        $364,000       $377,000       $390,000
         $700,000       $280,000        $350,000       $378,000        $392,000       $406,000       $420,000
         $750,000       $300,000        $375,000       $405,000        $420,000       $435,000       $450,000

\


         In 1997, compensation covered by the plans for the five highest paid executive officers was as follows: Mr. Mackin, $735,000; Mr. Jones, $350,000; Mr. Horsley, $275,000; Mr. Faucett, $245,000; and Mr. Jordan, $248,000.

         Benefits are based on average compensation (limited to base salary) over the three years prior to retirement, and are payable as a single life annuity for single participants and a joint and 50% survivor annuity for married participants. Other forms of payment are available on an actuarially equivalent basis. Amounts shown are subject to offset for Company-sponsored long-term disability payments and executive life insurance program cash values exceeding premiums paid. Benefits are not offset by Social Security benefits. Benefits will be reduced or eliminated if the participant terminates employment voluntarily before age 55.

Employment Agreements

         Regions has no employment agreements with any of the named executive officers.

Directors' Compensation

         In 1997, directors of Regions were paid an annual retainer of $10,000. In addition, directors are paid a fee of $1,000 for each board meeting attended. Directors who are chairman of board committees receive $750 and other directors who are members of board committees receive $600 for each board committee meeting attended, and half of those amounts for regularly scheduled telephonic committee meetings. Directors who are employees of the parent company receive no fees for parent company board membership or attendance at parent company board or board committee meetings.

         In January 1984, the board of directors adopted the Directors' Stock Investment Plan, a plan designed to provide added incentive to the non-employee directors of the Company and its subsidiaries and local divisions. As amended in 1991, the plan provides that each participant may contribute to the plan all or part of the fees payable by the Company. The Company will contribute 25% of the amount contributed by each director. Both director and Company contributions will be applied to the purchase of Regions' common stock for the account of the director. Directors are immediately vested in all amounts held in the plan on their behalf. Nonemployee directors of the parent company have the option to participate in a nonqualified deferred plan which operates in a similar manner, except that receipt and taxability of benefits is deferred until the participant reaches age 65 or terminates as a director.

Compensation and Stock Option Determinations

         The determination of executive compensation and the award of stock options is delegated to the compensation committee of the board of directors. The Company's directors believe that executive compensation decisions must consider aggregate compensation, since executive compensation in the financial services industry typically consists of a variety of elements, tied to an assortment of long-term and short-term performance objectives.

Compensation Committee Interlocks and Insider Participation

         The compensation committee of the board of directors consisted in 1997 of Mr. Brewer and Mr. Styslinger. In reaching compensation decisions concerning executive officers other than Mr. Mackin, the chief executive officer, the committee took into account discussions with and recommendations by Mr. Mackin and the Company's senior personnel officer. There is no other involvement by the Company's executive personnel in the committee's deliberations. Mr. Mackin did not participate in deliberations and decisions regarding his own compensation.

Compensation Committee Executive Compensation Report

         Set forth below is the Executive Compensation Committee Report of the Compensation Committee.

         EXECUTIVE COMPENSATION REPORT

         General. Under the direct control of the compensation committee of the board of directors, the Company has developed and installed compensation policies, plans, and procedures that seek to enhance the profitability of the Company. Stockholder value is aligned with the financial interests of the Company's senior managers as financial goals are set for each year. The Company recognizes the importance of annual and long-term incentive compensation plans to attract and retain corporate officers and other key employees who are accordingly motivated to perform to the best of their abilities. Both forms of incentive compensation are variable and accordingly reflect corporate, strategic business unit, and individual performance levels that encourage an explicit and continuing focus on increasing profitability and stockholder value.

         The committee's methodology and approach incorporate both qualitative and quantitative considerations, which are reflected in the committee's determinations concerning executive compensation and the specific components thereof. In particular, the total compensation of the executive officers of the Company can be divided into the categories of (i) annual base salary, (ii) annual incentive compensation, and (iii) long-term incentive compensation. In general, and as set forth in greater detail below, annual base salary is intended to be comparable with executive base compensation paid by other similar financial institutions; annual incentive compensation is intended to be tied quantitatively to the achievement by the Company of pre-determined, objective financial performance goals; and share-based grants for long-term incentive compensation are intended to reward the executive recipients with incremental value commensurate with long-term increases in value of the Company's common stock. The compensation decisions of the committee relative to the Company's principal executive officers, including the five officers named above in the compensation tables, are described below as to each of the three categories.

         Base Salary. Annual base salaries are generally set at competitive levels with similar financial institutions. Specifically the committee considers peer group comparisons from survey data for other financial companies, recommendations from an independent compensation consultant, and individual performance assessments. For executives other than the chief executive officer, the committee also considers the chief executive officer's recommendations. While these factors are fully considered and discussed by the committee, the committee members are not required to express or record the weight they assign to any particular factor. In each instance the committee members reach a consensus and the committee sets a base salary level for each executive.

         In evaluating and establishing the base salaries of the executive officers, the committee, in conjunction with its independent compensation consultant, surveys the base salaries of the corresponding officers of other bank holding companies in a survey group consisting of approximately 20 companies closest to Regions in asset size and deposit size, and also including the three other largest bank holding companies headquartered in Alabama. The committee attempts to establish the base salaries of the named executive officers such that the aggregate of their base salaries is targeted to the median point of the aggregate of the base salaries of the corresponding executive officers of the companies in the survey group, based on the most recent information available. Based on year end 1995 information, the information most recently available, the aggregate of the actual base salaries of Regions named executive officers group approximated such survey median point.

         It should be noted that the survey comparison group is not the same as the group of companies which make up the NASDAQ Banks Index presented in the Comparison of Five-year Cumulative Total Return graph included in this proxy statement. The committee believes the use of a smaller survey group tailored by asset and deposit size is more valid for salary evaluation purposes, even though not all the survey companies are included in the NASDAQ Banks Index, and even though numerous companies included in the NASDAQ Banks Index are not included in the survey group.

         Based on the survey comparison, advice of an independent compensation consultant, recommendations from the chief executive officer, and an inherently subjective assessment of the comparative contributions of the executive personnel to the Company's continued financial and operating success, the 1997 base salaries for the other named officers were determined by the committee.

         Annual Incentive Compensation. In the first quarter of 1997, the compensation committee approved the Company's 1997 annual performance goals, as prepared by the Company's comptroller, and as used for the purpose of determining potential annual incentive compensation for the executive officers. The performance goals were quantitative in nature, resulting in an incentive plan formula that was weighted towards their overall importance in attaining the Company's annual profit plan, and focused on the accomplishment of financial objectives, before certain nonrecurring items, in the areas of: Net Income Before Securities Transactions, Return on Assets, Return on Equity, Efficiency Ratio; and, exclusive of acquisition related growth, Average Loan Growth, and Average Core Deposit Growth. With record earnings in 1997, the Company exceeded maximum levels in all Company performance goals except the Average Core Deposit goal, as to which the threshold level was not achieved, and exceeded threshold levels in the large majority of business unit performance goals. Based on the various levels of goal achievement, the chief executive and the other named officers received cash incentive awards as a formula driven percentage of 1997 base salary levels.

         Long Term Incentive Compensation. During 1997, the compensation committee evaluated the merits of granting the chief executive officer, the named officers and other key employees, further awards under the Company's 1991 Long-Term Incentive Plan (LTIP). The 1991 LTIP provides the flexibility to grant long-term incentives in a variety of forms, including stock options, performance shares and restricted stock. With respect to stock-based compensation, the compensation committee placed relatively more reliance on the advice of the Company's independent consultant than in the cases of base salary and non stock-based compensation. As intended with the establishment of the 1991 LTIP, the committee believes that it is highly desirable to increase management's equity ownership interest in the Company. The committee further believes that its initial 1991 awards under the LTIP successfully focused and committed the Company's management on building profitability and stockholder value. The primary purpose of LTIP awards is to encourage management members to take long-term steps to achieve and sustain Return on Equity objectives. Accordingly, the committee further awarded LTIP grants during 1997.

         In establishing the LTIP awards for the named officers, senior management and other key employees, the committee reviewed with the chief executive officer the recommended individual awards, considering the scope of accountability, financial goals, and anticipated performance requirements and contributions expected of each participant. The committee also took into account the number and size of LTIP awards and stock options already held by executive officers considered for additional awards.

         Compensation of Chief Executive Officer. In deliberating the compensation of the Chief Executive Officer, the committee adheres to the same basic methodology and approach applied to executive compensation generally. Accordingly, the base salary determination reflects the peer group survey comparison described above, the annual incentive compensation is based on an objective formula and tied to the Company's achievement of pre-determined, quantitative financial goals, and the realization of long-term incentive compensation, by its nature, is aligned with the realization of long-term stockholder value.

         In addition, the committee, in deliberating the chief executive officer's compensation, takes into account other factors. For example, special consideration was given to the Company's superior earnings record since his appointment, and the consistent successes of the Company's acquisition program, including the assimilation of the institutions acquired. Consideration was also given to the chief executive officer's personal job performance and the Company's profitable growth record. The weight and significance accorded to these special factors in the committee's deliberations are intrinsically subjective, and thus their bearing on the committee's ultimate compensation determinations cannot be quantified.

         LTIP awards for the chief executive officer were set separately and independently of his participation, based on ownership and total compensation objectives that reflected data from selected peer companies, his total compensation, and the committee's recognition of his contributions to the Company's attainment of its long-term performance goals.


         Summary. The compensation committee of the board of directors remains dedicated to ensuring that the Company's overall compensation program for its executive officers, senior management and other key employees is properly designed to:

         -  Attract, motivate, and retain outstanding contributors;

         - Maintain a base salary structure that is competitive in the Company's marketplace;

         - Link annual incentive awards with specific performance targets that yield superior results; and

         - Provide long-term incentive awards that couple management ownership with stockholder value.

         Section 162(m) of the Internal Revenue Code imposes certain limitations on the deductibility by the Company for federal income tax purposes of compensation amounts paid to highly paid executives. The committee is aware of the potential effects of ss. 162(m) of the Internal Revenue Code. The committee has concluded that ensuring deductibility under ss. 162(m) is not as important as structuring incentive compensation based on methodology and factors it deems appropriate. The committee has chosen not to distort its methodology and application of the factors it believes pertinent so as to ensure that all executive compensation is deductible under ss. 162(m). While the committee intends that the Company's compensation plans will meet, to the extent practical, the prerequisites for deductibility under ss. 162(m), if it develops that a portion of the compensation of one or more executive officers is not deductible under ss. 162(m), then the committee expects that Regions would honor its obligations to the executive officers under the compensation arrangements approved by the committee.

         The compensation committee will continue to review and evaluate compensation programs at least annually. When and where appropriate, the committee will consult with independent compensation consultants, legal advisors, and Regions' public accounting firm with respect to the proper design of the program toward achieving Company objectives as set forth by the chief executive officer and the board of directors.

         This report furnished by:
                  Albert P. Brewer
                  Lee J. Styslinger, Jr.

Financial Performance

         Set forth below is a graph comparing the yearly percentage change in the cumulative total return of Regions' common stock against the cumulative total return of the S & P 500 Index and the NASDAQ Banks Index for the past five years. This presentation assumes that the value of the investment in Regions' common stock and in each index was $100 and that all dividends were reinvested.

                                                               Period Ending
                                12/31/92      12/31/93      12/31/94       12/31/95      12/31/96      12/31/97
                                --------      --------      --------       --------      --------      --------
    Regions                      $100.00        101.40        100.73         144.53        178.85        298.80
    NASDAQ Bank Index            $100.00        114.04        113.63         169.22        223.41        377.44
    S&P 500                      $100.00        110.08        111.53         153.44        188.52        251.44

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         As of December 31, 1997, all Regions' affiliate banks beneficially held in a fiduciary capacity for others under numerous trust relationships, 7,045,165 shares or 5.15% of Regions' outstanding common stock. Regions' affiliate bank trust departments have sole voting power with respect to 6,657,682 of these shares or 4.87%, shared voting power with respect to 106 of these shares, sole dispositive power with respect to 2,602,623 of these shares and shared dispositive power with respect to 1,883,366 of these shares. Of the directors, none is a "control person" of the Company by virtue of stock ownership. The only persons who might be considered "control persons" of the Company are J. Stanley Mackin, Chairman, Carl E. Jones, Jr., Chief Executive Officer, and Richard D. Horsley, Vice Chairman and Executive Financial Officer, who gain any control they may exercise by virtue of office. No other entity is known to the Company to be the beneficial owner of more than five percent of any class of voting securities.

Security Ownership of Directors and Management

         No director is deemed to own beneficially 1% or more of Regions' common stock as of February 28, 1998. All directors and executive officers of Regions, as a group, own beneficially a total of 5,392,119 shares (which includes 1,782,489 shares that are the subject of presently exercisable options) or 3.66% of the Company's outstanding common stock. Information with respect to beneficial ownership is based upon information furnished by each officer or director, or contained in filings made with the Securities and Exchange Commission.

         The following table presents information concerning the beneficial ownership of Regions' common stock by certain of its executive officers and by its directors at February 28, 1998.

                                                                 Regions Stock Beneficially Owned
                                                                 --------------------------------
Name and Address                            Title of Class       # of Shares(1)       % of Class
----------------                            --------------       --------------       ----------

J. Stanley Mackin                               Common
Birmingham, Alabama                                                 1,125,532               0.79%

Carl E. Jones, Jr.                              Common
Birmingham, Alabama                                                   490,378               0.34

Richard D. Horsley                              Common
Birmingham, Alabama                                                   380,596               0.27

Sam P. Faucett                                  Common
Tuscaloosa, Alabama                                                   361,858               0.25

William E. Jordan                               Common
Birmingham, Alabama                                                   324,548               0.23

Sheila S. Blair                                 Common
Birmingham, Alabama                                                   115,838               0.08

William R. Boles, Sr.                           Common
Monroe, Louisiana                                                     478,991               0.34

James B. Boone, Jr.                             Common
Tuscaloosa, Alabama                                                    35,544               0.03

Albert P. Brewer                                Common
Birmingham, Alabama                                                   156,758               0.11

James S.M. French                               Common
Birmingham, Alabama                                                   125,867               0.09

Olin B. King                                    Common
Huntsville, Alabama                                                    20,216               0.01

                                                                 Regions Stock Beneficially Owned
                                                                 --------------------------------
Name and Address                            Title of Class       # of Shares(1)       % of Class
----------------                            --------------       --------------       ----------

Henry E. Simpson
Birmingham, Alabama                             Common                192,657               0.14

Lee J. Styslinger, Jr.
Birmingham, Alabama                             Common                108,749               0.08

Robert J. Williams
Mobile, Alabama                                 Common                 80,163               0.06

---------------------
(1) The amounts shown represent the total shares beneficially owned by such individuals, restricted shares (160,000 for Mr. Mackin, 5,641 for Mr. Jones, and 2,820 for Messrs. Horsley, Faucett, and Jordan) and shares which are issuable upon the exercise of all stock options which are currently exercisable and exercisable within 60 days. Specifically, the following individuals have the right to acquire the shares indicated after their names, upon the exercise of such stock options: Mr. Mackin, 649,650; Mr. Jones, 144,986; Mr. Horsley, 113,624; Mr. Faucett, 164,884; and Mr. Jordan, 130,450.

         No change in control of Regions has occurred since January 1, 1997 and no arrangements are known to Regions which may at a later date result in a change in control of the Company.

ITEM 13. Certain Relationships and Related Transactions

 Other Transactions

         Directors and officers of Regions and their associates were customers of, and had transactions with, the affiliate banks in the ordinary course of business during 1997; additional transactions may be expected to take place in the ordinary course of business. Included in such transactions are outstanding loans and commitments from the affiliate banks, all of which were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

         Regions retained during 1997 and prior years and proposes to retain in the future on behalf of the Company or certain of its subsidiaries the law firms Lange, Simpson, Robinson, & Somerville LLP, of which director Henry E. Simpson is a partner. During 1997, the Company or its subsidiaries paid legal fees of $1,574,064 to the firm of Lange, Simpson, Robinson & Somerville LLP.

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

                       Certificate of Incorporation as last amended on June 25, 1997, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission and assigned file number 333-37361.

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


         13.   Annual Report to Stockholders for the year ended December 31,
                     1997.

         21.   List of Subsidiaries of the Registrant.

         23.   Consent of Independent Auditors.

         27.1  Financial Data Schedule (for SEC use only).

         27.2  Restated Financial Data Schedule (for SEC use only).

         27.3  Restated Financial Data Schedule (for SEC use only).

         27.4  Restated Financial Data Schedule (for SEC use only).

         27.5  Restated Financial Data Schedule (for SEC use only).

         27.6  Restated Financial Data Schedule (for SEC use only).

         27.7  Restated Financial Data Schedule (for SEC use only).

         27.8  Restated Financial Data Schedule (for SEC use only).

         27.9  Restated Financial Data Schedule (for SEC use only).

           *- Represents a compensatory plan agreement that is required to be filed under this item.

      14(b)    Reports on Form 8-K filed in the fourth quarter of 1997:

               No reports on Form 8-K were filed in the fourth quarter of 1997.

      14(c) The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

NOTE: Copies of the aforementioned exhibits are available to stockholders upon request to:

                             Stockholder Assistance
                             417 North 20th Street
                             P. O. Box 10247
                             Birmingham, Alabama 35202-10247

      14(d)   Financial statement schedules:  None.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGIONS FINANCIAL CORPORATION



                                    /s/ Samuel E. Upchurch, Jr.         3/18/98
                                    -------------------------------------------
                                    Samuel E. Upchurch, Jr.                Date
                                    General Counsel
                                       and Corporate Secretary



                                    /s/Robert P. Houston                3/18/98
                                    -------------------------------------------
                                    Robert P. Houston                      Date
                                    Executive Vice President
                                       and Comptroller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ J. Stanley Mackin      3/18/98        /s/ William R. Boles, Sr.     3/18/98
----------------------------------        -------------------------------------
J. Stanley Mackin             Date        William R. Boles, Sr.            Date
Chairman and Director                     Director

/s/ Carl E. Jones, Jr.     3/18/98        /s/ James B. Boone, Jr.       3/18/98
----------------------------------        -------------------------------------
Carl E. Jones, Jr.            Date        James B. Boone, Jr.              Date
Chief Executive Officer and Director      Director

/s/ Richard D. Horsley     3/18/98        /s/ Albert P. Brewer          3/18/98
----------------------------------        -------------------------------------
Richard D. Horsley            Date        Albert P. Brewer                 Date
Vice Chairman, Executive                  Director
  Financial Officer and Director

                                          /s/ James S. M. French        3/18/98
----------------------------------        -------------------------------------
Sheila S. Blair               Date        James S. M. French               Date
Director                                  Director

/s/ Olin B. King           3/18/98        /s/ Lee J. Styslinger, Jr.    3/18/98
----------------------------------        -------------------------------------
Olin B. King                  Date        Lee J. Styslinger, Jr.           Date
Director                                  Director

                                          /s/ Robert J. Williams        3/18/98
----------------------------------        -------------------------------------
Henry E. Simpson              Date        Robert J. Williams               Date
Director                                  Director

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) AND (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1997

                          REGIONS FINANCIAL CORPORATION

                               BIRMINGHAM, ALABAMA

                        FORM 10-K - ITEM 14(a)(1) AND (2)


                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


         The following consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries, included in the annual report of the registrant to its stockholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

         Report of Independent Auditors

         Consolidated Statements of Condition - December 31, 1997 and
           1996

         Consolidated Statements of Income - Years ended December 31,
           1997, 1996 and 1995

         Consolidated Statements of Cash Flows - Years ended December 31, 1997,
           1996 and 1995

         Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements - December 31,
           1997

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

                             Certificate of Incorporation as last amended on June 25, 1997, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission and assigned file number
                             333-37361.

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

13.                          Annual Report to Stockholders for the year ended December 31, 1997.

21.                          List of Subsidiaries of the Registrant.

23.                          Consent of Independent Auditors.

27.1                         Financial Data Schedule (for SEC use only).

27.2 Restated Financial Data Schedule (for SEC use only).

27.3 Restated Financial Data Schedule (for SEC use only).

27.4 Restated Financial Data Schedule (for SEC use only).

27.5 Restated Financial Data Schedule (for SEC use only).

27.6 Restated Financial Data Schedule (for SEC use only).

27.7 Restated Financial Data Schedule (for SEC use only).

27.8 Restated Financial Data Schedule (for SEC use only).

27.9 Restated Financial Data Schedule (for SEC use only).