Form 10-Q
period 1998-03-31
REGIONS FINANCIAL CORP
filed 1998-05-15
CIK 36032

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1998      COMMISSION FILE NUMBER
                                                            0-6159


                  REGIONS FINANCIAL CORPORATION
      (Exact name of registrant as specified in its charter)



            DELAWARE                                   63-0589368
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)         Identification No.)



  417 North 20th Street, Birmingham, Alabama          35203
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

   Common Stock, $.625 Par Value-149,856,064 shares outstanding as of April 30, 1998

                 REGIONS FINANCIAL CORPORATION

                             INDEX



                                                      Page Number

 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)


          Consolidated Statements of Condition -
          March 31, 1998, December 31, 1997
          and March 31, 1997                                   2


          Consolidated Statements of Income -
          Three months ended March 31, 1998 and
          March 31, 1997                                       3

          Consolidated Statement of Stockholders' Equity
          Three months ended March 31, 1998                    4


          Consolidated Statements of Cash Flows -
          Three months ended March 31, 1998 and
          March 31, 1997                                      5


          Notes to Consolidated Financial Statements -
          March 31, 1998                                      6




 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       10



 PART II. OTHER INFORMATION


 Item 6.  Exhibits and Reports on Form 8-K                   17



 SIGNATURES                                                  18

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CONDITION
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

				March 31	December 31	March 31
				  1998		   1997		  1997

ASSETS
Cash and due from banks		$   879,877	$   780,203	$   571,753
Interest-bearing deposits in
  other banks			     75,347	     48,162	     26,856
Investment securities		  2,652,718	  2,929,596	  2,459,366
Securities available for sale	  2,379,360	  1,667,690	  2,037,689
Trading account assets		     24,213	     50,676	     13,623
Mortgage loans held for sale	    427,088	    383,840	    220,335
Federal funds sold and securities
 purchased under agreement
 to resell			    180,796	     118,395	    142,937
Loans				 18,081,491	  17,607,840	 15,550,091
Unearned income			    (36,113)	     (44,451)	    (46,380)
 Loans, net of unearned income	 18,045,378	  17,563,389	 15,503,711
Allowance for loan losses	   (221,998)	    (210,604)	   (207,096)
 Net Loans			 17,823,380	  17,352,785	 15,296,615
Premises and equipment		    351,229	     333,953	    328,498
Interest receivable		    189,368	     175,844	    148,363
Due from customers on acceptances   141,948	     157,262	     85,158
Other assets			    503,741	     541,929	    488,690
				$25,629,065	 $24,540,335	$21,819,883
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing		$ 2,657,245	 $ 2,521,538	$ 2,225,185
 Interest-bearing		 17,632,030	  16,541,981	 15,447,155
  Total Deposits		 20,289,275	  19,063,519	 17,672,340
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under
   agreement to repurchase	  1,454,417	   1,948,582	  1,377,686
  Commercial paper		     54,750	      52,750	     42,367
  Other short-term borrowings	    924,034	     502,834	      6,701
   Total Short-term Borrowings	  2,433,201	   2,504,166	  1,426,754
 Long-term borrowings		    373,811	     440,426	    557,723
    Total Borrowed Funds	  2,807,012	   2,944,592	  1,984,477
Bank acceptances outstanding	    141,948	     157,262	     85,158
Other liabilities		    259,103	     337,301	    190,044
     Total Liabilities		 23,497,338	  22,502,674	 19,932,019
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 240,000,000 shares
  Issued, including treasury stock -
  149,797,609; 146,712,761; and
  72,153,445 shares, respectively    93,624	      91,695	     45,096
 Surplus			    681,703	     656,651	    659,294
 Undivided profits	          1,356,314	   1,300,962	  1,193,909
 Treasury stock, at cost - 0;
  363,279; and 0 shares,
  respectively			         -0-	     (13,855)	         -0-
 Unearned restricted stock	     (8,548)	      (9,410)	     (5,816)
 Accumulated other comprehensive
  income			      8,634	      11,618	     (4,619)
Total Stockholders' Equity	  2,131,727	   2,037,661	  1,887,864
                                $25,629,065	 $24,540,335	$21,819,883

See notes to consolidated financial statements.

              REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                              Three Months Ended
                                                  March 31
                                               1998	1997

Interest Income:
 Interest and fees on loans		    $394,756	 $337,216
 Interest on securities:
  Taxable interest income		      71,713	   65,742
  Tax-exempt interest income		       7,744	    8,037
   Total Interest on Securities		      79,457	   73,779
 Interest on mortgage loans held for sale      8,133	    4,371
 Income on federal funds sold
  and securities purchased under
  agreement to resell			       2,089	    1,565
 Interest on time deposits in other banks	 975	      866
 Interest on trading account assets		 306	      200
      Total Interest Income		     485,716	  417,997


Interest Expense:
 Interest on deposits			     201,260	  175,717
 Interest on short-term borrowings	      31,722	   19,765
 Interest on long-term borrowings	       7,328	    9,427
  Total Interest Expense		     240,310	  204,909
   Net Interest Income			     245,406	  213,088
Provision for loan losses		      12,119	   11,194
  Net Interest Income After Provision
    for Loan Losses			     233,287	  201,894

Non-Interest Income:
 Trust department income		       8,995	    7,590
 Service charges on deposit accounts	      31,125	   27,734
 Mortgage servicing and origination fees      17,369	   13,482
 Securities gains (losses)			 (69)	      464
 Other					      19,891	   15,225
  Total Non-Interest Income		      77,311	   64,495

Non-Interest Expense:
 Salaries and employee benefits		     98,955	   88,331
 Net occupancy expense			     10,297	   11,062
 Furniture and equipment expense	     10,893	    8,858
 Other					     58,492	   45,962
Total Non-Interest Expense		    178,637	  154,213
 Income Before Income Taxes		    131,961	  112,176
Applicable income taxes			     45,758	   37,880

	Net Income			   $ 86,203	 $ 74,296

Average number of shares outstanding	    149,556	  145,847
Average number of shares outstanding--
   assuming dilution			    152,571	  149,014
Per share:
Net income				      $0.58	    $0.51
Net income--assuming dilution		      $0.57	    $0.50
Cash dividends declared			      $0.23	    $0.20

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

												 Unearned       Accumulated
				Common				Undivided	Treasury	 Compensa-	Other
				Stock		Surplus		Profits		Stock		 tion		Comprehen-	 Total
													sive Income
BALANCE AT JANUARY 1, 1998      $91,695		$656,651	$1,300,962	$(13,855)	$(9,410)	$11,618		$2,037,661
Treasury stock of pooled company    (41)	  (1,424)			   1,465
Comprehensive Income:
  Net Income							    86,203							    86,203
  Other comprehensive income,
    net of tax
   Unrealized gains(losses)
    on AFS securities, net of
    reclassification
    adjustment													(2,984)		    (2,984)
  Comprehensive income						    86,203					(2,984)		    83,219
Equity from acquisitions
accounted for as poolings
 of interest			  1,672		  12,234	     4,037	  12,390					    30,333
Cash dividends declared
($0.23 per common share)					   (34,888)							   (34,888)
Common stock transactions:
  Stock issued to employees
    under incentive plans	    214		  13,046									    13,620
   incentive plan
  Stock options exercised	     84		   1,196									     1,280
  Amortization of unearned
   restricted stock										      862			       862
BALANCE AT MARCH 31, 1998	$93,624		$681,703	$1,356,314	   $--		  $(8,548)	$8,634		$2,131,727

Disclosure of
reclassification amount:
 Unrealized holding
  gains(losses) on AFS
  securities arising during
  period											  $(3,029)
Reclassification adjustment,
 net of
 tax, for gains and losses
 realized in
 net income											       45
Net unrealized losses on AFS
 securities, net of tax										  $(2,984)

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                  Three Months Ended
						      March 31
						1998		1997

Operating Activities:
 Net income					$   86,203	$   74,296
 Adjustments to reconcile net cash provided
  by operating activities:
   Depreciation and amortization of premises and
    equipment					     8,862	     8,375
  Provision for loan losses			    12,119	    11,194
  Net (accretion) of securities			      (261)	      (469)
  Amortization of loans and other assets	    10,924	     8,092
  Amortization of deposits and borrowings	        46	      (411)
  Provision for losses on other real estate	        34	        71
  Deferred income taxes				    (2,817)	    (4,582)
  (Gain) on sale of premises and equipment	      (380)	      (702)
  Realized security losses (gains)		        69	      (464)
  Decrease in trading account assets		    26,463	    29,040
  (Increase) in mortgages held for sale		   (43,248)	        (6)
  (Increase) in interest receivable		    (9,900)	    (2,567)
  Decrease (increase) in other assets		    28,844	   (38,406)
  (Decrease) increase in other liabilities	   (74,019)	     6,318
  Stock issued to employees			    14,717	     8,537
  Other						       862	       (32)
 Net Cash Provided By Operating Activities	    58,518	    98,284

Investing Activities:
 Net (increase) in loans			  (168,144)	  (292,143)
 Proceeds from sale of securities available
  for sale					    27,969	    15,699
 Proceeds from maturity of investment securities   443,715	   150,956
 Proceeds from maturity of securities available
  for sale					   140,363	   134,927
 Purchase of investment securities		  (190,664)	  (197,881)
 Purchase of securities available for sale	  (788,976)	   (71,602)
 Net decrease in interest-bearing deposits
  in other banks				    15,532	    50,708
 Proceeds from sale of premises and equipment	     1,135	     2,961
 Purchase of premises and equipment		   (16,782)	   (11,715)
 Net decrease (increase) in customers'
  acceptance liability				    15,314	    (7,050)
 Net cash received in acquisitions		     9,820	    156,785
  Net Cash (Used) By Investing Activities	  (510,718)	    (68,355)

Financing Activities:
 Net increase in deposits			   810,371	     89,026
 Net (decrease) in short-term borrowings	   (71,392)	   (217,840)
 Proceeds from long-term borrowings		    13,890	     46,516
 Payments on long-term borrowings		   (90,389)	    (80,022)
 Net (decrease) increase in bank acceptance
  liability					   (15,314)	      7,050
 Cash dividends					   (34,171)	    (27,311)
 Proceeds from exercise of stock options	     1,280	      1,855
  Net Cash Provided (Used) By Financing
   Activities					   614,275	   (180,726)
   Increase (Decrease) In Cash And Cash
    Equivalents					   162,075	   (150,797)
Cash and Cash Equivalents, Beginning of Period	   898,598	    865,487

Cash And Cash Equivalents, End of Period	$1,060,673	   $714,690
See notes to consolidated financial statements.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998



NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included in the 1997 Annual Re port to Stockholders previously filed as Exhibit 13 to Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

Prior period financial information has been restated for business combinations with PALFED, Inc., First United Bancorporation and
First State Corporation, which were consummated in the first quarter of 1998 and accounted for as poolings of interests according to Generally Accepted Accounting Principles.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE B -- Business Combinations

On February 12, 1998, Regions issued 3,790,747 shares of common stock in exchange for all the outstanding stock of PALFED, Inc., of Aiken, South Carolina. This transaction, accounted for as a pooling of interests, added $665 million in assets.

On February 13, 1998, Regions issued 966,027 shares of common stock in exchange for all the outstanding stock of Greenville
Financial Corporation of Greenville, South Carolina.  The
Greenville transaction, accounted for as a pooling of interests, added approximately $143 million in assets.

On March 14, 1998, Regions issued 2,148,950 shares of common stock in exchange for all the outstanding stock of First United
Bancorporation of Anderson, South Carolina. This transaction, accounted for as a pooling of interests, added approximately $305 million in assets.

On March 19, 1998, Regions issued 1,037,927 shares of common stock in exchange for all the outstanding stock of Key Florida Bancorp, Inc. of Bradenton, Florida. This transaction, accounted for as a pooling of interests, added approximately $207 million in assets.

Also on March 19, 1998, Regions issued 828,492 shares of common stock in exchange for all the outstanding stock of St. Mary Holding Corporation of Franklin, Louisiana. This transaction, accounted for as a pooling of interests, added approximately $110 million in assets.

On March 31, 1998, Regions issued 3,853,298 shares of common stock in exchange for all the outstanding stock of First State
Corporation of Albany, Georgia. This transaction, accounted for as a pooling of interests, added approximately $536 million in assets.

As explained in Note A Regions restated prior period financial information for the PALFED, First United and First State transactions. The following table presents net interest income, net income, net income per share and net income per share assuming dilution as reported by Regions, PALFED, First United, First State and on a combined basis for the three months ended March 31, 1997.

Net interest income:
      Regions            $197,029
      PALFED                6,034
      First United          5,932
      First State           4,093
      Combined           $213,088

Net income:
      Regions            $70,330
      PALFED               1,350
      First United         1,797
      First State            819
      Combined           $74,296

Net income per share:
      Regions            $.52
      PALFED              .26
      First United        .26
      First State         .21
      Combined           $.51

Net income per share assuming dilution:
      Regions            $.51
      PALFED              .25
      First United        .25
      First State         .20
      Combined           $.50

NOTE C - Pending Acquisitions

Regions' pending acquisitions are summarized in the following table. All are expected to be accounted for as poolings of interests and are subject to applicable shareholder and regulatory approvals.

                                                            Expected
                                                           Number of
                                                           Shares of
               Approximate                                 Regions to
                Asset Size       Type of      Exchange    be issued(1)
 Institution  (in millions)   Consideration     Ratio      (in 000's)

First
Commercial
Corporation,
of Little                        Regions
Rock,                            Common
Arkansas          $7,382          Stock         1.70         63,884

Etowah Bank,                     Regions
of Canton,                       Common
Georgia            432            Stock         3.20         2,915

First
Community
Banking
Services,
Inc. of                          Regions
Peachtree                        Common
City, Georgia       131           Stock         .625          850

Jacobs Bank,
of                               Regions
Scottsboro,                      Common
Alabama             190           Stock         13.50        1,350

Village
Bankshares,
Inc., of                         Regions
Tampa,                           Common
Florida             199           Stock         1.34         1,339

 (1) - Based on the number of shares of outstanding stock of each institution as of the announcement date.

NOTE D - New Accounting Standard

As of January 1, 1998, Regions adopted Financial Accounting Standards Statement No. 130 (Statement 130), 'Reporting Comprehensive Income'. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on net income or shareholders' equity. Statement 130 requires unrealized gains and losses from available for sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. Comprehensive income for the three months ended March 31, 1997, was $66.6 million.

By December 31, 1998, Regions will adopt Financial Accounting Standards Statement No. 131 (Statement 131), 'Disclosures about Segments of an Enterprise and Related Information'. Statement 131 superceding FASB Statement 114, 'Financial Reporting for Segment of a Business Enterprise', establishes standards for the way public business enterprises reports information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. The adoption of Statement 131 will have no effect on the results of operations or financial position of Regions.

NOTE E - Year 2000 Compliance

Regions is preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software maintained by Regions as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy any Year 2000 issues. The majority of applications used by Regions are products of established national vendors. Management expects to have substantially all of the system and application changes completed by December 31, 1998, and believes that its level of preparedness is appropriate. However, there can be no assurance that the systems of other companies on which Regions' systems rely will be converted and would not have an adverse impact on the Company's systems.

Regions estimates that the cumulative cost of the project will be approximately $15 million. This cost includes personnel cost related to the modification of systems and applications as well as the cost to purchase or lease certain hardware and software. In 1998, Region expects to incur approximately $10 million of the total anticipated amount for the project. The purchase of hardware and software will be capitalized according to normal policy. Cost associated with personnel will be expensed in the period incurred.


               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Regions' total assets at March 31, 1998, were $25.6 billion--an increase of 17% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans, due to acquisition activity and internal growth. Since year-end 1997, total assets have increased 4%, due primarily to acquisition activity.

Comparisons with the prior year are significantly affected by the following acquisitions accounted for as purchases, and by The New Iberia Bancorp, Inc., First Bankshares, Inc., SB&T Corporation, Greenville Financial Corporation, St. Mary Holding Company, and Key Florida Bancorp, Inc. acquisitions, which were accounted for as poolings of interests. Prior year financial information has not been restated to give effect to the New Iberia, First Bankshares, SB&T, Greenville, Key and St. Mary transactions since the effect is not material. Prior period financial information has been restated for the business combinations with PALFED, Inc., First United Bancorporation and First State Corporation, which were closed in the first quarter of 1998. Relevant 1997 and 1998 acquisitions (excluding the three business combinations for which prior period financial information has been restated) are summarized as follows:

Date                         Headquarters   Total Assets    Accounting
Acquired  Company Acquired   Location       (in thousands)  Treatment


April     Gulf South         Gretna,          $ 55,363      Purchase
1997      Bancshares, Inc.   Louisiana

May       First Mercantile   Longwood,         157,434      Purchase
1997      National Bank      Florida

May       The New Iberia     New Iberia,       313,494      Pooling
1997      Bancorp, Inc.      Louisiana

June      First Bankshares,  Hapeville,        126,826      Pooling
1997      Inc.               Georgia

June      SB&T Corporation   Smyrna,           147,709      Pooling
1997                         Georgia

December  GF Bancshares,     Griffin,           98,446      Purchase
1997      Inc.               Georgia

February  Greenville         Greenville,       143,331      Pooling
1998      Financial          South
          Corporation        Carolina

March     Key Florida        Bradenton,        207,193      Pooling
1998      Bancorp, Inc.      Florida

March     St. Mary Holding   Franklin,         110,216      Pooling
1998      Corporation        Louisiana

Loans have increased 16% since a year ago. Loans added from the three purchase acquisitions, combined with the six pooling transactions, accounted for a 5% increase in loans. The remaining 11% increase was attributable to internal growth, primarily in commercial and real estate loans. Since year-end, total loans have increased 3%, due to $320 million in loans added by acquisitions and $162 million in internal growth. The average yield on loans during the first three months of 1998 was 8.99%, compared to 8.95% during the same period in 1997. This increase was primarily the result of higher average base lending rates.

Non-performing assets were as follows (in thousands):

                             March 31,  Dec. 31,  March 31,
                               1998       1997      1997

    Non-accruing loans       $117,427   $103,588  $ 86,002
    Loans past due 90
     days or more              17,296     19,179    30,972
    Renegotiated loans          1,759      6,543    11,392
    Other real estate          15,034     15,247    17,506

       Total                 $151,516   $144,557  $145,872

    Non-performing assets
     as a percentage of
     loans and other real
     estate                     .84%	   .82%	     .94%

Non-accruing loans have increased $31.4 million since March of last year and $13.8 million since year end. These increases were mainly in the consumer category combined with the effect of acquisitions and two commercial credits which were transferred to non-accrual status. At March 31, 1998, real estate loans comprised $49.1 million of total non-accruing loans, with commercial loans accounting for $30.2 million and consumer loans $38.1 million. Other real estate decreased $213,000 since year end, and $2.5 million since March 1997, due primarily to the writedown and disposition of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

                                        March 31,   March 31,
                                          1998        1997

    Balance at beginning of period      $210,604    $190,753
    Net loans charged-off (recovered):
     Commercial                             (836)     (2,234)
     Real estate                             276        (141)
     Installment                           9,910       9,497

       Total                               9,350       7,122

    Allowance of acquired banks            8,625      12,271

    Provision charged to expense          12,119      11,194

    Balance at end of period            $221,998    $207,096

Net loan losses in the first three months of 1998 were 0.21% of average loans (annualized), compared to 0.19% of average loans (annualized) in the first three months of 1997. Slightly higher installment and real estate net charge-offs in the first three months of 1998, partially offset by recoveries of prior period commercial loan net charge-offs, resulted in higher net loan losses in 1998. At March 31, 1998, the allowance for loan losses stood at 1.23% of loans, compared to 1.34% a year ago and 1.20% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 163% and 147%, respectively, at March 31, 1998, compared to 161% and 142%, respectively, at March 31, 1997.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 1998, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have increased 12% since a year ago and 9% since year end, as a result of securities added by acquisitions in the second quarter of 1997 and in the first quarter of 1998.

Mortgage loans held for sale have increased $207 million since March 31, 1997 and $43 million since year end as a result of increased levels of residential mortgage loan production at Regions' mortgage banking subsidiary. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $874 million during the first three months of 1998, compared to $418 million during the same time period in 1997.

Interest-bearing deposits in other banks at March 31, 1998 totaled $75.3 million, an increase of $48.5 million compared to a year ago and $27.2 compared to year end. These increases resulted from interest bearing deposits added by acquisitions.

Net federal funds purchased and security repurchase agreements totaled $1.3 billion at March 31, 1998, $1.8 billion at year end and $1.2 billion at March 31, 1997. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first three months of 1998 and 1997, net funds purchased averaged $1.3 billion, indicating the utilization of alternative sources of funds to support earning asset growth since the first quarter of 1997.

Premises and equipment have increased $17.3 million since year end and $22.7 million since March 31, 1997. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since March 1997.

Other assets have decreased $38.2 million since year end, but increased $15.1 million since the first quarter of last year. The year to year increase was due primarily to increased excess purchase price resulting from acquisitions, increased investment in low-income housing partnerships, and increased mortgage servicing rights due to the capitalization of mortgage servicing rights in accordance with Financial Accounting Standards Board Statement No. 122. The decrease since year end was due to amortization of excess purchase price and decreases in accounts receivable and overdrafts.

Total deposits have increased 15% since March of last year. The deposits acquired in connection with acquisitions resulted in a 7% increase, with the remaining 8% increase attributable to internal growth. The internal growth resulted primarily from increases in certificates of deposit and interest-bearing checking accounts. Since year end, total deposits have increased 4%, after adjusting for the deposits acquired in connection with acquisitions during the first quarter of 1998.

Other short-term borrowings increased $917 million since March 1997 and $421 million since year end. These increases are the result of Regions' utilization of Federal Home Loan Bank structured notes as a short-term funding source in late 1997 and throughout the first quarter of 1998.

Long-term borrowings have decreased $66.6 million since year end, and $183.9 million since March 31, 1997. The decrease in long-term borrowings since year end and the first quarter of 1997 resulted primarily from the payoff of Senior Bank Notes issued by Regions' banking affiliate and maturities of Federal Home Loan Bank advances.

Regions continues to be concerned about the general trend in litigation in Alabama state courts involving large damage awards against financial service company defendants. Regions directly or through its subsidiaries is party to approximately 52 cases in Alabama in the ordinary course of business, some of which seek class action treatment or punitive damages. The damage exposure in Alabama in any case and in the aggregate is difficult to estimate because the jury has broad discretion as to the amount of damages awarded. The U.S. Supreme Court overturned an Alabama case involving a large jury award, holding that the punitive damage award was so grossly excessive as to violate due process. Subsequently, the U.S. Supreme Court has returned several cases to the Alabama courts for reconsideration in light of its ruling. In addition, the Alabama Supreme Court has reduced several large damage awards against defendants that were awarded by lower court juries. In March of 1997, the Alabama Supreme Court reversed a precedent set in 1989 regarding reliance by plaintiffs on verbal representations which are not in agreement with written contracts. The 1989 ruling had been the source of significant litigation losses in the state and its reversal is viewed as a positive event.

Notwithstanding these concerns, Regions believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Regions' consolidated financial position.

Stockholders' equity was $2.1 billion at March 31, 1998, an increase of 13% over last year and an increase of 5% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since March 1997. The accumulated other comprehensive income totaled $8.6 million at March 31, 1998, compared to $11.6 million at year end and $(4.6) million at March of 1997. Regions' ratio of equity to total assets was 8.32% at March 31, 1998, compared to 8.65% a year ago and 8.30% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At March 31, 1998, the loan to deposit ratio was 88.94%, compared to 87.73% a year ago and 92.13% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first three months of 1998 increased $32.3 million or 15%, compared to the same period in 1997. The increased net interest income resulted from a higher level of earning assets, combined with higher spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.34% in the first three months of 1998, compared to 4.36% in the same period in 1997. This ratio decreased due primarily to changes in the product mix, both in interest-earning assets and interest-bearing liabilities and higher funding costs in the first quarter of 1998.

Total non-interest income increased $12.8 million or 20% over the first three months of 1997. Trust department income increased
$1.4 million or 19% on a year-to-year comparison. This resulted from growth in trust assets, due to internal growth, changes in fee structures and increases in personal and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts due to acquisitions and internal growth, resulted in service charges on deposit accounts increasing $3.4 million or 12% in the first three months of 1998, compared to the same period in 1997. Mortgage servicing and origination fees increased $3.9 million or 29% in the first three months of 1998 compared to the same period in 1997. Mortgage origination fees were up significantly due to increased volume of new loan production in the first quarter of 1998. Mortgage servicing fees increased 12% on a year-to-year comparison. The mortgage company's servicing portfolio totaled $14.1 billion at March 31, 1998. Other non-interest income increased $4.7 million or 31% in the first three months of 1998, compared to the first three months of 1997, primarily due to higher capitalization of originated mortgage servicing rights, increased automated teller machine fees, increased trading account income and increased insurance premiums and commissions.

Total non-interest expense increased $24.4 million or 16% in the first three months of 1998, compared to the same period in 1997. Salaries and employee benefits were up 12% in the first three months of 1998, due to an increase in the number of employees because of acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 6% in the first three months of 1998 over the same period in 1997, primarily because of additional expenses associated with branch offices and equipment added by the 1997 and 1998 acquisitions. Other non-interest expense increased $12.5 million or 27% in the first three months of 1998, primarily because of losses on mortgage loans held for sale and increases in amortization of excess purchase price, amortization of mortgage servicing rights, professional fees, postage and stationery and printing costs.

Income tax expense increased $7.9 million or 21% over the first three months of 1997, due to an increase in federal taxable income, and an increase in taxable income as a percentage of total income.

Net income for the first quarter was $86.2 million--up 16% over the first quarter of last year. Annualized return on stockholders' equity increased to 16.65%, compared to 16.01% in the first three months of last year. Annualized return on assets also increased to 1.39% in the first three months of 1998, compared to 1.38% for the same period in 1997.

Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             (27) Financial Data Schedule (SEC use only)

         (b) Reports on Form 8-K:

             A report on Form 8-K, dated February 8, 1998, was filed under item 5. The report related to the Registrant's proposed acquisition of First Commercial Corporation headquartered in Little Rock, Arkansas.

                            SIGNATURES





 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







                                Regions Financial Corporation



 DATE:  May 14, 1998             /s/ Robert P. Houston
                                Robert P. Houston
                                Executive Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)