Form 10-Q
period 1998-06-30
REGIONS FINANCIAL CORP
filed 1998-08-14
CIK 36032

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                      FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1998   	COMMISSION FILE NUMBER
	                           		     0-6159


   	       REGIONS FINANCIAL CORPORATION
	(Exact name of registrant as specified in its charter)



	DELAWARE				      63-0589368
(State or other jurisdiction of		 (I.R.S. Employer
 incorporation or organization)	       Identification No.)



	417 North 20th Street, Birmingham, Alabama		35203
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

Common Stock, $.625 Par Value-214,100,931 shares outstanding as of July 31, 1998

	REGIONS FINANCIAL CORPORATION

	INDEX



				Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statements of Condition -
		June 30, 1998, December 31, 1997
			and June 30, 1997				          2


		Consolidated Statements of Income -
		Three months ended June 30, 1998 and
			June 30, 1997 and Six months ended
			June 30, 1998 and June 30, 1997		        3

		Consolidated Statement of Stockholders' Equity -
			Six months ended June 30, 1998		        4


		Consolidated Statements of Cash Flows -
		Six months ended June 30, 1998 and
			June 30, 1997			                5


		Notes to Consolidated Financial Statements -
			June 30, 1998			                6




	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations 11



	PART II.	OTHER INFORMATION


	Item 4.	Submission of Matters to a Vote of Security
			Holders			     	                17

	Item 6.	Exhibits and Reports on Form 8-K		        17



	SIGNATURES					                18

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						June 30  	 	December 31		June 30
					 	1998			  1997		   1997

ASSETS
Cash and due from banks			$   965,035		$   780,203		$   672,719
Interest-bearing deposits in
 other banks			  	     86,355		     48,162		     49,187
Investment securities		 	  2,529,887		  2,929,596		  2,526,733
Securities available for sale	  	  2,781,985	 	  1,667,690		  2,001,889
Trading account assets		  	     18,516		     50,676		     20,474
Mortgage loans held for sale	    	    717,557		    383,840		    197,857
Federal funds sold and securities
 purchased under agreement
 to resell				     27,083		    118,395		    134,111
Loans					 18,509,366		 17,607,840		 16,337,529
Unearned income				    (36,479)		    (44,451)		    (48,888)
 Loans, net of unearned income		 18,472,887		 17,563,389		 16,288,641
Allowance for loan losses		   (226,451)		   (210,604)		   (211,813)
	Net Loans			 18,246,436		 17,352,785		 16,076,828
Premises and equipment			    362,143		    333,953		    331,620
Interest receivable			    212,109		    175,844		    163,629
Due from customers on acceptances	     64,219		    157,262		     47,115
Other assets				    504,371		    541,929		    498,114
					$26,515,696		$24,540,335		$22,720,276
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing			$ 2,674,865		$ 2,521,538		$ 2,327,376
 Interest-bearing			 17,522,706		 16,541,981		 15,780,689
  Total Deposits			 20,197,571		 19,063,519		 18,108,065
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase			  1,302,809		  1,948,582		  1,881,108
  Commercial paper			     54,750 		     52,750		     22,384
  Other short-term borrowings		  2,084,428		    502,834		     17,669
Total Short-term Borrowings		  3,441,987 		  2,504,166		  1,921,161
Long-term borrowings			    366,908 	 	    440,426		    489,290
	Total Borrowed Funds		  3,808,895	   	  2,944,592		  2,410,451
Bank acceptances outstanding		     64,219		    157,262		     47,115
Other liabilities			    250,964		    337,301		    211,749
	Total Liabilities		 24,321,649		 22,502,674		 20,777,380
Stockholders' Equity:
 Common Stock, par value $.625 a share:
  Authorized - 240,000,000 shares
  Issued, including treasury stock -
  149,951,761; 146,712,761; and
  146,299,986 shares, respectively	     93,720		     91,695		     91,438
 Surplus				    683,370		    656,651		    652,187
 Undivided profits			  1,411,467		  1,300,962		  1,201,075
 Treasury stock, at cost - 0;
  363,279; and 0 shares, respectively        -0-		    (13,855)		        -0-
 Unearned restricted stock		     (8,145) 	 	     (9,410)		     (5,628)
 Accumulated other comprehensive income	     13,635		     11,618		      3,824
Total Stockholders' Equity		  2,194,047		  2,037,661		  1,942,896
					$26,515,696		$24,540,335		$22,720,276

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

						 Three Months Ended		   Six Months Ended
						       June 30			      June 30
						  1998	1997			 1998		1997
Interest Income:
 Interest and fees on loans			$402,724	$356,457	$797,480	$693,673
 Interest on securities:
  Taxable interest income		 	  73,840	  67,727	 145,553	 133,469
  Tax-exempt interest income			   7,747	   7,734	  15,491	  15,771
   Total Interest on Securities			  81,587	  75,461	 161,044	 149,240
 Interest on mortgage loans held
  for sale					   8,040	   2,486	  16,173	   6,857
 Income on federal funds sold
  and securities purchased under
  agreement to resell				     885	   1,663	   2,974	   3,228
 Interest on time deposits in other
  banks						   1,042	     536	   2,017	   1,402
 Interest on trading account assets		     110	     268	     416	     468
Total Interest Income				 494,388	 436,871	 980,104	 854,868


Interest Expense:
 Interest on deposits				 209,245	 182,479	 410,505	  358,196
 Interest on short-term borrowings 		  33,127	  24,366	  64,849	   44,131
 Interest on long-term borrowings		   6,564	   8,221	  13,892	   17,648
Total Interest Expense				 248,936	 215,066	 489,246	  419,975
  Net Interest Income				 245,452	 221,805	 490,858	  434,893
Provision for loan losses			  12,218	  11,052	  24,337	   22,246
 Net Interest Income After Provision
  for Loan Losses				 233,234	 210,753	 466,521	  412,647

Non-Interest Income:
 Trust department income			   8,365	   7,271	  17,360	   14,861
 Service charges on deposit accounts		  32,062	  28,350	  63,187	   56,084
 Mortgage servicing and origination
  fees				 		  20,200	  13,230	  37,569 	   26,712
 Securities gains (losses)			     (53)	      52	    (122)	      516
 Other						  20,697	  16,550	  40,588	   31,775
  Total Non-Interest Income			  81,271	  65,453	 158,582	  129,948

Non-Interest Expense:
 Salaries and employee benefits			 100,839	  88,823	 199,794	  177,154
 Net occupancy expense				  10,887	  11,089	  21,184	   22,151
 Furniture and equipment expense		  12,075 	   9,922	  22,968	   18,780
 Other						  56,734	  51,065	 115,226	   97,027
  Total Non-Interest Expense			 180,535	 160,899	 359,172	  315,112
Income Before Income Taxes			 133,970	 115,307	 265,931	  227,483
 Applicable income taxes			  44,327	  37,787	  90,085	   75,667

Net Income					$ 89,643	$ 77,520	$175,846	 $151,816

Average number of shares
 outstanding				  	 149,883	 146,211	 149,720	  146,030
Average number of shares
 outstanding--diluted				 153,209	 149,147	 152,892	  149,081
Per share:
	Net income				   $0.60	   $0.53	   $1.17	    $1.04
	Net income--diluted			   $0.59	   $0.52	   $1.15	    $1.02
	Cash dividends declared		    	   $0.23	   $0.20	   $0.46	    $0.40

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

													Accumulated
											Unearned	Other
				Common 			Undivided	Treasury	Restricted	Comprehen-
				Stock	Surplus		Profits	Stock	Stock		sive Income			Total

BALANCE AT
 JANUARY 1, 1998		$91,695	$656,651	$1,300,962	$(13,855)	$(9,410)	$11,618		$2,037,661

Comprehensive Income:
  Net Income						   175,846							   175,846
  Other comprehensive
   income, net of tax
    Unrealized gains
     (losses) on AFS
     securities, net of
     reclassification
     adjustment												  2,017	 	    2,017
  Comprehensive income					   175,846					  2,017		   177,863

Equity from acquisitions
 accounted for as
 poolings of interest		  1,631	  10,810	     4,037	 13,855					 	   30,333
Cash dividends declared
 ($0.23 per common share)				   (69,378)							   (69,378)

Common stock transactions:
  Stock issued to
   employees under
   incentive plan		    220	   13,451									    13,671
  Stock options exercised	    174	    2,458									     2,632
  Amortization of unearned
   restricted stock									      1,265			     1,265

BALANCE AT
 JUNE 30, 1998			$93,720	$683,370	$1,411,467	$--		    $(8,145)	 $13,635	$2,194,047

Disclosure of reclassification amount:
 Unrealized holding gains(losses) on AFS
  securities arising during period									$ 1,938
Reclassification adjustment, net of
 tax, for gains and losses realized in
 net income												    (79)
Net unrealized gains on AFS
 securities, net of tax											$ 2,017

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

									  Six Months Ended
									      June 30
								  1998			  1997
Operating Activities:
 Net income							$  175,846		$  151,816
  Adjustments to reconcile net cash provided
   by operating activities:
    Depreciation and amortization of premises and
     equipment							    18,807		    17,338
    Provision for loan losses					    24,337		    22,246
    Net (accretion) of securities				       (15)		      (821)
    Amortization of loans and other assets			    21,330		    16,854
    Amortization of deposits and borrowings			       123	 	      (821)
    Provision for losses on other real estate			        59		       961
    Deferred income taxes					     2,686	 	    (6,055)
    (Gain) on sale of premises and equipment			       (81)		      (401)
    Realized security losses (gains)				       122 	            (516)
    Decrease in trading account assets	   			    32,160		    33,190
    (Increase) in mortgages held for sale			  (333,717)		     4,250
    (Increase) in interest receivable	   			   (32,641)		   (15,222)
    Decrease (increase) in other assets				    17,692 		   (63,337)
    (Decrease) increase in other liabilities			   (90,930)		    23,157
    Stock issued to employees					    14,717		     8,537
    Other							     1,676		     1,993
     Net Cash Provided By Operating Activities			  (147,829)		   193,169

Investing Activities:
 Net (increase) in loans					  (603,327)		  (973,079)
 Proceeds from sale of securities available
  for sale						   	    38,773		    18,905
 Proceeds from maturity of investment securities		   746,715		   243,305
 Proceeds from maturity of securities available
  for sale							   344,342		   185,024
 Purchase of investment securities 	 			  (401,139)		  (304,931)
 Purchase of securities available for sale			(1,367,956)		   (66,229)
 Net decrease in interest-bearing deposits
  in other banks						     4,524		    28,377
 Proceeds from sale of premises and equipment			     1,968		     4,335
 Purchase of premises and equipment				   (38,923)		   (20,596)
 Net decrease (increase) in customers'
  acceptance liability						    93,043		    30,993
 Net cash received in acquisitions				     9,820		   170,646
  Net Cash (Used) By Investing Activities			(1,172,160)		  (683,250)

Financing Activities:
 Net increase in deposits					   718,590		   376,204
 Net (decrease) in short-term borrowings			   937,394 		   251,231
 Proceeds from long-term borrowings				   213,408		    98,275
 Payments on long-term borrowings				  (296,811)		  (194,904)
 Net (decrease) increase in bank acceptance
  liability							   (93,043)		   (30,993)
 Cash dividends							   (68,661)		   (55,967)
 Purchase of treasury stock						 0		   (14,959)
 Proceeds from exercise of stock options			     2,632		     2,537
Net Cash Provided (Used) By Financing Activities		 1,413,509 		   431,424
Increase (Decrease) In Cash And Cash Equivalents		    93,520	 	   (58,657)
Cash and Cash Equivalents, Beginning of Period			   898,598		   865,487

	Cash And Cash Equivalents, End of Period		$  992,118 		$  806,830

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998



NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included in the 1997 Annual Re-port to Stockholders previously filed as Exhibit 13 to Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

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




NOTE B -- Business Combinations

Regions consummated no business combinations during the second quarter of 1998.

On July 31, 1998, Regions issued 64,120,031 shares of common stock in exchange for all the outstanding stock of First Commercial Corporation of Little Rock, Arkansas. This transaction, accounted for as a pooling of interests, added approximately $7.3 billion in assets. First Commercial reported revenues of $214.4 million, net income of $60.5 million, earnings per share of $1.61, and diluted earnings per share of $1.59 for the six months ended June 30, 1998.

As explained in Note A Regions restated prior period financial information for the PALFED, First United and First State transactions which were closed in the first quarter of 1998. The following table presents financial information as reported by Regions, PALFED, First United, First State and on a combined basis for the six months ended June 30, 1997.

Net interest income:
	Regions		$402,068
	PALFED		  12,423
	First State	  12,058
	First United	   8,344
	Combined	$434,893

Net income:
	Regions		$143,735
	PALFED		   2,807
	First State	   3,494
	First United	   1,780
	Combined	$151,816

Net income per share:
	Regions		$1.05
	Combined	$1.04

Net income per share - diluted:
	Regions		$1.03
	Combined	$1.02



NOTE C - Pending Acquisitions

Regions' pending acquisitions are summarized in the following table. Those being acquired in exchange for Regions common stock are expected to be accounted for as poolings of interests and are subject to applicable shareholder and regulatory approvals.

												Expected
												Number of
												Shares of
												Regions to
			Approximate								be
			Asset Size		Type of			Exchange		issued(1)
Institution		(in millions)		Consideration		Ratio			(in 000's)

Etowah Bank, 					Regions
of Canton, 					Common
Georgia			$432			Stock			3.20			2,915

First
Community
Banking
Services, Inc. 					Regions
of Peachtree 					Common
City, Georgia		 131			Stock			.625			  850


Jacobs Bank, 					Regions
of Scottsboro, 					Common
Alabama			 190			Stock			13.50			1,350

Village
Bankshares, 					Regions
Inc., of 					Common
Tampa, Florida		 199			Stock			1.34			1,339

VB&T
Bancshares
Corporation, 					Regions
of Valdosta, 					Common
Georgia			  75			Stock			.6654(2)		  400

Meigs County
Bancshares,
Inc., of 					Regions
Decatur, 					Common
Tennessee		 103			Stock			1.90			  577

Bullsboro
BancShares,
Inc., of 					Regions
Newnan, 					Common
Georgia			108			Stock			3.65			  848

St. James
Bancorporation
Inc., of 					Regions
Lutcher, 					Common
Louisiana		152			Stock			4.23(2)			1,039

Branches from
First Union
National Bank
in Valdosta,
Georgia			100			Cash			N/A			N/A

Arkansas
Banking
Company of 					Regions
Jonesboro, 					Common
Arkansas		343			Stock			2.85			1,673


 (1) - Based on the number of shares of outstanding stock of each institution as of the announcement date.
 (2) - To be adjusted based on the average of the last sales price of Regions Common Stock on the Nasdaq National Market over a specified period.

NOTE D - New Accounting Standards

As of January 1, 1998, Regions adopted Financial Accounting Standards Statement No. 130 (Statement 130), 'Reporting Comprehensive Income'. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on net income or stockholders' equity. Statement 130 requires unrealized gains and losses from available for sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. Comprehensive income for the six months ended June 30, 1997, was $152.6 million.

By December 31, 1998, Regions will adopt Financial Accounting Standards Statement No. 131 (Statement 131), 'Disclosures About Segments of an Enterprise and Related Information'. Statement 131, superseding FASB Statement 114, 'Financial Reporting for Segments of a Business Enterprise', establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. The adoption of Statement 131 will have no effect on the results of operations or financial position of Regions.



In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 'Employers' Disclosures about Pensions and Other Postretirement Benefits' (Statement 132). Statement 132 standardizes disclosure requirements for pensions and other postretirement benefits. Statement 132 does not change the recognition or measurement of pensions and other postretirement benefits and therefore will have no effect on the Company's financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 'Accounting for Derivative Instruments and for Hedging Activities' (Statement 133). Statement 133 requires all derivatives to be recorded on the balance sheet at fair value. Statement 133 is effective for fiscal periods beginning after June 15, 1999 and is not expected to have a material effect on the Company's financial statements.

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

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Regions' total assets at June 30, 1998, were $26.5 billion--an increase of 17% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans and securities, due to acquisition activity and internal growth.
Since year-end 1997, total assets have increased 8%, due primarily to acquisition activity.

Comparisons with the prior year are affected by the GF Bancshares, Inc. acquisition accounted for as purchase, and by Greenville Financial Corporation, St. Mary Holding Corporation, and Key Florida Bancorp, Inc. acquisitions, which were accounted for as poolings of interests. Prior year financial information has not been restated to give effect to the Greenville, Key and St. Mary transactions since the effect is not material. Prior period financial information has been restated for the business combinations with PALFED, Inc., First United Bancorporation and First State Corporation, which were closed in the first quarter of 1998. Relevant 1997 and 1998 acquisitions (excluding the three business combinations for which prior period financial information has been restated) are summarized as follows:


Date 						Headquarters	Total Assets	Accounting
Acquired		Company Acquired	Location	(in thousands)	Treatment

December 		GF Bancshares,	 	Griffen,
1997			Inc.			Georgia		 $  98,446	Purchase

February		Greenville		Greenville,
1998			Financial 		South
			Corporation		Carolina	   143,331	Pooling

March 			Key Florida		Bradenton,
1998			Bancorp, Inc.		Florida		   207,193	Pooling

March	 		St. Mary Holding	Franklin,
1998			Corporation		Louisiana	   110,216	Pooling


Loans have increased 13% since a year ago. Loans added from the purchase acquisition, combined with the three pooling transactions, accounted for a 2% increase in loans. The remaining 11% increase was attributable to internal growth, primarily in commercial and real estate loans. Since year-end, total loans have increased 5%, due to $320 million in loans added by acquisitions and $588 million in internal growth. The average yield on loans during the first six months of 1998 was 8.94%, compared to 8.96% during the same period in 1997. This decrease was primarily the result of lower average base lending rates.



Non-performing assets were as follows (in thousands):

				June 30,	Dec. 31,	June 30,
				  1998		  1997		  1997

Non-accruing loans		$129,757	$103,588	$ 89,146
Loans past due 90
 days or more			  21,198  	  19,179	  24,641
Renegotiated loans		   2,825	   6,543	  10,709
Other real estate		  13,898	  15,247	  18,800

Total				$167,678	$144,557	$143,296

Non-performing assets
 as a percentage of
 loans and other real
 estate				   .91%		    .82%	    .88%

Non-accruing loans have increased $40.6 million since June of last year and $26.2 million since year end. These increases were mainly in the consumer category combined with the effect of acquisitions and two commercial credits which were transferred to non-accrual status in the first quarter of 1998. At June 30, 1998, real estate loans comprised $50.5 million of total non-accruing loans, with commercial loans accounting for $32.5 million and consumer loans $46.8 million. Other real estate decreased $1.3 million since year end, and $4.9 million since June 1997, due primarily to the disposition and writedown of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

			     	    		June 30,	June 30,
						  1998		  1997

Balance at beginning of period			$210,604	$190,753
Net loans charged-off (recovered):
	Commercial				   1,306	  (3,598)
	Real estate				     386	    (289)
	Installment				  15,423	  18,827

		Total				  17,115	  14,940

Allowance of acquired banks			   8,625	  13,754

Provision charged to expense			  24,337	  22,246

Balance at end of period			$226,451	$211,813



Net loan losses in the first six months of 1998 and 1997 were 0.19% of average loans (annualized). At June 30, 1998, the allowance for loan losses stood at 1.23% of loans, compared to 1.30% a year ago and 1.20% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 147% and 135%, respectively, at June 30, 1998, compared to 170% and 148%, respectively, at June 30, 1997.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 1998, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have increased 17% since a year ago and 16% since year end, as a result of securities added by acquisitions in the first quarter of 1998 and increased balance sheet leveraging.

Mortgage loans held for sale have increased $520 million since June 30, 1997 and $334 million since year end as a result of record levels of residential mortgage loan production at Regions' mortgage banking subsidiary. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $2.0 billion during the first six months of 1998, compared to $933 million during the same time period in 1997.

Interest-bearing deposits in other banks at June 30, 1998 totaled $86.4 million, an increase of $37.2 million compared to a year ago and $38.2 compared to year end. These increases resulted from interest bearing deposits added by acquisitions during the first quarter of 1998.

Net federal funds purchased and security repurchase agreements totaled $1.3 billion at June 30, 1998, $1.8 billion at year end and $1.7 billion at June 30, 1997. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first six months of 1998 net funds purchased averaged $1.2 billion compared to $1.4 billion for the same period of 1997, indicating less reliance on purchased funds and the utilization of alternative sources of funds to support earning asset growth since the second quarter of 1997.

Premises and equipment have increased $28.2 million since year end and $30.5 million since June 30, 1997. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since December 1997 and the installation of new branch equipment.

Other assets have decreased $37.6 million since year end, but increased $6.3 million since the second quarter of last year. The year to year increase was due primarily to increased investment in low-income housing partnerships, and increased mortgage servicing rights due to the capitalization of mortgage servicing rights in accordance with Financial Accounting Standards Board Statement No.
122. The decrease since year end was due to amortization of excess purchase price and decreases in accounts receivable and overdrafts.

Total deposits have increased 12% since June of last year. The deposits acquired in connection with acquisitions resulted in a 3% increase, with the remaining 9% increase attributable to internal growth. The internal growth resulted primarily from increases in certificates of deposit and interest-bearing checking accounts. Since year end, total deposits have increased 4%, after adjusting for the deposits acquired in connection with acquisitions during the first quarter of 1998.

Other short-term borrowings increased $2.1 billion since June 1997 and $1.6 billion since year end. These increases are the result of Regions' utilization of Federal Home Loan Bank structured notes as a short-term funding source in late 1997 and throughout the first half of 1998.

Long-term borrowings have decreased $73.5 million since year end, and $122.4 million since June 30, 1997. The decrease in long-term borrowings since year end and the second quarter of 1997 resulted primarily from maturities of Federal Home Loan Bank advances.

Stockholders' equity was $2.2 billion at June 30, 1998, an increase of 13% over last year and an increase of 8% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since December 1997. The accumulated other comprehensive income totaled $13.6 million at June 30, 1998, compared to $11.6 million at year end and $3.8 million at June of 1997. Regions' ratio of equity to total assets was 8.27% at June 30, 1998, compared to 8.55% a year ago and 8.30% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At June 30, 1998, the loan to deposit ratio was 91.46%, compared to 89.95% a year ago and 92.13% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first six months of 1998 increased $56.0 million or 13%, compared to the same period in 1997. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.27% in the first six months of 1998, compared to 4.37% in the same period in 1997. This ratio decreased due partially to unfavorable repricing of the securities portfolio and slightly higher funding costs in the first half of 1998. For the second quarter of 1998 net interest income increased $23.6 million or 11% over the second quarter of 1997 due to increased earning assets.

Total non-interest income increased $28.6 million or 22% over the first six months of 1997 and $15.8 million or 24% over the second quarter of 1997. Trust department income increased $2.5 million or 17% on a year-to-year comparison and $1.1 million or 15% on a quarterly comparison. This resulted from growth in trust assets, due to internal growth, changes in fee structures and increases in personal and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts due to acquisitions and internal growth, resulted in service charges on deposit accounts increasing $7.1 million or 13% in the first six months of 1998 and $3.7 million or 13% in the second quarter, compared to the same periods in 1997. Mortgage servicing and origination fees increased $10.9 million or 41% in the first six months of 1998 and $7.0 million in the second quarter compared to the same periods in 1997. Mortgage origination fees were up significantly due to increased volume of new loan production in the first and second quarter of 1998. Mortgage servicing fees increased 24% on a year-to-year comparison. The mortgage company's servicing portfolio totaled $14.4 billion at June 30, 1998. Other non-interest income increased $8.8 million or 28% in the first six months of 1998 and $4.1 million or 25% in the second quarter of 1998, compared to the first six months and second quarter of 1997, primarily due to higher capitalization of originated mortgage servicing rights, increased trading account income and increased insurance premiums and commissions.

Total non-interest expense increased $44.1 million or 14% in the first six months of 1998 and $19.6 million or 12% in the second quarter, compared to the same periods in 1997. Salaries and employee benefits were up 13% in the first six months of 1998 compared to the same period in 1997 and up 14% in the second quarter of 1998 compared to the same period of in 1997, due to an increase in the number of employees because of acquisitions, and increased mortgage loan production related compensation coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 8% in the first six months of 1998 over the same period in 1997, and increased 9% in the second quarter of 1998 over the same period in 1997. The increase is primarily due to additional expenses associated with branch offices and equipment added by the 1998 acquisitions. Other non-interest expense increased $18.2 million or 19% in the first six months of 1998 and $5.7 million or 11% in the second quarter over the same periods in 1997, primarily because of losses on mortgage loans held for sale and increases in amortization of excess purchase price, amortization of mortgage servicing rights, postage, and stationery and printing costs.

Income tax expense increased $14.4 million or 19% over the first six months of 1997, and $6.5 million or 17% over the second quarter of 1997. This increase was the result of an increase in taxable income and an increase in taxable income as a percentage of total income.

Net income for the second quarter was $89.6 million--up 16% over the second quarter of last year. Year-to-date net income totaled $175.8 million or $1.17 per share, an increase of 13% on a per share basis compared to the first six months of 1997. Annualized return on stockholders' equity increased to 16.63%, compared to 16.04% in the first six months of last year. Annualized return on assets also increased to 1.40% in the first six months of 1998, compared to 1.39% for the same period in 1997.

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders.


		At the Annual Meeting of Stockholders held on July 29, 1998, the proposed merger of First Commercial Corporation of Little Rock, Arkansas with and into Regions was approved by the stockholders (105,528,687 votes in favor, 860,515 votes against, 906,180 votes abstained, and 16,664,432 broker non-votes).

		Also at the Annual Meeting, three nominees were elected as directors of Regions to serve three year terms. The directors elected at the 1998 Annual Meeting were Carl E. Jones, Jr. (123,223,369 votes in favor and 746,445 votes withheld), Henry E. Simpson (123,215,065 votes in favor and 744,749 votes withheld), Robert J. Williams (123,211,962 votes in favor and 747,852 votes withheld).

		In addition, the stockholders approved an amendment to
		Article IV of the Certificate of Incorporation to increase the number of authorized shares of common stock from 240,000,000 to 500,000,000 (119,928,672 votes in favor,
		3,288,541 votes against, and 742,601 votes abstained).


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27) Financial Data Schedule (SEC use only)

		(b)	Reports on Form 8-K:

	No reports on Form 8-K were filed during the second quarter of 1998.

	On August 12, 1998, A report on Form 8-K was filed under items 2 and 7. The report related to the Registrant's completed acquisition of First
	Commercial Corporation, headquartered in Little Rock,
	Arkansas.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  August 14, 1998		 /s/ Robert P. Houston
					Robert P. Houston
					Executive Vice President and
					  Comptroller
					(Chief Accounting Officer and
					  Duly Authorized Officer)