Form 10-Q
period 1998-09-30
REGIONS FINANCIAL CORP
filed 1998-11-12
CIK 36032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1998                 COMMISSION FILE NUMBER
                                                                  0-6159


                          REGIONS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



               DELAWARE                                       63-0589368
--------------------------------------------------------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

     417 North 20th Street, Birmingham, Alabama               35203
--------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (205) 326-7100



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.


                         YES    X                    NO
                             -------                    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Common Stock, $.625 Par Value-221,159,941 shares outstanding as of October 31, 1998

                          REGIONS FINANCIAL CORPORATION

                                      INDEX



                                                                                                Page Number
                                                                                                -----------
   PART I.          FINANCIAL INFORMATION
   --------------------------------------

   Item 1.          Financial Statements (Unaudited)


                    Consolidated Statements of Condition -
                    September 30, 1998, December 31, 1997
                    and September 30, 1997                                                              2


                    Consolidated Statements of Income - Three months ended
                    September 30, 1998 and September 30, 1997 and Nine months
                    ended September 30, 1998 and September 30, 1997                                     3

                    Consolidated Statement of Stockholders' Equity -
                    Nine months ended September 30, 1998                                                4


                    Consolidated Statements of Cash Flows -
                    Nine months ended September 30, 1998 and
                    September 30, 1997                                                                  5


                    Notes to Consolidated Financial Statements -
                    September 30, 1998                                                                  6




   Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                      12



   PART II.         OTHER INFORMATION
   ----------------------------------
   Item 4           Submission of Matters to a Vote of Security
                    Holders                                                                           20

   Item 6.          Exhibits and Reports on Form 8-K                                                  20



   SIGNATURES                                                                                         21
   ----------

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                    (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                  September 30      December 31       September 30
                                                      1998              1997              1997
                                                  ------------      ------------      ------------
ASSETS
------
Cash and due from banks                           $ 1,225,990       $ 1,177,564       $ 1,213,389
Interest-bearing deposits in other
   banks                                              141,595            48,162            37,659
Investment securities                               2,972,053         3,338,279         3,304,729
Securities available for sale                       4,723,955         2,977,644         2,887,623
Trading account assets                                 24,553            50,825            23,437
Mortgage loans held for sale                          728,746           383,924           273,147
Federal funds sold and securities
  purchased under agreement to resell                 117,148           292,189           394,655
Loans                                              23,923,417        21,952,280        21,309,079
Unearned income                                       (71,211)          (71,157)          (93,603)
                                                  -----------       -----------       -----------
  Loans, net of unearned income                    23,852,206        21,881,123        21,215,476
Allowance for loan losses                            (325,238)         (304,223)         (294,512)
                                                  -----------       -----------       -----------
  Net Loans                                        23,526,968        21,576,900        20,920,964
Premises and equipment                                514,082           458,792           456,918
Interest receivable                                   287,317           231,947           216,028
Due from customers on acceptances                      16,814           157,262            29,992
Other assets                                          797,043           720,570           692,986
                                                  -----------       -----------       -----------
                                                  $35,076,264       $31,414,058       $30,451,527
                                                  ===========       ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Non-interest-bearing                            $ 3,875,059       $ 3,744,198       $ 3,771,696
  Interest-bearing                                 23,309,836        21,266,823        20,927,675
                                                  -----------       -----------       -----------
   Total Deposits                                  27,184,895        25,011,021        24,699,371
Borrowed funds:
  Short-term borrowings:
   Federal funds purchased and
     securities sold under agreement
    to repurchase                                   1,289,513         2,128,826         2,208,292
   Commercial paper                                    56,750            52,750            23,384
   Other short-term borrowings                      2,551,480           525,775            53,373
                                                  -----------       -----------       -----------
     Total Short-term Borrowings                    3,897,743         2,707,351         2,285,049
  Long-term borrowings                                424,176           445,529           456,347
                                                  -----------       -----------       -----------
     Total Borrowed Funds                           4,321,919         3,152,880         2,741,396
Bank acceptances outstanding                           16,814           157,262            29,976
Other liabilities                                     594,983           413,074           365,921
                                                  -----------       -----------       -----------
     Total Liabilities                             32,118,611        28,734,237        27,836,664
Stockholders' Equity:
 Preferred Stock, par value $1.00 a share
  Authorized 5,000,000 shares                               0                 0                 0
 Common Stock, par value $.625 a share:
   Authorized - 500,000,000 shares
   Issued, including treasury stock -
     221,111,474; 210,596,519; and
     210,330,869 shares, respectively                 138,195           131,623           131,457
 Surplus                                            1,142,592         1,089,089           984,937
 Undivided profits                                  1,649,105         1,466,431         1,508,091
 Treasury stock, at cost - 0;
   363,279; and 533,572 shares, respectively              -0-           (13,855)          (18,478)
 Unearned restricted stock                             (7,224)           (9,410)           (4,107)
 Accumulated other comprehensive income                34,985            15,943            12,963
                                                  -----------       -----------       -----------
     Total Stockholders' Equity                     2,957,653         2,679,821         2,614,863
                                                  -----------       -----------       -----------
                                                  $35,076,264       $31,414,058       $30,451,527
                                                  ===========       ===========       ===========

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                   Three Months Ended             Nine Months Ended
                                                     September 30                   September 30
                                                -----------------------       --------------------------
                                                  1998          1997             1998            1997
                                                --------      ---------       ----------      ----------
Interest Income:
 Interest and fees on loans                     $521,428      $ 470,724       $1,545,899      $1,356,846
 Interest on securities:
   Taxable interest income                       105,163         88,349          305,434         266,655
   Tax-exempt interest income                      9,318         10,599           30,970          32,405
                                                --------      ---------       ----------      ----------
   Total Interest on Securities                  114,481         98,948          336,404         299,060
 Interest on mortgage loans held for sale         13,880          5,339           32,089          13,856
 Income on federal funds sold
  and securities purchased under
  agreement to resell                              5,563          4,324           13,645          11,856
 Interest on time deposits in other banks          1,782            745            3,877           2,270
 Interest on trading account assets                  172             65              592             542
                                                --------      ---------       ----------      ----------
   Total Interest Income                         657,306        580,145        1,932,506       1,684,430

Interest Expense:
  Interest on deposits                           269,086        242,253          799,178         703,318
  Interest on short-term borrowings               53,614         29,543          124,818          78,833
  Interest on long-term borrowings                 8,818          7,845           24,251          26,217
                                                --------      ---------       ----------      ----------
   Total Interest Expense                        331,518        279,641          948,247         808,368
                                                --------      ---------       ----------      ----------
   Net Interest Income                           325,788        300,504          984,259         876,062
Provision for loan losses                         12,547         30,765           41,482          58,966
                                                --------      ---------       ----------      ----------
   Net Interest Income After Provision
     for Loan Losses                             313,241        269,739          942,777         817,096

Non-Interest Income:
  Trust department income                         14,231         11,773           39,662          33,069
  Service charges on deposit accounts             40,816         38,787          122,881         111,372
  Mortgage servicing and origination fees         27,524         23,740           83,920          69,836
  Securities gains (losses)                           85            (60)           3,127             454
  Other                                           31,606         23,968           94,372          69,097
                                                --------      ---------       ----------      ----------
   Total Non-Interest Income                     114,262         98,208          343,962         283,828

Non-Interest Expense:
  Salaries and employee benefits                 125,371        121,809          391,059         356,137
  Net occupancy expense                           15,253         15,188           46,664          45,300
  Furniture and equipment expense                 18,296         13,954           49,179          40,699
  Other                                           75,772         79,065          238,309         220,903
  Merger and restructuring costs                 114,728              0          114,728               0
                                                --------      ---------       ----------      ----------
     Total Non-Interest Expense                  349,420        230,016          839,939         663,039
                                                --------      ---------       ----------      ----------
     Income Before Income Taxes                   78,083        137,931          446,800         437,885
Applicable income taxes                           26,799         45,745          152,095         147,693
                                                --------      ---------       ----------      ----------
     Income Before Extraordinary Gain             51,284         92,186          294,705         290,192
Extraordinary gain, net of taxes                       0         15,425                0          15,425
                                                --------      ---------       ----------      ----------
     Net Income                                 $ 51,284      $ 107,611       $  294,705      $  305,617
                                                ========      =========       ==========      ==========
Average number of shares outstanding             220,809        209,781          220,220         209,721
 Average number of shares outstanding--
   diluted                                       223,711        214,840          223,935         213,940
Per share:
  Income before extraordinary item              $   0.23      $    0.44       $     1.34      $     1.38
  Net income                                    $   0.23      $    0.51       $     1.34      $     1.46
  Income before extraordinary item--
    diluted                                     $   0.23      $    0.43       $     1.32      $     1.36
  Net income--diluted                           $   0.23      $    0.50       $     1.32      $     1.43
  Cash dividends declared                       $   0.23      $    0.20       $     0.69      $     0.60



See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            ACCUMULATED
                                                                                               UNEARNED        OTHER
                                           COMMON                    UNDIVIDED    TREASURY    RESTRICTED    COMPREHENSIVE
                                            STOCK      SURPLUS        PROFITS       STOCK       STOCK          INCOME      TOTAL
                                          ------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998                $131,623    $1,089,089    $1,466,431   $  (13,855)  $ (9,410)     $15,943      $2,679,821
Comprehensive Income:
  Net Income                                                           294,705                                              294,705
  Other comprehensive income, net of
   tax
    Unrealized gains(losses) on AFS
     securities, net of
     reclassification adjustment                                                                             19,042          19,042
                                                                    ----------                              ------------------------
  Comprehensive income                                                 294,705                               19,042         313,747
Equity from acquisitions accounted for
 as poolings of interests                    5,840        26,998        28,145       12,390                                  73,373
Cash dividends declared ($0.23 per
 common share)                                                        (140,176)                                            (140,176)
Treasury stock retired by pooled                                                      1,465                                   1,465
 company
Common stock transactions:
  Stock issued to employees under
   incentive plan                              334        20,913                                                             21,247
  Stock options exercised                      398         5,592                                                              5,990
  Amortization of unearned restricted
   stock                                                                                         2,186                        2,186
                                          -----------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998             $138,195    $1,142,592    $1,649,105   $        0   $ (7,224)     $34,985      $2,957,653
                                          =========================================================================================

DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains(losses) on AFS                                                                     $21,075
 securities arising during period
Reclassification adjustment, net of
 tax, for gains and losses realized in
 net income                                                                                                   2,033
                                                                                                            -------
Net unrealized gains on AFS
 securities, net of tax                                                                                     $19,042
                                                                                                            =======

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30
                                                                  ------------------------

                                                                      1998         1997
                                                                  -----------   ----------
Operating Activities:
  Net income                                                      $   294,705    $ 305,617
  Adjustments to reconcile net cash provided
     by operating activities:
   Extraordinary gain on sale of institutions                              --      (25,084)
   Depreciation and amortization of premises and
     equipment                                                         62,438       50,662
   Provision for loan losses                                           41,482       58,966
   Net amortization (accretion) of securities                             122         (721)
   Amortization of loans and other assets                              44,051       25,446
   Amortization of deposits and borrowings                                241       (1,232)
   Provision for losses on other real estate                            3,807          342
   Deferred income taxes                                               45,314       (6,824)
   Loss on sale of premises and equipment                                 596          330
   Realized security (gains)                                           (3,127)        (492)
   Decrease in trading account assets                                  26,272       41,549
   (Increase) in mortgages held for sale                             (344,822)     (81,134)
   (Increase) in interest receivable                                  (42,801)     (17,022)
   (Increase) in other assets                                        (109,294)     (72,403)
   Increase in other liabilities                                      129,917      102,754
   Stock issued to employees                                           14,717        8,534
   Other                                                                2,598        2,836
                                                                  -----------   ----------
       Net Cash Provided By Operating Activities                      166,216      392,124

Investing Activities:
  Net (increase) in loans                                          (1,123,731)  (1,663,714)
  Proceeds from sale of securities available for sale                 622,553      233,521
  Proceeds from maturity of investment securities                   1,527,722    1,199,963
  Proceeds from maturity of securities available for sale           1,962,463      804,699
  Purchase of investment securities                                (1,145,825)  (1,410,947)
  Purchase of securities available for sale                        (3,986,432)    (675,075)
  Net (increase) decrease in interest-bearing deposits
   in other banks                                                     (50,359)      39,905
  Proceeds from sale of premises and equipment                          5,278       14,539
  Purchase of premises and equipment                                  (89,482)     (43,410)
  Net decrease in customers' acceptance liability                     140,448       48,132
  Net cash received in acquisitions                                    48,355      220,146
                                                                  -----------   ----------
     Net Cash (Used) By Investing Activities                       (2,089,010)  (1,232,241)

Financing Activities:
  Net increase in deposits                                            917,537      858,218
  Net increase in short-term borrowings                             1,184,514      411,041
  Proceeds from long-term borrowings                                  311,405      111,021
  Payments on long-term borrowings                                   (342,643)    (264,366)
  Net (decrease) in bank acceptance liability                        (140,448)     (48,132)
  Cash dividends                                                     (140,176)    (110,802)
  Purchase of treasury stock                                                0      (33,437)
  Proceeds from exercise of stock options                               5,990        4,301
                                                                  -----------   ----------
     Net Cash Provided By Financing Activities                      1,796,179      927,844
                                                                  -----------   ----------
     (Decrease) Increase In Cash And Cash Equivalents                (126,615)      87,727
Cash and Cash Equivalents, Beginning of Period                      1,469,753    1,520,317
                                                                  -----------   ----------

     Cash And Cash Equivalents, End of Period                     $ 1,343,138   $1,608,044
                                                                  ===========   ==========


                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998



NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Supplemental Consolidated Financial Statements included in the November 6 Current Report previously filed as Exhibit 99.1 to Form 8-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

Prior period financial information has been restated for business combinations with PALFED, Inc. (PALFED), First United Bancorporation (First United) and First State Corporation (First State), which were consummated in the first quarter of 1998, and First Commercial Corporation (First Commercial), which was consummated in the third quarter of 1998. All of these transactions, were accounted for as poolings of interests according to Generally Accepted Accounting Principles.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE B -- Business Combinations

On July 31, 1998 Regions issued 64,120,031 shares of common stock in exchange for all the outstanding common stock of First Commercial Corporation of Little Rock, Arkansas. This transaction, accounted for as a pooling of interests, added $7.3 billion in assets. First Commercial reported revenues of $214.4 million, net income of $60.5 million, equivalent earnings per share of $.95 per share, and equivalent diluted earnings per share of $.94 for the six months ended June 30, 1998.

On August 31, 1998, Regions issued 1,350,000 shares of common stock in exchange for all the outstanding stock of Jacobs Bank of Scottsboro, Alabama. This transaction, accounted for as a pooling of interests, added approximately $186 million in assets.

Also on August 31, 1998, Regions issued 1,338,953 shares of common stock in exchange for all the outstanding stock of Village Bankshares, Inc., of Tampa, Florida. This transaction, accounted for as a pooling of interests, added approximately $211 million in assets.

On September 10, 1998, Regions issued 2,915,200 shares of common stock in exchange for all the outstanding stock of Etowah Bank of Canton, Georgia. This transaction, accounted for as a pooling of interests, added approximately $409 million in assets.

Also on September 10, 1998, Regions issued 894,215 shares of common stock in exchange for all the outstanding stock of First Community Banking Services, Inc., of Peachtree City, Georgia. This transaction, accounted for as a pooling of interests, added approximately $125 million in assets.

On September 24, 1998, Regions purchased two branch offices and related deposits of $109 million from First Union National Bank in Albany, Georgia. This transaction generated $14.6 million in excess purchase price.

As explained in Note A Regions restated prior period financial information for the PALFED, First United and First State transactions, which were closed in the first quarter of 1998, and First Commercial Corporation, which was closed in the third quarter of 1998. The following table presents financial information as reported by Regions, PALFED, First United, First State, First Commercial and on a combined basis for the nine months ended September 30, 1997.

Net interest income:
           Regions                                      $614,039
           First Commercial                              212,157
           PALFED                                         18,827
           First State                                    18,329
           First United                                   12,710
                                                        --------
           Combined                                     $876,062
                                                        ========

Net income:
           Regions                                      $220,703
           First Commercial                               73,064
           PALFED                                          3,748
           First State                                     5,460
           First United                                    2,642
                                                        --------
           Combined                                     $305,617
                                                        ========


Net income per share (Regions equivalent):
           Regions                                         $1.62
           First Commercial                                $1.15
           Combined                                        $1.46

Net income per share - diluted (Regions equivalent):
           Regions                                         $1.58
           First Commercial                                $1.14
           Combined                                        $1.43

NOTE C - Pending Acquisitions

Regions' pending acquisitions are summarized in the following table. These transactions are expected to be accounted for as poolings of interests except for St. James Bancorporation and Arkansas Banking Company, which are expected to be accounted for as purchases. All of the pending transactions are subject to applicable shareholder and regulatory approvals.


                                                                                                           Expected Number of
                                     Approximate                                                          Shares of Regions to
                                     Asset Size                                                               be issued(1)
       Institution                 (in millions)        Type of Consideration       Exchange Ratio            (in 000's)
       -----------                 -------------        ---------------------       --------------        --------------------

VB&T Bancshares                                                  Regions
Corporation, of Valdosta,                                         Common
Georgia                                 $ 75                      Stock                  .6654(2)                   400

                                                                 Regions
Meigs County Bancshares,                                          Common
Inc., of Decatur, Tennessee              103                      Stock                   1.90                      577


                                                                 Regions
Bullsboro BancShares, Inc.,                                       Common
of Newnan, Georgia                       108                      Stock                   3.65                      848


                                                                 Regions
St. James Bancorporation                                          Common
Inc., of Lutcher, Louisiana              152                      Stock                   4.23(2)                 1,039


                                                                 Regions
Arkansas Banking Company of                                       Common
Jonesboro, Arkansas                      343                      Stock                   2.85                    1,673



(1) - Based on the number of shares of outstanding stock of each institution as of the announcement date.

(2) - To be adjusted based on the average of the last sales price of Regions Common Stock on the Nasdaq National Market over a specified period.

NOTE D - New Accounting Standards

As of January 1, 1998, Regions adopted Financial Accounting Standards Statement No. 130 (Statement 130), "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on net income or stockholders' equity. Statement 130 requires unrealized gains and losses from available for sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. Comprehensive income for the nine months ended September 30, 1997, was $314.4 million.

By December 31, 1998, Regions will adopt Financial Accounting Standards Statement No. 131 (Statement 131), "Disclosures About Segments of an Enterprise and Related Information". Statement 131, superseding FASB Statement 114, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. The adoption of Statement 131 will have no effect on the results of operations or financial position of Regions.

In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement 132). Statement 132 standardizes disclosure requirements for pensions and other postretirement benefits. Statement 132 does not change the recognition or measurement of pensions and other postretirement benefits and therefore will have no effect on the Company's financial condition or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities" (Statement 133). Statement 133 requires all derivatives to be recorded on the balance sheet at fair value. Statement 133 is effective for fiscal periods beginning after June 15, 1999 and is not expected to have a material effect on the Company's financial statements.

NOTE E - Year 2000 Compliance

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on past assessments, the Company determined that it would be required to upgrade significant portions of its software and selected hardware so that those systems would properly utilize dates beyond December 31, 1999. The Company presently believes that with these upgrades of existing software and selected hardware, the Year 2000 Issue can be mitigated.

The Company's plan to resolve the Year 2000 Issue involves the following five steps: awareness of the potential problems Year 2000 can present, inventory and assessment of where potential problems are within the company, renovation and repair of noncompliant systems, testing and validation of solutions, and implementation. Regions began planning its Year 2000 strategy in 1996 and has since formed a project office composed of five people who manage the project on a full-time basis. Additionally, a task force composed of individuals representing all business units within the corporation, and a leadership committee representing all areas of the company have been formed to support the project office. The task force and leadership team provide reports to the Audit Committee of the Board of Directors and to the Board of Directors on a regular basis. Regions is utilizing both internal and external resources to reprogram, replace, and test software and other components of its systems for Year 2000 modifications. Systems have been scheduled for modification based on a risk-adjusted priority to ensure that mission-critical systems are completed in time to allow for extended testing.

To date, Regions has completed its awareness and assessment steps and has made significant progress toward completion of the renovation and testing steps. The Company has completed the installation of the Year 2000 releases provided by vendors on its core-business systems and is on target to complete century date testing and validation of its core business systems by the end of 1998. Regions will continue to communicate with its vendors and install any additional code releases through 1999.

Approximately ninety percent of Regions' software is supplied by outside suppliers affecting most significant systems of the Company. Regions has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which Regions is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Regions is spending the majority of its Year 2000 resource allocation installing and testing vendor releases, and has hired consultants to ensure that communications are proceeding properly with vendors. To date, Regions is not aware of any external agent with a Year 2000 issue that would materially impact Regions' results of operations, liquidity or capital resources.

The projected total cost of the Year 2000 project is currently estimated at approximately $20 million and is being funded through operating cash flows. The projected total costs includes personnel costs and other operating expenses related to the modification of systems and applications, as well as the cost to purchase or lease certain hardware and software. Personnel costs and other operating expenses associated with the Year 2000 project will be expensed in the period incurred. The costs of hardware and software associated with the Year 2000 project will be capitalized in accordance with normal policy. The costs of the project and the date on which Regions plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. From implementation of the project through September 30, 1998, a cumulative total of approximately $8.2 million had been spent on the assessment of and efforts in connection with the Year 2000 project and the renovation and repair of noncompliant systems. This includes approximately $1.7 million expended in 1997 (including $1 million for hardware and software) and $6.5 million expended to date in 1998. The majority of the remaining cost will be spent on increased personnel costs and consultant fees.

Management of Regions believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company is nearing completion of all necessary phases of the Year 2000 program. The majority of mission-critical systems have been upgraded. However, disruptions in the economy that are beyond the Company's control resulting from Year 2000 issues could materially adversely affect the Company. Furthermore, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company's operations, the estimated costs of the Year 2000 project, and the target dates for completion. The effect of non-compliance by external agents is not determinable. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Management is continuing to develop contingency plans in the event that efforts to renovate Regions' systems are not fully successful or are not completed in accordance with current expectations. The contingency plans represent an enhancement of Regions' existing business resumption plans to safeguard Regions under various Year 2000 scenarios. The contingency plans are being designed to address failures of systems outside Regions. The contingency plans include the use of third party service providers, alternative commercial vendors, alternative data security and other contingency service suppliers.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Regions' total assets at September 30, 1998, were $35.1 billion -- an increase of 15% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans and securities, due to acquisition activity and internal growth. Since year-end 1997, total assets have increased 12%, due primarily to acquisition activity and internal growth.

Comparisons with the prior year are affected by the GF Bancshares, Inc. and Federal Savings Bank acquisitions accounted for as purchases, and by Greenville Financial Corporation, St. Mary Holding Corporation, Key Florida Bancorp, Inc., Jacobs Bank, Etowah Bank, Village Bankshares, Inc., and First Community Banking Services acquisitions, which were accounted for as poolings of interests. Prior year financial information has not been restated to give effect to the Greenville, Key, St. Mary, Jacobs, Etowah, Village, and First Community transactions since the effect is not material. Prior period financial information has been restated for the business combinations with PALFED, Inc., First United Bancorporation and First State Corporation, which were closed in the first quarter of 1998, and First Commercial Corporation, which was closed in the third quarter of 1998. Relevant 1997 and 1998 acquisitions (excluding the four business combinations for which prior period financial information has been restated) are summarized as follows:

                                                                                 Total Assets               Accounting
Date Acquired        Company Acquired                 Headquarters Location     (in thousands)              Treatment
-------------        ----------------                 ---------------------     --------------              ----------

December 1997        GF Bancshares, Inc.              Griffin, Georgia             $ 99,446                  Purchase

February 1998        Greenville Financial             Greenville, South             143,331                  Pooling
                     Corporation                      Carolina

March 1998           Federal Savings Bank             Rogersville, Arkansas         398,000                  Purchase
                     subsidiary of Kemmons
                     Wilson, Inc.

March 1998           Key Florida Bancorp, Inc.        Bradenton, Florida            207,193                  Pooling

March 1998           St. Mary Holding Corporation     Franklin, Louisiana           110,216                  Pooling

August 1998          Jacobs Bank                      Scottsboro, Alabama           185,939                  Pooling

                                                                                 Total Assets               Accounting
Date Acquired        Company Acquired                 Headquarters Location     (in thousands)              Treatment
-------------        ----------------                 ---------------------     --------------              ----------

August 1998          Village Bankshares, Inc.         Tampa, Florida                211,469                  Pooling

September 1998       Etowah Bank                      Canton, Georgia               409,139                  Pooling

September 1998       First Community Banking          Peachtree City, Georgia       124,762                  Pooling
                     Services Inc.,

Loans have increased 12% since a year ago. During the third quarter of 1998, Regions securitized $534 million of mortgage loans. Loans added from the purchase acquisition, combined with the seven pooling transactions, net of the effect of the securitization, accounted for a 3% increase in loans. The remaining 9% increase was attributable to internal growth, primarily in real estate loans. Since year-end, total loans have increased 9%, due to $1.2 billion in loans added by acquisitions and $1.2 billion in internal growth which was partially offset by the $534 million securitization of mortgage loans. The average yield on loans during the first nine months of 1998 was 8.93%, compared to 8.98% during the same period in 1997. This decrease was primarily the result of lower average base lending rates.



Non-performing assets were as follows (in thousands):

                                                    Sept. 30,    Dec. 31,       Sept. 30,
                                                      1998         1997            1997
                                                    ---------    --------       ---------

        Non-accruing loans                          $137,394     $138,149       $125,676
        Loans past due 90
           days or more                               40,561       29,020         31,283
        Renegotiated loans                             4,852       12,616         10,623
        Other real estate                             16,677       20,511         24,108
                                                    --------     --------       --------

             Total                                  $199,484     $200,296       $191,690
                                                    ========     ========       ========

        Non-performing assets
           as a percentage of
           loans and other real
           estate                                        .84%        .91%            .90%


Non-accruing loans have increased $11.7 million since September of last year but decreased $755,000 since year end. The increase over last year was mainly in the consumer category. At September 30, 1998, real estate loans comprised $51.1 million of total non-accruing loans, with commercial loans accounting for $26.8 million and consumer loans $59.5 million. Other real estate decreased $3.8 million since year end, and $7.4 million since September 1997, due primarily to the disposition and writedown of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows (in thousands):

                                                                        Sept. 30,           Sept. 30,
                                                                          1998                 1997
                                                                        --------            ---------
        Balance at beginning of period                                  $304,223             $253,248
        Net loans charged-off (recovered):
           Commercial                                                      3,586                   77
           Real estate                                                     2,307                  228
           Installment                                                    31,756               34,246
                                                                        --------             --------

              Total                                                       37,649               34,551

        Allowance of acquired banks                                       17,182               16,849

        Provision charged to expense                                      41,482               58,966
                                                                        --------             --------

        Balance at end of period                                        $325,238             $294,512
                                                                        ========             ========


Net loan losses in the first nine months of 1998 and 1997 were 0.22% and 0.23% of average loans (annualized), respectively. At September 30, 1998, the allowance for loan losses stood at 1.36% of loans, compared to 1.39% a year ago and at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 178% and 163%, respectively, at September 30, 1998, compared to 176% and 154%, respectively, at September 30, 1997.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and
(3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 1998, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

Total securities have increased 24% since a year ago and 22% since year end, as a result of securities added by acquisitions in 1998 and increased balance sheet leveraging.

Mortgage loans held for sale have increased $456 million since September 30, 1997 and $345 million since year end as a result of record levels of residential mortgage loan production at Regions' mortgage banking subsidiary. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $3.5 billion during the first nine months of 1998, compared to $1.5 billion during the same time period in 1997.

Interest-bearing deposits in other banks at June 30, 1998 totaled $141.6 million, an increase of $103.9 million compared to a year ago and $93.4 compared to year end. These increases resulted from interest bearing deposits added by acquisitions during the first and third quarters of 1998.

Net federal funds purchased and security repurchase agreements totaled $1.2 billion at September 30, 1998, $1.8 billion at year end and at September 30, 1997. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 1998 net funds purchased averaged $1.2 billion compared to $1.5 billion for the same period of 1997, indicating less reliance on purchased funds and the utilization of alternative sources of funds to support earning asset growth since the third quarter of 1997.

Premises and equipment have increased $55.3 million since year end and $57.2 million since September 30, 1997. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since December 1997 and the installation of new branch equipment.

Other assets have increased $76.5 million since year end, and $104.1 million since the third quarter of last year. The increase was due primarily to higher excess purchase price due to acquisitions as well as increased investment in low-income housing partnerships, and increased mortgage servicing rights due to the capitalization of mortgage servicing rights in accordance with Financial Accounting Standards Board Statement No. 122.

Total deposits have increased 10% since September of last year. The deposits acquired in connection with acquisitions resulted in a 7% increase, with the remaining 3% increase attributable to internal growth. The internal growth resulted primarily from increases in interest-bearing checking accounts and other time deposits. Since year end, total deposits have increased 2%, after adjusting for the deposits acquired in connection with acquisitions during 1998.

Other short-term borrowings increased $2.5 billion since September 1997 and $2.0 billion since year end. These increases are the result of Regions' utilization of Federal Home Loan Bank structured notes as a short-term funding source in late 1997 and throughout 1998.

Long-term borrowings have decreased $21.4 million since year end, and $32.2 million since September 30, 1997. The decrease in long-term borrowings since year end and the third quarter of 1997 resulted primarily from maturities of Federal Home Loan Bank advances.

Stockholders' equity was $3.0 billion at September 30, 1998, an increase of 13% over last year and an increase of 10% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since December 1997. The accumulated other comprehensive income totaled $35.0 million at September 30, 1998, compared to $15.9 million at year end and $13.0 million at September of 1997. Regions' ratio of equity to total assets was 8.43% at September 30, 1998, compared to 8.59% a year ago and 8.53% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At September 30, 1998, the loan to deposit ratio was 87.74%, compared to 85.89% a year ago and 87.49% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first nine months of 1998 increased $108.2 million or 12%, compared to the same period in 1997. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.28% in the first nine months of 1998, compared to 4.42% in the same period in 1997. This ratio decreased due partially to unfavorable repricing of the securities and loan portfolios and slightly higher funding costs in the first three quarters of 1998. For the third quarter of 1998 net interest income increased $25.3 million or 8% over the third quarter of 1997 due to increased earning assets.

The provision for loan losses was $12.5 million or .21% of average loans in the third quarter of this year, compared to $30.8 million or .59% of average loans in the third quarter of last year. Last year's third quarter provision for loan losses included an additional provision of approximately $15 million (.29% of average loans), recognized by a First Commercial pooled company. On a year-over-year comparison, the special provision in the third quarter of last year accounted for the decline in the loan loss provision from $59.0 million during the first nine months of 1997 to $41.5 million in the first nine months of 1998.

Total non-interest income increased $60.1 million or 21% over the first nine months of 1997 and $16.1 million or 16% over the third quarter of 1997. Trust department income increased $6.6 million or 20% on a year-to-year comparison and $2.5 million or 21% on a quarterly comparison. This resulted from growth in trust assets, due to internal growth, changes in fee structures and increases in personal and employee benefit trust fees. Increased charges for selected deposit account services, coupled with an increase in the number of deposit accounts due to acquisitions and internal growth, resulted in service charges on deposit accounts increasing $11.5 million or 10% in the first nine months of 1998 and $2.0 million or 5% in the third quarter, compared to the same periods in 1997. Mortgage servicing and origination fees increased $14.1 million or 20% in the first nine months of 1998 and $3.8 million or 16% in the third quarter compared to the same periods in 1997. Mortgage origination fees were up significantly due to increased volume of new loan production in 1998. Mortgage servicing fees increased 12% on a year-to-year comparison. The mortgage company's servicing portfolio totaled $23.4 billion at September 30, 1998. Other non-interest income increased $25.3 million or 37% in the first nine months of 1998 and $7.6 million in the third quarter of 1998 over 1997. These increases are primarily due to higher capitalization of originated mortgage servicing rights, increased trading account income, increased ATM fees and increased insurance premiums and commissions.

Total non-interest expense increased $176.9 million or 27% in the first nine months of 1998 and $119.4 million or 52% in the third quarter of 1998 compared to the same periods in 1997. Total non-interest expense, excluding the nonrecurring merger and restructuring charges discussed below, increased $62.2 million or 9% in the first nine months of 1998 and $4.7 million or 2% in the third quarter, compared to the same periods in 1997. Salaries and employee benefits were up 10% in the first nine months of 1998 compared to the same period in 1997 and up 3% in the third quarter of 1998 compared to the same period of in 1997, due to an increase in the number of employees because of acquisitions, and increased mortgage loan production related compensation coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 11% in the first nine months of 1998 over the same period in 1997, and increased 15% in the third quarter of 1998 over the same period in 1997. The increase is primarily due to additional expenses associated with branch offices and equipment added by the 1998 acquisitions and to new equipment installed at existing branches. Other non-interest expense increased $17.4 million or 8% in the first nine months of 1998 but decreased $3.3 million or 4% in the third quarter compared to the same periods in 1997.The year-over-year increase resulted from higher losses on mortgage loans held for sale and increases in amortization of mortgage servicing rights, communication costs, postage, and stationery and printing costs. The quarterly decline is due to modest decreases in advertising, legal, and insurance costs.

During the third quarter of 1998, Regions incurred a $114.7 million pre-tax ($76.5 million or $.34 per share after-tax) nonrecurring charge. This nonrecurring charge includes an $80.1 million pre-tax ($54.9 million or $.25 per share after-tax) merger charge related to the First Commercial transaction as well as the four other pooling-of-interests transactions that closed in the third quarter of 1998. A summary of the merger charge is presented below (in thousands):

            Employee related                               $30,405
            Occupancy and equipment                         11,193
            Loss on divestiture of
             certain mortgage
             servicing assets                                5,125
            Conversion                                       6,378
            Investment banker, legal,
             accounting, and other
             merger related fees                            19,547
            Charitable foundation                            7,500
                                                           -------
            Total                                          $80,148


The third quarter nonrecurring charge includes $34.6 million pre-tax ($21.6 million or $.09 per share after-tax) to cover the costs of consolidating certain branch offices (lease buyouts and writedowns to net realizable value of excess facilities), exiting certain lines of business (costs of exiting a limited number of marginally-profitable specialty mortgage servicing lines Regions is not equipped to continue), and eliminating obsolete equipment (writedown to net realizable value).


Income tax expense increased $4.4 million or 3% over the first nine months of 1997, but declined $18.9 million or 41% over the third quarter of 1997. This annual increase was the result of an increase in taxable income and an increase in taxable income as a percentage of total income and was substantially offset by the tax benefit generated from the nonrecurring charge. Excluding the effect of the nonrecurring charge income tax expense would have increased 29% on a yearly comparison and 42% on a quarterly comparison.

In the third quarter of 1997, a pooled subsidiary reported an extraordinary gain of $15.4 million, net of tax. The gain arose from the required divestiture, by regulatory authorities, of certain banking offices obtained in connection with an acquired company.

Net income for the third quarter was $51.3 million--down 52% compared to the third quarter of last year. Year-to-date net income totaled $294.7 million or $1.32 per diluted share, a decrease of 8% on a per share basis compared to the first nine months of 1997. Annualized return on stockholders' equity decreased to 13.79%, compared to 16.02% in the first nine months of last year. Annualized return on assets also decreased to 1.17% in the first nine months of 1998, compared to 1.40% for the same period in 1997. Operating income (net income less nonrecurring items) totaled $127.8 million ($.57 per diluted share) in the third quarter and

$371.2 million ($1.66 per diluted share) for the first nine months of 1998. Annualized return on stockholders' equity based on operating income, increased to 17.36%, compared to 15.21% in the first nine months of last year. Annualized return on assets, based on operating income, also increased to 1.48% in the first nine months of 1998, compared to 1.33% for the same period in 1997.

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

         Also at the Annual Meeting, three nominees were elected as directors of Regions to serve three year terms. The directors elected at the 1998 Annual Meeting were Carl E. Jones, Jr. (123,223,369 votes in favor, and 746,445 votes withheld), Henry E. Simpson (123,215,065 votes in favor and 744,749 votes withheld) and Robert J. Williams (123,211,962 votes in favor and 747,852 votes withheld).

         In addition, the stockholders approved an amendment to Article IV of the Certificate of Incorporation to increase the number of authorized shares of common stock from 240,000,000 to 500,000,000 (119,928,672 votes in favor, 3,288,541 votes against and 742,601 votes abstained).

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  (27.1) Financial Data Schedule (SEC use only)
                  (27.2) Restated Financial Data Schedule (SEC use only) (27.3) Restated Financial Data Schedule (SEC use only) (27.4) Restated Financial Data Schedule (SEC use only) (27.5) Restated Financial Data Schedule (SEC use only) (27.6) Restated Financial Data Schedule (SEC use only) (27.7) Restated Financial Data Schedule (SEC use only) (27.8) Restated Financial Data Schedule (SEC use only)

         (b)      Reports on Form 8-K:

                  On August 12, 1998, a report on Form 8-K was filed under items 5 and 7. The report related to the Registrant's completed acquisition of First Commercial Corporation.

                  Also on November 6, 1998, a report on Form 8-K was filed under items 5 and 7. This report includes the Registrant's supplemental financial statements and related financial information reflecting certain recently completed business combinations accounted for as poolings of interests.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







                                       Regions Financial Corporation




DATE:  November 9, 1998                /s/ Robert P. Houston
                                       -----------------------------------------
                                       Robert P. Houston
                                       Executive Vice President and
                                         Comptroller
                                       (Chief Accounting Officer and
                                         Duly Authorized Officer)