Form 10-K405
period 1998-12-31
REGIONS FINANCIAL CORP
filed 1999-03-30
CIK 36032

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                        COMMON STOCK -- PAR VALUE $.625

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

    State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999.

                COMMON STOCK, $.625 PAR VALUE -- $8,240,513,236*

* Excludes as shares held by affiliates only shares held by the registrant's Employee Stock Purchase Plan, Employees' Stock Ownership Plan, Directors' Stock Investment Plan and executive officers who are directors without prejudice to a determination of control.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1999.

    Common Stock, $.625 Par Value -- 222,521,023 shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual proxy statement to be dated April 7, 1999 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     (a) The Registrant, Regions Financial Corporation (the "Registrant" or "Regions"), is a regional bank holding company headquartered in Birmingham, Alabama, which operated 713 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas as of December 31, 1998. At that date, Regions had total consolidated assets of approximately $36.8 billion, total consolidated deposits of approximately $28.4 billion, and total consolidated stockholders' equity of approximately $3.0 billion.

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

     At December 31, 1998, Regions operated seven state-chartered commercial bank subsidiaries and two nationally-chartered bank subsidiaries (collectively, the "Subsidiary Banks") in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas and various banking-related subsidiaries engaged in mortgage banking, credit life insurance, leasing, commercial accounts receivable factoring, specialty mortgage financing and securities brokerage activities with offices in various southeastern states. Through its subsidiaries, Regions offers a broad range of banking and banking-related services.

     In Alabama, Regions operates through (i) Regions Bank and (ii) Jacobs Bank which combined operate 199 banking offices throughout the state. At December 31, 1998, these offices had 36% of total consolidated assets and 32% of total consolidated deposits.

     In Arkansas, Regions operates through Regions Bank with 116 banking offices throughout the state. At December 31, 1998, these offices had 19% of total consolidated assets and 18% of total consolidated deposits.

     In Florida, Regions operates through (i) Regions Bank, (ii) Regions Bank, NA, and (iii) The Village Bank of Florida. These institutions operate through 65 banking offices in the northwest and central regions of the state. At December 31, 1998, these offices had 6% of total consolidated assets and 8% of total consolidated deposits.

     In Georgia, Regions operates through (i) Regions Bank, (ii) Fayette County Bank, and (iii) Etowah Bank, which at December 31, 1998, had 20% of total consolidated assets and 21% of total consolidated deposits. These institutions operate 143 banking offices in Georgia.

     In Louisiana, (i) Regions Bank, (ii) St. Mary Bank and Trust, and (iii) St. James Bank and Trust operate 86 banking offices throughout the state. At December 31, 1998, these offices had 8% of total consolidated assets and 10% of total consolidated deposits.

     In South Carolina, (i) Regions Bank and (ii) Greenville National Bank operate 33 banking offices throughout the state. At December 31, 1998, these offices had 4% of total consolidated assets and total consolidated deposits.

     In Tennessee, Regions Bank operates 42 banking offices. At December 31, 1998, these offices had 4% of total consolidated assets and total consolidated deposits.

     In Texas, Regions Bank operates 29 banking offices throughout the eastern portion of the state. At December 31, 1998, these offices had 3% of total consolidated assets and total consolidated deposits.

     In addition to the Subsidiary Banks, Regions provides additional banking services through various banking-related subsidiaries, the most significant of which provide mortgage banking, credit life insurance, securities brokerage activities, commercial accounts receivable factoring, and specialty financing.

     Regions Mortgage Inc. (RMI), a subsidiary of Regions Bank, is engaged in mortgage banking with its primary business and source of income being the origination and servicing of mortgage loans for long-term investors. RMI serviced approximately $22.3 billion in real estate mortgages at December 31, 1998, and operates loan production offices in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, and Tennessee.

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

     Regions Investment Company, Inc., a subsidiary of Regions Bank, engages in securities underwriting and brokerage activities and operates offices in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas.

     Regions Interstate Billing Service, Inc. (RIBS), a subsidiary of Regions, factors commercial accounts receivable and performs billing and collection services. RIBS primarily serves clients related to the automotive service industry.

     EquiFirst, a subsidiary of EFC Holdings Corporation (a wholly owned subsidiary of Regions Bank), provides specialty mortgage financing to consumers.

     A substantial portion of the growth of Regions since commencing operations in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. Since it began operations as a bank holding company, Regions has completed 85 acquisitions of other financial institutions representing in aggregate (at the time the acquisitions were completed) approximately $23.5 billion in assets. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some cases, negotiations frequently take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions' financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

     Reference is made to Items 6 and 7 of this Annual Report on Form 10-K for certain statistical (Guide 3) and other information.

     This Annual Report on Form 10-K, other periodic reports filed by Regions under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward looking statements which reflect Regions' current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

          (1) Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, U.S., and southeastern U.S. economies, the value of investments, collectibility of loans, and the profitability of business entities;

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

          (6) Possible changes in the credit worthiness of customers and the possible impairment of collectibility of loans to certain customers resulting from the impact of Year 2000 issues on customers' operations and cashflows needed to service indebtedness.

     The words "believe", "expect", "anticipate", "project", and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of Regions. Any such statement speaks only as of the date the statement was made. Regions undertakes no obligation to update or revise any forward looking statements.

     (b) The primary business conducted by Registrant's banking affiliates, in each geographic region, is banking, which includes provision of commercial and retail banking services and, in some cases, trust services. Registrant's bank-related subsidiaries perform services incidental to the business of banking.

     Reference is made to Note W. "Business Segment Information" to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for information required by this item.

     (c)(1) General. The Registrant is a bank holding company, registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, the Registrant and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. In addition, as a national chartered bank holding company, the Registrant is also registered with the Office of the Comptroller of the Currency
(OCC) and is subject to the regulation, supervision, examination, and reporting requirements of the OCC.

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

     All of the Subsidiary Banks that are state-chartered banks and are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the state banking authorities of the states in which they are located. The Subsidiary Banks that are nationally chartered are subject to regulation, supervision, and examination by the OCC and the FDIC. The federal banking regulator for each of the Subsidiary Banks, as well as the appropriate state banking authority for each of the Subsidiary Banks that is a state chartered bank, regularly examines the operations of the Subsidiary Banks and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

     As to the payment of dividends, all of the Subsidiary Banks that are state nonmember banks are subject to the respective laws and regulations of the states of Alabama, Florida, Georgia, and Louisiana and to the regulations of the FDIC.

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

     At December 31, 1998, under dividend restrictions imposed under federal and state laws, the Subsidiary Banks, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately $266 million.

     The payment of dividends by the Registrant and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     Capital Adequacy. The Registrant and the Subsidiary Banks are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Registrant and the FDIC and the OCC in the case of the Subsidiary Banks. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

     The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 1998, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 10.26% and 12.17%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The Registrant's Leverage Ratio at December 31, 1998, was 7.40%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Each of the Registrant's Subsidiary Banks is subject to risk-based and leverage capital requirements adopted by the FDIC or the OCC, which are substantially similar to those adopted by the Federal Reserve. Each of the Registrant's Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1998. Neither the Registrant nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

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

     At December 31, 1998, all of the Registrant's Subsidiary Banks had the requisite capital levels to qualify as well capitalized.

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

     Pursuant to the Deposit Insurance Funds Act of 1996, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's deposits insured by the Savings Association Insurance Fund ("SAIF") held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions), and adopted revisions to the assessment rate schedules that would generally eliminate the disparity between assessment rates applicable to the deposits insured by the Bank Insurance Fund ("BIF") and the SAIF. The revisions in the assessment rate schedules reduced assessment rates on SAIF-insured deposits and would generally equalize BIF and SAIF assessment rates by January, 2000. Regions anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in its total deposit insurance premium assessments through 1999 as compared to years prior to 1997, assuming no further changes in announced premium assessment rates. Regions recorded a charge against earnings for the special assessment in the quarter ended September 30, 1996 in the pre-tax amount of approximately $25.0 million.

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

          (i) The following chart shows for the last three years the percentage of total operating income contributed by each of the major categories of income.

                                                              1998    1997    1996
                                                              -----   -----   -----
Interest and fees on loans..................................   67.4%   68.5%   67.6%
Interest on securities......................................   14.9    14.9    15.9
Interest on mortgage loans held for sale....................    1.5     0.8     0.7
Interest on federal funds sold..............................    0.6     0.6     0.5
Other interest income.......................................    0.2     0.1     0.3
Trust department income.....................................    1.8     1.6     1.8
Service charges on deposit accounts.........................    5.6     5.6     5.4
Mortgage servicing and origination fees.....................    3.6     3.5     4.0
Other non-interest income...................................    4.4     4.4     3.8
                                                              -----   -----   -----
          Total Operating Income............................  100.0%  100.0%  100.0%
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

          (x) All aspects of the Registrant's business are highly competitive. The Registrant's subsidiaries compete with other financial institutions located in Alabama, Arkansas, northwest and central Florida, Georgia, Louisiana, South Carolina, Tennessee, east Texas and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, other mortgage companies and financial service operations of major commercial and retail corporations.

          As of December 31, 1998, the Registrant was the second largest bank holding company headquartered in Alabama based on assets. For information with respect to the Registrant's markets and the size of the Subsidiary Banks operating in such markets, see the information provided under subsection (a) of this Item 1.

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

          (xiii) As of December 31, 1998, Registrant, its affiliate banks and other subsidiaries had a total of 14,632 full-time-equivalent employees.

     (d) Registrant neither engages in foreign operations nor derives a significant portion of its business from customers in foreign countries.

ITEM 2.  PROPERTIES

     The corporate headquarters of the Registrant occupy several floors of the main Birmingham banking facility of Regions Bank (Alabama), located at 417 North 20th Street, Birmingham, Alabama 35203.

     The Registrant and its subsidiaries, including the Subsidiary Banks, operate through 853 office facilities, of which 633 are owned by the Registrant or one of its subsidiaries and 220 are subject to building or ground leases. Of the 713 branch office facilities operated by the Subsidiary Banks at December 31, 1998, 188 are subject to building or ground leases and 525 are wholly owned by the Subsidiary Banks.

     For offices in premises leased by the Registrant and its subsidiaries, annual rentals totaled approximately $17,245,000 as of December 31, 1998. During 1998, the Registrant and its subsidiaries received approximately $9,334,000 in rentals for space leased to others. At December 31, 1998, encumbrances on the offices, equipment and other operational facilities owned by the Registrant and its subsidiaries totaled approximately $3,208,000 with a weighted average interest rate of 5.5%.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Note L. to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

     The Registrant continues to be concerned about the general trend in litigation in Alabama state courts involving large damage awards against financial service company defendants. Registrant directly or through its subsidiaries is party to approximately 84 cases in Alabama in the ordinary course of business, some of which seek class action treatment or punitive damages. The damage exposure in Alabama in any case and in the aggregate is difficult to estimate because the jury has broad discretion as to the amount of damages awarded.

     Several appellate court rulings since 1996 provide a basis for the courts to exercise some control over excessive punitive damage awards. In 1996 the U.S. Supreme Court overturned an Alabama case involving a large jury award, holding that the punitive damage award was so grossly excessive as to violate due process. Subsequently, the U.S. Supreme Court has returned several cases to the Alabama courts for reconsideration in light of its ruling. In addition, the Alabama Supreme Court has reduced several large damage awards against defendants that were awarded by lower court juries. In March of 1997, the Alabama Supreme Court reversed a precedent set in 1989 regarding reliance by plaintiffs on verbal representations which are not in agreement with written contracts. The 1989 ruling had been the source of significant litigation losses in the state. Regions views these appellate court rulings as having a positive influence on the litigation climate in Alabama.

     Registrant believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Registrant's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     On November 30, 1998, 849,590 shares of common stock of the Registrant were issued in connection with a business combination with EFC Holdings Corporation. Such shares were not registered under the Securities Act of 1933, in reliance upon the exemption from registration provided by section 4(2) of such act. Such shares were issued to six recipients, each of which was an accredited investor within the meaning of Regulation D and each of which had background and experience such that the recipient was capable of evaluating the merits and risks of an investment in the Registrant's common stock. The Registrant took appropriate precautions to prevent the unregistered distribution of such securities, consisting of securing the agreement of the recipients not to resell the securities in the absence of registration or the availability of an exemption. The shares have been registered for resale under the Securities Act (Registration No. 333-70421.)

     Common Stock Market Prices and Dividend information for the year ended December 31, 1998, is included under Item 8 of this Annual Report filed on Form 10-K in Note Y. to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                 REGIONAL FINANCIAL CORPORATION & SUBSIDIARIES

                          HISTORICAL FINANCIAL SUMMARY

                                                                                                                        COMPOUND
                                                                                                            ANNUAL       GROWTH
                                                                                                            CHANGE        RATE
                                1998         1997         1996         1995         1994         1993      1997-1998    1997-1998
                             ----------   ----------   ----------   ----------   ----------   ----------   ---------    ---------
                                                 (IN THOUSANDS, EXCEPT RATIOS, YIELDS, AND PER SHARE AMOUNTS)
SUMMARY OF OPERATING
  RESULTS
Interest income:
  Interest and fees on
    loans..................  $2,072,204   $1,837,392   $1,554,478   $1,394,937   $1,050,318   $  818,970      12.78%      20.40%
  Income on federal funds
    sold...................      17,610       16,882       11,060       13,462       12,096        9,131       4.31       14.04
  Taxable interest on
    securities.............     417,121      355,591      331,895      292,459      265,060      216,831      17.30       13.98
  Tax-free interest on
    securities.............      39,981       42,836       34,536       36,421       34,900       31,676      -6.66        4.77
  Other interest income....      50,870       23,883       22,314       13,148       23,138       25,885     113.00       14.47
                             ----------   ----------   ----------   ----------   ----------   ----------
        Total interest
          income...........   2,597,786    2,276,584    1,954,283    1,750,427    1,385,512    1,102,493      14.11       18.70
Interest expense:
  Interest on deposits.....   1,065,054      954,782      826,844      740,033      521,817      411,535      11.55       20.95
  Interest on short-term
    borrowings.............     174,906      108,617       75,827       69,056       29,552        9,211      61.03       80.18
  Interest on long-term
    borrowings.............      33,008       33,977       39,788       52,153       46,791       25,453      -2.85        5.34
                             ----------   ----------   ----------   ----------   ----------   ----------
        Total interest
          expense..........   1,272,968    1,097,376      942,459      861,242      598,160      446,199      16.00       23.33
                             ----------   ----------   ----------   ----------   ----------   ----------
        Net interest
          income...........   1,324,818    1,179,208    1,011,824      889,185      787,352      656,294      12.35       15.08
Provision for loan
  losses...................      60,505       89,663       46,026       37,493       22,058       38,017     -32.52        9.74
                             ----------   ----------   ----------   ----------   ----------   ----------
  Net interest income after
    provision for loan
    losses.................   1,264,313    1,089,545      965,798      851,692      765,294      618,277      16.04       15.38
Non-interest income:
  Trust department
    income.................      55,218       44,227       41,660       38,328       34,016       32,102      24.85       11.46
  Service charges on
    deposit accounts.......     171,344      151,618      124,960      105,207       91,648       78,753      13.01       16.82
  Mortgage servicing and
    origination fees.......     111,555       93,327       92,757       65,920       65,511       66,591      19.53       10.87
  Securities gains
    (losses)...............       7,002          498        3,311         (697)         681        3,312         NM          NM
  Other....................     129,578      117,312       82,415       71,379       60,662       64,880      10.46       14.84
                             ----------   ----------   ----------   ----------   ----------   ----------
        Total non-interest
          income...........     474,697      406,982      345,103      280,137      252,518      245,638      16.64       14.08
Non-interest expense:
  Salaries and employee
    benefits...............     528,409      480,842      413,768      373,754      334,508      295,794       9.89       12.30
  Net occupancy expense....      62,887       61,933       55,163       48,724       45,088       38,583       1.54       10.26
  Furniture and equipment
    expense................      68,595       56,304       49,971       41,719       38,891       33,328      21.83       15.53
  Merger and consolidation
    expense and SAIF
    assessment.............     121,438           -0-      33,777           -0-          -0-          -0-        NM          NM
  Other....................     322,379      302,697      284,355      256,628      235,019      216,339       6.50        8.30
                             ----------   ----------   ----------   ----------   ----------   ----------
        Total non-interest
          expense..........   1,103,708      901,776      837,034      720,825      653,506      584,044      22.39       13.57
                             ----------   ----------   ----------   ----------   ----------   ----------
        Income before
          income taxes.....     635,302      594,751      473,867      411,004      364,306      279,871       6.82       17.82
Applicable income taxes....     213,590      197,222      156,008      134,529      115,853       88,225       8.30       19.34
                             ----------   ----------   ----------   ----------   ----------   ----------
        Net income.........  $  421,712   $  397,529   $  317,859   $  276,475   $  248,453   $  191,646       6.08%      17.09%
                             ==========   ==========   ==========   ==========   ==========   ==========
Average number of shares
  outstanding..............     220,114      209,781      194,241      190,896      182,903      168,758       4.93%       5.46%
Average number of shares
  outstanding -- diluted...     223,781      213,750      197,751      193,579      185,110      171,363       4.69        5.48
Per share:
    Net income.............  $     1.92   $     1.89   $     1.64   $     1.45   $     1.36   $     1.14       1.59%      10.99%
    Net income, diluted....        1.88         1.86         1.61         1.43         1.34         1.12       1.08       10.91
    Cash dividends
      declared.............        0.92         0.80         0.70         0.66         0.60         0.52      15.00       12.09

                               1998          1997         1996         1995         1994         1993
                            ----------    ----------   ----------   ----------   ----------   ----------
YIELDS AND COSTS (TAXABLE
  EQUIVALENT BASIS)
Earning assets:
  Taxable securities......        6.42%         6.50%        6.37%        6.27%        5.86%        6.17%
  Tax-free securities.....        8.26          8.42         8.07         8.64         9.25         9.67
  Federal funds sold......        5.45          5.99         5.19         6.01         4.03         3.00
  Loans (net of unearned
    income)...............        8.88          8.98         8.99         8.94         8.17         8.18
  Other earning assets....        6.59          7.32         8.10         7.23         6.33         6.31
        Total earning
          assets..........        8.27          8.42         8.35         8.30         7.53         7.59
Interest-bearing
  liabilities:
  Interest-bearing
    deposits..............        4.61          4.63         4.58         4.55         3.61         3.50
  Short-term borrowings...        5.16          5.67         5.46         6.31         5.10         3.52
  Long-term borrowings....        7.32          6.69         6.66         6.56         6.12         6.94
        Total
          interest-bearing
          liabilities.....        4.73          4.76         4.70         4.74         3.79         3.60
        Net yield on
          interest earning
          assets..........        4.25          4.41         4.36         4.27         4.33         4.57
RATIOS
Net income to:
  Average stockholders'
    equity................       14.62%**      15.38%       14.71%*      14.30%       14.88%       14.02%
  Average total assets....        1.24**        1.35         1.25*        1.19         1.23         1.19
Efficiency................       60.82**       57.78        61.84*       61.61        62.89        63.84
Dividend payout...........       47.92         42.33        42.68        45.52        44.12        45.61
Average loans to average
  deposits................       86.93         84.94        82.42        82.23        75.90        72.36
Average stockholders'
  equity to average total
  assets..................        8.47          8.75         8.50         8.36         8.23         8.49
Average interest-bearing
  deposits to average
  total deposits..........       85.83         85.25        85.87        85.40        84.94        84.52

---------------

 * Ratios for 1996 excluding $20.2 million in after-tax charges for SAIF assessment and merger expenses are as follows: Return on average stockholders' equity 15.64%, Return on average total assets 1.33%, and Efficiency 60.93%.
** Ratios for 1998 excluding $80.7 million in after-tax charges for merger and consolidation expenses are as follows: Return on average stockholders' equity 17.42%, Return on average total assets 1.48%, and Efficiency 54.13%.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES


                                        1998          1997          1996          1995          1994          1993
                                     -----------   -----------   -----------   -----------   -----------   -----------
                                                                 (AVERAGE DAILY BALANCES)
ASSETS
Earning assets:
  Taxable securities...............  $ 6,473,392   $ 5,443,877   $ 5,151,154   $ 4,646,458   $ 4,549,170   $ 3,538,353
  Tax-exempt securities............      728,511       769,516       665,685       616,960       549,471       478,563
  Federal funds sold...............      323,293       282,006       213,280       224,136       307,255       307,202
  Loans, net of unearned Income....   23,379,317    20,535,989    17,329,462    15,666,565    12,912,785    10,067,077
  Other earning assets.............      773,077       327,265       276,257       181,890       361,025       408,969
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total earning assets.......   31,677,590    27,358,653    23,635,838    21,336,009    18,679,706    14,800,164
  Allowance for loan losses........     (313,521)     (284,606)     (244,012)     (221,004)     (207,166)     (168,871)
  Cash and due from banks..........      981,930     1,003,864       811,790       918,010       835,364       739,869
  Other non-earning assets.........    1,711,042     1,460,675     1,222,811     1,107,953       969,492       732,651
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total assets...............  $34,057,041   $29,538,586   $25,426,427   $23,140,968   $20,277,396   $16,103,813
                                     ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............  $ 3,812,177   $ 3,565,848   $ 2,970,682   $ 2,781,575   $ 2,562,650   $ 2,153,016
  Interest-bearing.................   23,081,727    20,611,654    18,056,076    16,271,457    14,449,888    11,759,364
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total deposits.............   26,893,904    24,177,502    21,026,758    19,053,032    17,012,538    13,912,380
Borrowed funds:
  Short-term.......................    3,386,392     1,917,127     1,389,922     1,095,129       577,526       256,356
  Long-term........................      450,808       507,775       597,034       794,576       766,281       369,095
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total borrowed funds.......    3,837,200     2,424,902     1,986,956     1,889,705     1,343,807       625,451
  Other liabilities................      441,188       352,124       251,244       264,708       251,789       199,030
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities..........   31,172,292    26,954,528    23,264,958    21,207,445    18,608,134    14,736,861
  Stockholders' equity.............    2,884,749     2,584,058     2,161,469     1,933,523     1,669,262     1,366,952
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities and
          stockholders' equity.....  $34,057,041   $29,538,586   $25,426,427   $23,140,968   $20,277,396   $16,103,813
                                     ===========   ===========   ===========   ===========   ===========   ===========

                                                      COMPOUND
                                        ANNUAL         GROWTH
                                        CHANGE          RATE
                                       1997-1998      1993-1998
                                     -------------   -----------
                                      (AVERAGE DAILY BALANCES)
ASSETS
Earning assets:
  Taxable securities...............      18.91%         12.84%
  Tax-exempt securities............      -5.33           8.77
  Federal funds sold...............      14.64           1.03
  Loans, net of unearned Income....      13.85          18.35
  Other earning assets.............     136.22          13.58
        Total earning assets.......      15.79          16.44
  Allowance for loan losses........      10.16          13.17
  Cash and due from banks..........      -2.18           5.82
  Other non-earning assets.........      17.14          18.49
        Total assets...............      15.30%         16.16%
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............       6.91%         12.11%
  Interest-bearing.................      11.98          14.44
        Total deposits.............      11.24          14.09
Borrowed funds:
  Short-term.......................      76.64          67.56
  Long-term........................     -11.22           4.08
        Total borrowed funds.......      58.24          43.74
  Other liabilities................      25.29          17.26
        Total liabilities..........      15.65          16.16
  Stockholders' equity.............      11.64          16.11
        Total liabilities and
          stockholders' equity.....      15.30%         16.16%


                                        1998          1997          1996          1995          1994          1993
                                     -----------   -----------   -----------   -----------   -----------   -----------
                                                                 (AVERAGE DAILY BALANCES)
YEAR-END BALANCES
  Assets...........................  $36,831,940   $31,414,058   $26,993,344   $24,419,249   $22,184,508   $19,126,602
  Securities.......................    7,969,137     6,315,923     5,742,375     5,618,839     5,143,226     4,861,438
  Loans, net of unearned income....   24,365,587    21,881,123    18,395,552    16,156,312    14,726,649    11,791,556
  Non-interest-bearing deposits....    4,577,125     3,744,198     3,143,968     3,086,166     2,765,390     2,391,459
  Interest-bearing deposits........   23,772,941    21,266,823    18,875,444    16,896,367    15,283,516    13,850,749
        Total deposits.............   28,350,066    25,011,021    22,019,412    19,982,533    18,048,906    16,242,208
  Long-term debt...................      571,040       445,529       570,545       762,521       766,774       683,171
  Stockholders' equity.............    3,000,401     2,679,821     2,274,563     2,047,398     1,785,026     1,581,143
  Stockholders' equity per share...  $     13.61   $     12.75   $     11.82   $     10.74   $      9.58   $      8.89
  Market price per share of common
    stock..........................  $     40.31   $     42.19   $     25.85   $     21.50   $     15.50   $     16.19

                                                      COMPOUND
                                        ANNUAL         GROWTH
                                        CHANGE          RATE
                                       1997-1998      1993-1998
                                     -------------   -----------
                                      (AVERAGE DAILY BALANCES)
YEAR-END BALANCES
  Assets...........................      17.25%         14.00%
  Securities.......................      26.18          10.39
  Loans, net of unearned income....      11.35          15.62
  Non-interest-bearing deposits....      22.25          13.86
  Interest-bearing deposits........      11.78          11.41
        Total deposits.............      13.35          11.78
  Long-term debt...................      28.17          -3.52
  Stockholders' equity.............      11.96          13.67
  Stockholders' equity per share...       6.75%          8.89%
  Market price per share of common
    stock..........................      -4.46%         20.01%

---------------

Notes to Historical Financial Summary:

(1) Amounts in all periods have been restated to reflect significant business combinations accounted for as poolings of interests.
(2) All per share amounts give retroactive recognition to the effect of stock dividends and stock splits.
(3) Non-accruing loans, of an immaterial amount, are included in earning assets. No adjustment has been made for these loans in the calculation of yields.
(4) Yields are computed on a taxable equivalent basis, net of interest disallowance, using marginal federal income tax rates of 35% for 1998-1993.
(5) This summary should be read in conjunction with the related consolidated financial statements and notes thereto under item 8 on pages 50 to 87 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's (Regions or the Company) financial position and results of operations. The emphasis of this discussion will be on the years 1996, 1997 and 1998; however, financial information for prior years will also be presented when appropriate.

     On July 31, 1998, First Commercial Corporation of Little Rock, Arkansas, (First Commercial) with approximately $7.3 billion in assets, merged with and into Regions. On March 31, 1998, First State Corporation of Albany, Georgia, with approximately $536 million in assets, merged with and into Regions. On March 14, 1998, First United Bancorporation of Anderson, South Carolina, with approximately $305 million in assets, merged with and into Regions. On February 13, 1998, PALFED, Inc., of Aiken, South Carolina, with approximately $665 million in assets, merged with and into Regions. On March 1, 1996, First National Bancorp of Gainesville, Georgia, with approximately $3.2 billion in assets, merged with and into Regions. These transactions were accounted for as poolings of interests and accordingly, financial information for all prior periods has been restated to present the combined financial condition and results of operations of all companies as if these transactions had been in effect for all periods presented.

     Regions' primary business is banking. In 1998, Regions' banking affiliates contributed approximately $451 million to consolidated income. During 1997 and 1998, Regions' individual banking affiliates in each state (except for recently acquired banks) were merged into one state-chartered (Alabama) bank. A distribution of selected information as of December 31, 1998, on Regions' banking operations, by state, is as follows:

                                                                                FULL-SERVICE
                                                 ASSETS    LOANS    DEPOSITS      OFFICES
                                                 ------    -----    --------    ------------
Alabama........................................    36%       33%       32%          199
Arkansas.......................................    19        17        18           116
Georgia........................................    20        23        21           143
Louisiana......................................     8         9        10            86
Florida........................................     6         7         8            65
Texas..........................................     3         3         3            29
South Carolina.................................     4         4         4            33
Tennessee......................................     4         4         4            42
                                                  ---       ---       ---           ---
          Totals...............................   100%      100%      100%          713
                                                  ===       ===       ===           ===

     Supplementing the Company's banking operations are a mortgage banking company, credit life insurance related companies, a registered broker/dealer firm and a commercial accounts receivable financing, billing and collection company. Regions has no foreign operations, although it maintains an International Department to assist customers with their foreign transactions. The mortgage banking company services approximately $22.3 billion in mortgage loans and in 1998 contributed approximately $22.0 million to income.

     The Company's principal market areas are all of Alabama and Arkansas, north and southwest Georgia, east Texas, parts of Louisiana, northwest and central Florida, middle and west Tennessee and parts of South Carolina. In addition, real estate mortgage loan origination offices are located in other market areas in Tennessee, Mississippi and South Carolina.

     The acquisitions of other banks and related institutions have contributed significantly to Regions' growth during the last three years. Regions has expanded into new markets and strengthened its presence in existing markets.

     Acquisition activity in 1996 was centered primarily in Georgia and Louisiana. In early 1996, Regions acquired two suburban, Atlanta-area banks, Metro Financial Corporation and The Enterprise National Bank of Atlanta, which combined added $265 million in assets. Prior to its merger with Regions in March 1996, First National acquired The Bank of Heard County, which added another $42 million in assets. Further expansion in the northern half of Georgia continued in 1996 through the acquisitions of First Federal Bank of Northwest Georgia, First Gwinnett Bancshares, Inc. and Rockdale Community Bank. All of these banks, including First National's 18 separate Georgia banks and Regions' banks in Rome and Dalton, were merged into Regions Bank in Georgia in 1996. All operating systems of these banks were converted to Regions' standard processing systems, which enabled Regions to reduce the level of operating expenses in the Georgia franchise.

     Expansion activity in Louisiana in 1996 occurred in the southern part of the state. Delta Bank & Trust Company, with $191 million in assets, was acquired in August and American Bancshares of Houma, Inc., added another $89 million in assets in September. Both banks acquired in these transactions were merged into Regions Bank in Louisiana.

     In 1996 First Commercial acquired Security National Bank in Nacogdoches, Texas. This transaction added $35 million in assets.

     Also in 1996, First State Corporation purchased two branches and $82 million in deposits from First Union National Bank in Albany, Georgia.

     During 1997, Regions continued to strengthen its presence in Florida, Georgia and Louisiana, through nine acquisitions, which combined added $1.9 billion in assets, $1.0 billion in loans and $1.6 billion in deposits.

     Regions expanded its Florida presence in Panama City and Longwood through the acquisition of Florida First Bancorp, Inc. and First Mercantile National Bank with $287 million and $157 million in assets, respectively.

     In Georgia, Regions continued to expand its market presence through the acquisition of four institutions: Allied Bancshares, Inc. of Thomson with assets of $560 million; First Bankshares, Inc. of Hapeville with $127 million in assets; SB&T Corporation of Smyrna with $148 million in assets; and GF Bancshares, Inc. of Griffin with $99 million in assets.

     Regions expansion in Louisiana consisted of three institutions; West Carroll Bancshares, Inc. of Oak Grove with assets of $127 million in the northern part of the state, Gulf South Bancshares, Inc. of Gretna with assets of $55 million and The New Iberia Bancorp, Inc. of New Iberia with assets of $313 million in the southern part of Louisiana.

     In Arkansas, First Commercial acquired First Charter Bancshares, Inc. located in Searcy, Arkansas, First Central Corporation located in Searcy, Arkansas, and Southwest Bancshares, Inc. located in Jonesboro, Arkansas. These transactions added $1.2 billion in assets.

     First Commercial also acquired City National Bank of Whitehouse, Texas, adding assets of $39 million.

     In Tennessee, First Commercial expanded into Memphis through the acquisition of W.B.T. Holding Company with assets of $267 million.

     Regions' 1998 acquisition activity expanded its presence in Alabama, Georgia, Florida, Louisiana, South Carolina, and Tennessee through ten acquisitions with combined assets of $2.1 billion, combined loans of $1.3 billion and combined deposits of $1.8 billion.

     In Alabama, Regions acquired Jacobs Bank, located in Scottsboro. The Jacobs transaction added $186 million in assets.

     Regions' expansion in Georgia included the acquisition of Etowah Bank located in Canton, First Community Banking Services, Inc. located in Peachtree City and branches purchased from First Union National Bank in Valdosta, adding assets of $409 million, $125 million and $109 million, respectively.

     Regions' acquisition activity in Florida added $416 million in combined assets from transactions with two institutions; Key Florida Bancorp, Inc. and Village Bankshares, Inc. These institutions added to Regions' existing central Florida presence.

     In Louisiana, Regions acquired two institutions: St. Mary Holding Corporation in Franklin with assets of $111 million and St. James
Bancorporation, Inc. in Lutcher with assets of $172 million.

     Also in 1998, Regions expanded its South Carolina market with the acquisition of Greenville Financial Corporation. This transaction added $141 million in assets.

     In Tennessee, First Commercial acquired Federal Savings Bank, a subsidiary of Kemmons Wilson, Inc. This transaction added $396 million in assets.

     Additionally, Regions expanded its line of businesses and market area by acquiring EFC Holdings Corporation ("EFC"), a Charlotte, North Carolina, specialty financing institution. EFC, with $63 million in assets, originates and sells consumer mortgage loans.

     Regions' and the pooled companies' business combinations over the last three years are summarized in the following chart.

                                                                          TOTAL ASSETS     ACCOUNTING
DATE                       COMPANY                HEADQUARTERS LOCATION  (IN THOUSANDS)    TREATMENT
----                       -------                ---------------------  --------------    ----------
1998
February      Greenville Financial Corporation    Greenville, South         $141,294        Pooling
                                                  Carolina
March         St. Mary Holding Corporation        Franklin, Louisiana        111,498        Pooling
March         Key Florida Bancorp, Inc.           Bradenton, Florida         204,435        Pooling
March         Federal Savings Bank subsidiary     Memphis, Tennessee         395,629        Purchase
                of Kemmons Wilson, Inc.
August        Village Bankshares, Inc.            Tampa, Florida             211,469        Pooling
August        Jacobs Bank                         Scottsboro, Alabama        185,939        Pooling
September     Etowah Bank                         Canton, Georgia            409,139        Pooling
September     First Community Banking Services,   Peachtree City,            124,762        Pooling
                Inc.                              Georgia
September     Branches of First Union National    Valdosta, Georgia          108,913        Purchase
                Bank
November      EFC Holdings Corporation            Charlotte, North            63,147        Purchase
                                                  Carolina
December      St. James Bancorporation, Inc.      Lutcher, Louisiana         171,572        Purchase
1997
January       Florida First Bancorp, Inc.         Panama City, Florida       286,515        Purchase
January       Allied Bankshares, Inc.             Thomson, Georgia           559,815        Pooling
February      W.B.T. Holding Company              Memphis, Tennessee         267,131        Pooling
March         West Carroll Bancshares, Inc.       Oak Grove, Louisiana       127,145        Pooling
April         Gulf South Bancshares, Inc.         Gretna, Louisiana           55,363        Purchase
April         City National Bank                  Whitehouse, Texas           38,706        Pooling
May           First Mercantile National Bank      Longwood, Florida          157,434        Purchase
May           The New Iberia Bancorp, Inc.        New Iberia, Louisiana      313,494        Pooling
May           Southwest Bancshares, Inc.          Jonesboro, Arkansas        847,000        Pooling
June          First Bankshares, Inc.              Hapeville, Georgia         126,826        Pooling
June          SB&T Corporation                    Smyrna, Georgia            147,709        Pooling
July          First Central Corporation           Searcy, Arkansas           269,000        Pooling

                                                                          TOTAL ASSETS     ACCOUNTING
DATE                       COMPANY                HEADQUARTERS LOCATION  (IN THOUSANDS)    TREATMENT
----                       -------                ---------------------  --------------    ----------
October       First Charter Bancshares, Inc.      Searcy, Arkansas          $ 74,605        Pooling
December      GF Bancshares, Inc.                 Griffin, Georgia            99,446        Purchase
1996
January       Metro Financial Corporation         Atlanta, Georgia           210,487        Purchase
February      The Enterprise National Bank of     Atlanta, Georgia            54,263        Purchase
                Atlanta
February      The Bank of Heard County            Franklin, Georgia           41,872        Pooling
April         First Federal Bank of Northwest     Cedartown, Georgia          93,381        Pooling
                Georgia, Federal Savings Bank
August        First Gwinnett Bancshares, Inc.     Norcross, Georgia           68,364        Purchase
August        Rockdale Community Bank             Conyers, Georgia            47,457        Purchase
August        Delta Bank & Trust Company          Belle Chasse,              190,547        Purchase
                                                  Louisiana
August        Branches of First Union National    Albany, Georgia             82,458        Purchase
                Bank
September     American Bancshares of Houma,       Houma, Louisiana            88,742        Purchase
                Inc.
November      Security National Bank              Nacogdoches, Texas          35,060        Pooling

     As of December 31, 1998, Regions had four pending acquisitions, one in each of the states of Arkansas and Tennessee and two in the state of Georgia. These institutions have combined assets of approximately $629 million. See Note Q to the consolidated financial statements for additional information regarding pending acquisitions.

FINANCIAL CONDITION

     Regions' financial condition depends primarily on the quality and nature of its assets, liabilities and capital structure, the market and economic conditions, and the quality of its personnel.

LOANS AND ALLOWANCE FOR LOAN LOSSES

     As a financial institution, Regions' primary investment is loans. At December 31, 1998, loans represented 72% of Regions' earning assets.

     Lending at Regions is generally organized along three functional lines: commercial loans (including industrial and agricultural), real estate loans and consumer loans. The composition of the portfolio by these major categories is presented below (with real estate loans further broken down between construction and mortgage loans):

                                                             DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1998          1997          1996          1995          1994
                                  -----------   -----------   -----------   -----------   -----------
                                                (IN THOUSANDS, NET OF UNEARNED INCOME)
Commercial......................  $ 7,119,093   $ 5,073,698   $ 3,951,766   $ 3,514,693   $ 3,175,292
Real estate -- construction.....    1,865,972     1,582,706     1,222,519       831,694       677,276
Real estate -- mortgage.........    9,608,147    10,072,195     8,496,603     7,869,988     7,375,198
Consumer........................    5,772,375     5,152,524     4,724,664     3,939,757     3,498,883
                                  -----------   -----------   -----------   -----------   -----------
          Total.................  $24,365,587   $21,881,123   $18,395,552   $16,156,132   $14,726,649
                                  ===========   ===========   ===========   ===========   ===========

     The amounts of total gross loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding at December 31, 1998, based on remaining scheduled repayments of principal, due in (1) one year or less, (2) more than one year but less than five years and (3) more than five years, are shown in the following table. The amounts due after one year are classified according to sensitivity to changes in interest rates.

                                                                  LOANS MATURING
                                             ---------------------------------------------------------
                                               WITHIN       AFTER ONE BUT       AFTER
                                              ONE YEAR    WITHIN FIVE YEARS   FIVE YEARS      TOTAL
                                             ----------   -----------------   ----------   -----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural.....  $3,291,780      $2,869,770       $  982,626   $ 7,144,176
Real estate -- construction................   1,027,898         653,280          184,795     1,865,973
Real estate -- mortgage....................     945,508         972,948        4,581,474     6,499,930
                                             ----------      ----------       ----------   -----------
          Total............................  $5,265,186      $4,495,998       $5,748,895   $15,510,079
                                             ==========      ==========       ==========   ===========

                                                                SENSITIVITY OF LOANS TO
                                                               CHANGES IN INTEREST RATES
                                                              ---------------------------
                                                              PREDETERMINED     VARIABLE
                                                                  RATE            RATE
                                                              -------------    ----------
                                                                    (IN THOUSANDS)
Due after one year but within five years....................   $3,328,733      $1,167,265
Due after five years........................................    4,556,163       1,192,732
                                                               ----------      ----------
          Total.............................................   $7,884,896      $2,359,997
                                                               ==========      ==========

     Over the last four years loans increased a total of $9.6 billion, a compound growth rate of 13%. Loans acquired in connection with acquisitions over the last four years contributed $3.5 billion of this growth. The most significant growth in the loan portfolio occurred in 1996, 1997 and 1998, with loans increasing $2.2 billion, $3.5 billion and $2.5 billion, respectively. The acquisition of nine banks in 1996 added $492 million in loans. In 1997 and 1998, respectively, acquisitions added $1.3 billion in loans.

     During 1998, Regions securitized $534 million in single-family residential mortgage loans. These assets were transferred from the loan portfolio to the available for sale securities portfolio. The securitization of these loans gives Regions additional flexibility for funding purposes and results in a lower risk-weighted capital allocation for these assets. After adjusting for the effect of the securitizations, loans would have increased $3.0 billion or 14% in 1998.

     All major categories of loans have shared in the growth in the loan portfolio over the last four years, with the strongest growth occurring in commercial and consumer loans. Over the last four years, commercial, financial and agricultural loans increased $3.9 billion or 124%. Real estate construction loans increased $1.2 billion or 176% over the same period. Real estate mortgage loans increased $2.2 billion or 30%, and consumer loans increased $2.3 billion or 65% over the last four years. The increase in real estate mortgage loans is net of the $534 million securitization previously discussed.

     Regions' real estate mortgage portfolio includes $3.6 billion of mortgage loans secured by single-family residences that were originated by Regions' mortgage subsidiary. The majority of these loans are secured by homes in Alabama, Georgia and Florida. These loans increased approximately $424 million in 1996, $655 million in 1997, and $815 million in 1998, accounting for approximately 19%, 19%, and 33% respectively, of the growth in total loans in 1996, 1997, and 1998. The increase in 1998 is net of the securitization of the $534 million in single-family residential mortgages. Eighty-three percent of the overall balance consists of adjustable-rate mortgages (ARM's) that have rates approximately 275 basis points above one of several money market indices when fully priced.

     Regions' real estate portfolio also includes $2.0 billion of single-family mortgage loans obtained in various acquisitions, which are being serviced by Regions' mortgage subsidiary. Fixed-rate single-family mortgages with a weighted average interest rate of 8.01% and a weighted average remaining term of 14.8 years comprise 51% of this portfolio. Single-family ARM's, which have rates approximately 250 to 275 basis points above one of several money market indices when fully priced, comprise the remaining 49% of the overall balance of these loans.

     A sound credit policy and careful, consistent credit review are vital to a successful lending program. All affiliates of Regions operate under written loan policies which attempt to maintain a consistent lending philosophy, provide sound traditional credit decisions, provide an adequate return and render service to the communities in which the banks are located. Regions' lending policy generally confines loans to local customers or to national firms doing business locally. Credit reviews and loan examinations help confirm that affiliates are adhering to these loan policies.

     Every loan carries some degree of credit risk. This risk is reflected in the consolidated financial statements by the allowance for loan losses, the amount of loans charged off and the provision for loan losses charged to operating expense. It is Regions' policy that when a loss is identified, it is charged against the allowance for loan losses in the current period. The policy regarding recognition of losses requires immediate recognition of a loss if significant doubt exists as to principal repayment.

     Regions' provision for loan losses is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance for loan losses to absorb future losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) credit reviews of individual loans; (2) gross and net loan charge-offs in the current year; (3) growth in the loan portfolio;
(4) the current level of the allowance in relation to total loans and to historical loss levels; (5) past due and non-accruing loans; (6) collateral values of properties securing loans; (7) the composition of the loan portfolio (types of loans); and (8) management's estimate of future economic conditions and the resulting impact on Regions.

     Regions uses a systematic approach to determine the adequacy of allowance for loan losses. Regions' systematic approach includes assigning loss factors, based on historical data as adjusted for current business and economic conditions, to portfolios of loans with similar characteristics for which estimates of inherent probable losses can be made. The loss factors are applied to the respective portfolios in order to determine the overall allowance adequacy.

     A coordinated effort is undertaken to identify credit risks in the loan portfolio for management purposes and to establish the loan loss provision and resulting allowance for accounting purposes. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or possible losses. The primary responsibility for this review rests with the management of the individual banking offices. Their work is supplemented with reviews by Regions' internal audit staff and corporate loan examiners. Bank regulatory agencies and the Company's independent auditors provide additional levels of review. This process provides information which helps in assessing the quality of the portfolio, assists in the prompt identification of problems and potential problems and aids in deciding if a loan represents a probable loss which should be recognized or a risk for which an allowance should be maintained.

     If, as a result of Regions' loan review and evaluation procedures, it is determined that payment of interest on a loan is questionable, it is Regions' policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

     Although it is Regions' policy to immediately charge off as a loss all loan amounts judged to be uncollectible, historical experience indicates that certain losses exist in the loan portfolio which have not been specifically identified. To anticipate and provide for these unidentifiable losses, the allowance for loan losses is established by charging the provision for loan losses expense against current earnings. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

     Over the last five years, the year-end allowance for loan losses as a percentage of loans ranged from a low of 1.29% in 1998 to a high of 1.43% in 1995. Although this ratio is important, it is only one of the factors considered by management in determining the adequacy of the allowance for loan losses. Management does not attempt to maintain the allowance for loan losses at a certain percentage of loans. As previously discussed, the adequacy of the allowance for loan losses is based on management's evaluation of various factors.

     The ratio of non-performing assets (including loans past due 90 days or more and other real estate) to loans and other real estate declined from 0.98% at December 31, 1994 to 0.81% at December 31, 1995. Generally improving economic conditions in Regions' markets during this period, partially offset by the effect of non-performing assets added by certain acquisitions, resulted in the declining trend in this ratio. The ratio of non-performing assets (including loans past due 90 days or more and other real estate) to loans and other real estate increased to 0.83% at December 31, 1996, 0.91% in 1997, and 1.15% in 1998, due primarily to increases in consumer loan delinquencies.

     The allowance for loan losses as a percentage of non-performing loans (including loans past due 90 days or more) was 120% at December 31, 1998, compared to 169% at December 31, 1997, and to 193% at December 31, 1996. Management considers the current level of the allowance for loan losses adequate to absorb possible losses from loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Unfavorable changes in the factors used by management to determine the adequacy of the reserve, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

     The analysis of loan loss experience (see chart following) shows that net loan losses, over the last five years, ranged from a high of $66.4 million in 1998 to a low of $23.2 million in 1995. Net loan losses were $56.1 million in 1997, $30.4 million in 1996, and $23.7 million in 1994. Over the last five years, net loan losses averaged 0.22% of average loans and were 0.28% of average loans in 1998. Regions' relatively low level of net loan losses is due to favorable economic conditions, quality control efforts in the underwriting and monitoring of loans and a substantial amount of recoveries of previously charged-off loans.

     In order to assess the risk characteristics of the loan portfolio at December 31, 1998, it is appropriate to consider the three major categories of loans -- commercial, real estate and consumer.

     Regions' commercial loan portfolio is highly diversified within the markets served by the Company. Geographically, the largest concentration is the 33% of the portfolio held by banking offices in the state of Alabama. Banking offices in Georgia and Arkansas each hold 21% of the commercial loan portfolio, followed by Louisiana with 11%, Tennessee with 5%, and Florida, South Carolina and Texas with 3% each. A small portion of these loans is secured by properties outside Regions' banking market areas.

     The Alabama economy has experienced relatively stable growth over the last several years. Industries important in the Alabama economy include vehicle and vehicle parts manufacturing and assembly, lumber and wood products, and steel production. High technology industries are important in the northern part of the state. Service and health care industries have increased in importance and are predicted to continue growing. Agriculture, particularly poultry, beef cattle and cotton, are important to the state's economy.

     The economy of the northern two-thirds of Georgia is diversified with a strong presence in poultry production, carpet manufacturing, automotive manufacturing related industries, tourism, and various service sector industries. A well developed transportation system has contributed to the growth in north Georgia. This area has experienced rapid population growth and has very favorable household income characteristics, relative to many of Regions' other markets. Prospects are good for continued strong growth in this area.

     In the southwestern area of Georgia, while agriculture is important, other industries play an important role in the economy. Albany and Valdosta, Regions primary market areas, are hubs for retail trade and health care for the entire south Georgia market. These markets are also home to numerous Fortune 500 Company manufacturing and production facilities.

     The Arkansas economy is supported in part by the forest products industry due to the abundance of corporate owned forests and public lands. In recent years, steel production has become increasingly important to the state's economy. A national retailing chain and large food processing company are headquartered in Arkansas, which adds to the state's diversified economy.

     Natural resources are very important to the Louisiana economy. Energy and petrochemical industries play a significant role in the economy. Shipping, shipbuilding, and other transportation equipment industries are strong in the state's durable goods industries. Tourism, amusement and recreation, service, and health care industries are becoming increasingly important to the Louisiana economy. Cotton, rice and sugarcane are among Louisiana's most important agricultural commodities.

     The economy along the I-85 corridor in South Carolina is among the fastest growing in the country. This area is home to numerous multinational manufacturers, resulting in one of the highest per capita foreign investment areas in the nation. South Carolina has the third highest growth rate in personal income in the nation.

     Tennessee's economy is heavily influenced by automobile manufacturing, tourism, entertainment and recreation, health care and other service industries. With one out of four Tennesseeans employed in service industries, the state's economy is very dependent on this sector for continued good economic performance.

     The economy of the eastern portion of Texas remains healthy. A major distribution center and a new telemarketing service center bode well for the Tyler market while the Longview area benefits from manufacturing expansion and a medical claims service center.

     The northwestern part of Florida and the central Florida area have also experienced excellent economic growth during the last several years. Tourism is very important to the Florida economy, and military payrolls are significant in the panhandle area. Florida has experienced strong in-migration, contributing to strong construction activity and a growing retirement-age population. Citrus fruit production is also important in the state.

     From 1994 to 1998, net losses on commercial loans ranged from a low of 0.03% in 1997 to a high of 0.25% in 1994. Commercial loan losses in 1998 were 0.19% due, in part, to losses on a small number of larger commercial credits. Future losses are a function of many variables, of which general economic conditions are the most important. A continuation of moderate economic growth during 1999 in Regions' market areas could result in 1999 net commercial loan losses at or above the 1998 level.

     Regions' real estate loan portfolio consists of construction and land development loans, loans to businesses for long-term financing of land and buildings, loans on one-to-four family residential properties, loans to mortgage banking companies (which are secured primarily by loans on one-to-four family residential properties and are known as warehoused mortgage loans) and various other loans secured by real estate.

     Real estate construction loans increased $283 million in 1998 to $1.9 billion. At December 31, 1998, these loans represented 7.7% of Regions' total loan portfolio, compared to 4.6% at the end of 1994. Strong economic growth and new development in Regions' market areas have enabled Regions to steadily increase construction loans. Most of the construction loans relate to shopping centers, apartment complexes, commercial buildings and residential property development. These loans are normally secured by land and buildings and are generally backed by commitments for long-term financing from other financial institutions. Real estate construction loans are closely monitored by management, since these loans are generally considered riskier than other types of loans and are particularly vulnerable in economic downturns and in periods of high interest rates. Regions has not been an active lender to speculative real estate developers or to developers outside its market areas.

     The loans to businesses for long-term financing of land and buildings are primarily to commercial customers within Regions' markets. Total loans secured by non-farm, non-residential properties totaled $3.8 billion at December 31, 1998. Although some risk is inherent in this type of lending, the Company attempts to minimize this risk by generally making such loans only on owner-occupied properties, and by requiring collateral values which exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guaranties of principals of the borrowers.

     Generally, Regions' most significant market areas have not experienced rapid increases in real estate property values or significant overbuilding. Therefore, in management's opinion, real estate loan collateral values in Regions' market areas should not be as vulnerable to significant deterioration, as would other market areas which have experienced rapidly increasing property values and significant overbuilding. However, collateral values are difficult to estimate and are subject to change depending on economic conditions, the supply of and demand for properties and other factors. Regions attempts to mitigate the risks of real estate lending by adhering to strict loan underwriting policies and by diversifying the portfolio both geographically within its market area and within industry groups.

     Loans on one-to-four family residential properties, which total approximately 70% of Regions' real estate mortgage portfolio, are principally on single-family residences. These loans are geographically dispersed throughout the southeastern states and some are guaranteed by government agencies or private mortgage insurers. Historically, this category of loans has not produced sizable loan losses; however, it is subject to some of the same risks as other real estate lending. Warehoused mortgage loans, since they are secured primarily by loans on one-to-four family residential properties, are similar to these loans in terms of risk.

     From 1994 to 1998, net losses on real estate loans ranged from a high of 0.12% of real estate loans in 1994, to a low of 0.01% of real estate loans in 1996. The 1998 real estate loan losses were 0.11% as a result of higher commercial real estate charge offs. These losses depend, to a large degree, on the level of interest rates, economic conditions and collateral values, and thus, are very difficult to predict. Management expects 1999 net real estate loan losses to be at or above the 1998 level.

     Regions' consumer loan portfolio consists of $4.8 billion in consumer loans, $627 million in personal lines of credit (including home equity loans) and $301 million in credit card loans. Consumer loans are primarily borrowings of individuals for home improvements, automobiles and other personal and household purposes. Regions' consumer loan portfolio includes $1.3 billion in indirect installment loans at December 31, 1998, compared to $1.9 billion as of December 31, 1997. Periods of economic recession tend to increase consumer loan losses. During the past five years, the ratio of net consumer loan losses to consumer loans ranged from a low of 0.28% in 1994 to a high of 0.99% in 1997. Higher levels of personal bankruptcies in Regions' market areas contributed to the higher net consumer loan losses in 1997 and 1998. Net consumer loan losses were 0.70% in 1998. Management expects net consumer loan losses in 1999 to be near the 1998 level.

     The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
NON-PERFORMING ASSETS                           1998       1997       1996       1995       1994
---------------------                         --------   --------   --------   --------   --------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Non-performing loans:
  Loans accounted for on a non-accrual
     basis..................................  $124,718   $138,149   $ 84,219   $ 73,990   $ 83,399
  Loans contractually past due 90 days or
     more as to principal or interest
     payments (exclusive of non-accrual
     loans).................................   134,411     29,020     35,831     18,315     10,042
  Loans whose terms have been renegotiated
     to provide a reduction or deferral of
     interest or principal because of a
     deterioration in the financial position
     of the borrower (exclusive of
     non-accrual loans and loans past due 90
     days or more)..........................     4,550     12,616     11,032     16,614     19,661
Real estate acquired in settlement of loans
  ("other real estate").....................    17,273     20,511     21,099     21,421     30,794
                                              --------   --------   --------   --------   --------
          Total.............................  $280,952   $200,296   $152,181   $130,340   $143,896
                                              ========   ========   ========   ========   ========
Non-performing assets as a percentage of
  loans and other real estate...............      1.15%      0.91%      0.83%      0.81%      0.98%

     The following analysis presents a five year history of the allowance for loan losses and loan loss data:

                                     1998          1997          1996          1995          1994
                                  -----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Allowance for loan losses:
Balance at beginning of year....  $   304,223   $   253,248   $   231,390   $   207,272   $   191,570
Loans charged off:
     Commercial.................       24,214        15,534         9,561        12,790        13,849
     Real estate................       13,366         7,174         4,217         9,607        12,777
     Installment................       56,159        65,571        38,198        22,161        14,359
                                  -----------   -----------   -----------   -----------   -----------
          Total.................       93,739        88,279        51,976        44,558        40,985
Recoveries:
  Commercial....................       10,473        14,265         8,121         9,418         6,938
  Real estate...................        1,655         3,879         3,484         5,031         4,577
  Installment...................       15,201        14,027         9,933         6,939         5,808
                                  -----------   -----------   -----------   -----------   -----------
          Total.................       27,329        32,171        21,538        21,388        17,323
Net loans charged off
  (recovered):
  Commercial....................       13,741         1,269         1,440         3,372         6,911
  Real estate...................       11,711         3,295           733         4,576         8,200
  Installment...................       40,958        51,544        28,265        15,222         8,551
                                  -----------   -----------   -----------   -----------   -----------
          Total.................       66,410        56,108        30,438        23,170        23,662
Allowance of acquired banks.....       17,094        17,420         6,270         9,795        17,306
Provision charged to expense....       60,505        89,663        46,026        37,493        22,058
                                  -----------   -----------   -----------   -----------   -----------
Balance at end of year..........  $   315,412   $   304,223   $   253,248   $   231,390   $   207,272
                                  ===========   ===========   ===========   ===========   ===========
Average loans outstanding:
  Commercial....................  $ 7,060,917   $ 4,536,710   $ 3,583,628   $ 3,198,594   $ 2,805,511
  Real estate...................   10,479,084    10,768,271     9,318,457     8,735,992     7,046,582
  Installment...................    5,839,316     5,231,008     4,427,377     3,731,979     3,060,692
                                  -----------   -----------   -----------   -----------   -----------
          Total.................  $23,379,317   $20,535,989   $17,329,462   $15,666,565   $12,912,785
                                  ===========   ===========   ===========   ===========   ===========
Net charge-offs as percent of
  average loans outstanding:
  Commercial....................          .19%          .03%          .04%          .11%          .25%
  Real estate...................          .11           .03           .01           .05           .12
  Installment...................          .70           .99           .64           .41           .28
          Total.................          .28           .27           .18           .15           .18
Net charge-offs as percent of:
  Provision for loan losses.....        109.8%         62.6%         66.1%         61.8%        107.3%
  Allowance for loan losses.....         21.1          18.4          12.0          10.0          11.4
Allowance as percentage of
  loans, net of unearned
  income........................         1.29%         1.39%         1.38%         1.43%         1.41%
Provision for loan losses (net
  of tax effect) as percentage
  of net income.................          9.0%         14.1%          9.0%          8.5%          5.5%

     At December 31, 1998, non-accrual loans totaled $124.7 million or 0.51% of loans, compared to $138.1 million or 0.63% of loans at December 31, 1997. The decrease in the dollar amount of non-accrual loans at December 31, 1998, was primarily due to a change in policy that conformed Regions' non-accrual consumer loan policy with that of the industry, partially offset by certain commercial credits included in the impaired loan amount as a part of Note D to the consolidated financial statements. Commercial loans comprised $51.6 million of the 1998 total, with real estate loans accounting for $73.0 million and consumer loans $0.1 million.

     Loans contractually past due 90 days or more were 0.55% of total loans at December 31, 1998, compared to 0.13% of total loans at December 31, 1997. Increased levels of past due consumer loans, due primarily to the change in policy mentioned above (to no longer transfer consumer loans past due ninety or more days to non-accrual status as a matter of course), accounted for the increase in total loans past due 90 days or more since December 31, 1997. Loans past due 90 days or more at December 31, 1998, consisted of $61.8 million in commercial and real estate loans and $72.6 million in consumer loans.

     Renegotiated loans were 0.02% and 0.06% of loans at December 31, 1998 and 1997, respectively. Renegotiated loans have remained at low levels over the last five years, as a result of paydowns and payoffs on renegotiated loans, which were added by acquisitions.

     Other real estate has declined during the last four years and totaled $17.3 million at December 31, 1998, compared to $20.5 million at December 31, 1997. Other real estate added by acquisitions in 1998, were offset by sales of other real estate. From 1994 through 1996, other real estate declined due to increased sales of parcels of other real estate, combined with fewer additions. Other real estate is recorded at the lower of (1) the recorded investment in the loan or
(2) the estimated net realizable value of the collateral. Although Regions does not anticipate material loss upon disposition of other real estate, sustained periods of adverse economic conditions, substantial declines in real estate values in Regions' markets, actions by bank regulatory agencies, or other factors, could result in additional loss from other real estate.

     The amount of interest income earned in 1998 on the $124.7 million of non-accruing loans outstanding at year end was approximately $4.4 million. If these loans had been current in accordance with their original terms, approximately $12.0 million would have been earned on these loans in 1998. Approximately $456,000 in interest income would have been earned in 1998 under the original terms of the $4.5 million in renegotiated loans outstanding at December 31, 1998. Approximately $239,000 in interest income was actually earned in 1998 on these loans.

     In the normal course of business, Regions makes commitments under various terms to lend funds to its customers. These commitments include (among others) revolving credit agreements, term loan agreements and short-term borrowing arrangements, which are usually for working capital needs. Letters of credit are also issued, which under certain conditions could result in loans. See Note L. to the consolidated financial statements for additional information on commitments.

     The commercial, real estate and consumer loan portfolios are highly diversified in terms of industry concentrations. The following table shows the largest concentrations in terms of the customer's Standard Industrial Classification (SIC) Code at December 31, 1998:

                                                                           1998
                                                              ------------------------------
                                                                                       %
                                                                            % OF      NON-
                     SIC CLASSIFICATION                         AMOUNT     TOTAL    ACCRUAL
                     ------------------                       ----------   ------   --------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
Individuals.................................................  $12,575.1    51.5%     0.1%
Services:
  Physicians................................................      164.7      0.7      0.7
  Business services.........................................      142.8      0.6      1.0
  Religious organizations...................................      227.4      0.9      0.2
  Legal services............................................       86.9      0.4      0.9
  All other services........................................    1,572.8      6.4      1.1
                                                              ---------    -----
          Total services....................................    2,194.6      9.0      0.9

                                                                           1998
                                                              ------------------------------
                                                                                       %
                                                                            % OF      NON-
                     SIC CLASSIFICATION                         AMOUNT     TOTAL    ACCRUAL
                     ------------------                       ----------   ------   --------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
Manufacturing:
  Electrical equipment......................................  $    46.1      0.2%    2.9%
  Food and kindred products.................................       60.9      0.3      1.4
  Rubber and plastic products...............................       40.6      0.2      3.5
  Lumber and wood products..................................      158.0      0.7      0.7
  Fabricated metal products.................................       65.6      0.3      7.8
  All other manufacturing...................................      613.5      2.5      2.3
                                                              ---------    -----
          Total manufacturing...............................      984.7      4.2      2.4
Wholesale trade.............................................      520.8      2.1      0.9
Finance, insurance and real estate:
  Real estate...............................................    1,771.9      7.3      0.9
  Banks and credit agencies.................................      197.7      0.8      0.8
  All other finance, insurance and real estate..............      347.4      1.4      0.6
                                                              ---------    -----
          Total finance, insurance and real estate..........    2,317.0      9.5      0.9
Construction:
  Residential building construction.........................      391.8      1.6      0.5
  General contractors and builders..........................      545.4      2.2      0.3
  All other construction....................................      302.2      1.2      1.0
                                                              ---------    -----
          Total construction................................    1,239.4      5.0      0.5
Retail trade:
  Automobile dealers........................................      548.8      2.2      0.2
  All other retail trade....................................      553.3      2.3      1.5
                                                              ---------    -----
          Total retail trade................................    1,102.1      4.5      0.9
Agriculture, forestry and fishing...........................      474.4      1.9      1.4
Transportation, communication, electrical, gas and
  sanitary..................................................      406.6      1.7      0.5
Mining (including oil and gas extraction)...................       32.7      0.1      0.6
Public administration.......................................    1,109.2      4.5      1.7
Revolving credit loans......................................      321.5      1.3      0.0
Other.......................................................    1,152.0      4.7      0.0
                                                              ---------    -----
          Total.............................................  $24,430.1    100.0%    0.5%
                                                              =========    =====      ===

INTEREST-BEARING DEPOSITS IN OTHER BANKS

     Interest-bearing deposits in other banks are used primarily as temporary investments. These assets generally have short-term maturities. This category of earning assets increased from $43.0 million at December 31, 1996 to $48.2 million at December 31, 1997 due to favorable rates. This category of earning assets increased to $144.0 million at December 31, 1998, due to balances added in connection with acquisition activity in 1998.

SECURITIES

     The following table shows the carrying values of securities as follows:

                                                                DECEMBER 31,
                                                    ------------------------------------
                                                       1998         1997         1996
                                                    ----------   ----------   ----------
                                                               (IN THOUSANDS)
Investment securities:
  U.S. Treasury & Federal agency securities.......  $2,371,412   $2,356,320   $1,616,912
  Obligations of states and political
     Subdivisions.................................     565,095      571,503      553,067
  Mortgage-backed securities......................     188,607      408,012      542,089
  Other securities................................          -0-       2,444        4,533
                                                    ----------   ----------   ----------
          Total...................................  $3,125,114   $3,338,279   $2,716,601
                                                    ==========   ==========   ==========
Securities available for sale:
  U.S. Treasury & Federal agency securities.......  $  956,162   $1,261,882   $1,285,029
  Obligations of states and political
     Subdivisions.................................     168,493      219,892      162,942
  Mortgage-backed securities......................   3,574,590    1,393,694    1,478,646
  Other securities................................       6,592       38,378       45,792
  Equity securities...............................     138,186       63,798       53,365
                                                    ----------   ----------   ----------
          Total...................................  $4,844,023   $2,977,644   $3,025,774
                                                    ==========   ==========   ==========

     In 1998, total securities increased $1.7 billion or 26%. U. S. Treasury and Federal agency securities decreased $291 million. Mortgage-backed securities increased $2.0 billion due to acquisition activity and the $534 million securitization of mortgage loans previously discussed. Obligations of states and political subdivisions decreased $57.8 million in 1998.

     Total securities increased $574 million in 1997. U. S. Treasury and Federal agency securities increased $716 million or 25% due primarily to acquisitions. Obligations of states and political subdivisions increased $75 million or 11%. Mortgage-backed securities decreased $219 million or 11% in 1997.

     Regions' investment portfolio policy stresses quality and liquidity. At December 31, 1998, the average maturity of U.S. Treasury and Federal agency securities was 4.9 years and that of obligations of states and political subdivisions was 8.0 years. The average expected maturity of mortgage-backed securities was 3.8 years and other securities had an average contractual maturity of 4.0 years. Overall, the average maturity of the portfolio was 14.1 years using contractual maturities and 4.5 years using expected maturities. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     The estimated fair market value of Regions' investment securities portfolio at December 31, 1998, was 1.3% ($41.3 million) above the amount carried on Regions' books. Regions' securities available for sale portfolio at December 31, 1998, included net unrealized gains of $37.8 million. Regions' investment securities and securities available for sale portfolios included gross unrealized gains of $80 million and gross unrealized losses of $1 million at December 31, 1998. Market values of these portfolios vary significantly as interest rates change; however, management expects normal maturities from the securities portfolios to meet liquidity needs.

     Of Regions' tax-free securities rated by Moody's Investors Service, Inc., 96% are rated "A" or better. The portfolio is carefully monitored to assure no unreasonable concentration of securities in the obligations of a single debtor, and current credit reviews are conducted on each security holding.

     The following table shows the maturities of securities (excluding equity securities) at December 31, 1998, the weighted average yields and the taxable equivalent adjustment used in calculating the yields:

                                                          SECURITIES MATURING
                                      -----------------------------------------------------------
                                                 AFTER ONE    AFTER FIVE
                                       WITHIN    BUT WITHIN   BUT WITHIN     AFTER
                                      ONE YEAR   FIVE YEARS   TEN YEARS    TEN YEARS     TOTAL
                                      --------   ----------   ----------   ---------   ----------
                                                            (IN THOUSANDS)
Investment securities:
  U.S. Treasury and Federal agency
     securities....................   $171,658   $  534,452   $1,665,302   $     -0-   $2,371,412
  Obligations of states and
     political Subdivisions........     23,238       87,969      205,596    248,292       565,095
  Mortgage-backed securities.......    109,835       78,772           -0-        -0-      188,607
                                      --------   ----------   ----------   --------    ----------
          Total....................   $304,731   $  701,193   $1,870,898   $248,292    $3,125,114
                                      ========   ==========   ==========   ========    ==========
  Weighted average yield...........       6.39%        6.97%        6.62%      8.13%         6.85%
Securities available for sale:
  U.S. Treasury and Federal agency
     securities....................   $216,126   $  333,206   $  404,054   $  2,776    $  956,162
  Obligations of states and
     political subdivisions........     29,620       67,361       44,811     26,701       168,493
  Mortgage-backed securities.......    116,433    2,530,982      914,479     12,696     3,574,590
  Other securities.................      4,683        1,338          230        341         6,592
                                      --------   ----------   ----------   --------    ----------
          Total....................   $366,862   $2,932,887   $1,363,574   $ 42,514    $4,705,837
                                      ========   ==========   ==========   ========    ==========
  Weighted average yield...........       6.31%        6.46%        6.37%      6.91%         6.45%
Taxable equivalent adjustment for
  calculation of yield.............   $  1,453   $    4,269   $    6,882   $  7,558    $   20,162

---------------

Note: The weighted average yields are calculated on the basis of the yield to maturity based on the book value of each security. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis using a tax rate of 35%. Yields on tax-exempt obligations have not been adjusted for the non-deductible portion of interest expense used to finance the purchase of tax-exempt obligations.

LIQUIDITY

     Liquidity is an important factor in the financial condition of Regions and affects Regions' ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders' equity.

     The securities portfolio is one of Regions' primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs (see previous table on Securities Maturing). Maturities in the loan portfolio also provide a steady flow of funds (see previous table on Loans Maturing). At December 31, 1998, commercial loans, real estate construction loans and commercial mortgage loans with an aggregate balance of $5.3 billion, as well as securities of $672 million, were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, the Company's high levels of net operating earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions' liquidity also continues to be enhanced by a relatively stable deposit base.

     The loan to deposit ratio increased from 83.54% at December 31, 1996, to 87.49% at December 31, 1997 but decreased to 85.95% at December 31, 1998, due to the securitization and reclassification of mortgage loans to the securities available for sale classification discussed previously.

     As shown in the Consolidated Statement of Cash Flows, operating activities provided significant levels of funds in 1996 and 1997, due primarily to high levels of net income. Operating activities were a net user of funds in 1998 as net income, mortgage loans held for sale and other assets increased and other liabilities decreased. Investing activities, primarily in loans and securities, were a net user of funds in all three years. Strong loan growth over the last three years has required a significant amount of funds for investing activities. Funds needed for investing activities were provided primarily by deposits, purchased funds, and borrowings. Financing activities provided more funds in 1998 due to more reliance on short-term borrowings and to increases in deposits. Cash dividends and the open-market purchase of the Company's common stock, which was reissued in connection with specific purchase acquisitions, also required funds in 1996, 1997 and 1998. Funds needed for the pending acquisitions as of December 31, 1998, are expected to be provided by working capital or short-term borrowings.

     Standard & Poor's Corporation has assigned high quality ratings to Regions Bank's certificates of deposit. Regions Bank's short-term certificates of deposit are rated "A-1" by Standard & Poor's Corporation and long-term certificates of deposit are rated "A+".

     Moody's Investors Service has also given similar quality ratings to Regions Bank's short- and long-term debt and certificates of deposit. Short-term debt and certificates of deposit are rated "P-1" and long-term debt and certificates of deposit are rated "Aa2".

     In addition, Regions Financial Corporation (the parent company) received the highest issuer rating available ("A") from the internationally recognized bank rating organization, Thomson BankWatch. This organization also assigned its highest short-term rating of "TBW-1" to Regions Financial Corporation and to Regions Bank (Alabama).

     The $200 million in subordinated debt issued by Regions is rated "A-" by Standard & Poor's Corporation, "A2" by Moody's Investors Service, and "AA-" by Thomson BankWatch.

     Regions' and its banking subsidiary's high quality ratings from nationally recognized rating agencies enhance the Company's ability to raise funds in national money markets. The high ratings also help to attract both loan and deposit customers in local markets.

     Historically, Regions has found short- and intermediate-term credit readily available on reasonable terms from money center or regional banks. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions which might reasonably be expected to occur.

DEPOSITS

     Deposits are Regions' primary source of funds -- providing funding for 85% of average earning assets in 1998 and 88% in 1997. During the last four years, average total deposits grew at a compound annual rate of 12%. Average deposits grew $2.0 billion or 10% in 1996, $3.2 billion or 15% in 1997 and $2.7 billion or 11% in 1998. Acquisitions contributed average deposit growth of $667 million in 1996, $948 million in 1997 and $1.5 billion in 1998.

     Regions faces stiff competition from other banking and financial services companies for a share of the deposit market. Regions' ability to compete in the deposit market depends heavily on how effectively the company meets customers' needs. Regions employs both traditional and non-traditional means to meet customers' needs and enhance competitiveness. The traditional means include: providing well-designed products, providing a high level of customer service, providing attractive pricing and expanding the traditional branch network to provide convenient branch locations for customers throughout the Southeastern United States. Recently, Regions has also begun to employ non-traditional approaches to enhance its competitiveness. These include: providing centralized, high quality telephone banking services and providing alternative product delivery channels like PC banking. Regions' success at competing for deposits is discussed below.

     Average non-interest bearing deposits have grown at a steady pace, increasing at a compound growth rate of 11% since 1995. This category of deposits grew 7% in 1996, 20% in 1997 and 7% in 1998. Non-interest bearing deposits are a significant funding source for Regions, accounting for 14%, 15% and 14% of average total deposits in 1996, 1997 and 1998 respectively.

     During 1996, 1997 and 1998, the rate paid on savings accounts was less attractive to customers, relative to other investment alternatives. As a result, savings accounts have increased at only a 3% compound growth rate since 1995. Savings increased 2% in 1996, 6% in 1997 and 3% in 1998. Management expects savings accounts to continue to be a stable funding source, but does not expect any significant growth in the current interest rate environment. In 1998, savings accounts accounted for 6% of average total deposits.

     During 1998, interest-bearing transaction accounts decreased 3%. In 1997, the average balance of these types of deposits accounts increased 21%. During 1996, Regions reclassified a portion of interest-bearing transaction accounts to money market savings accounts, resulting in a 58% decline in 1996. During 1998 and 1997, interest-bearing transaction accounts accounted for 3% and 4%, respectively, of average total deposits.

     Money market savings products continue to be Regions' fastest growing deposits, increasing at a compound annual rate of 28% since 1995. Customers have responded to Regions' innovative, competitive money market savings products by continuing to invest in these accounts. The results are increases in average balances of 43% in 1996, 16% in 1997 and 28% in 1998. As mentioned above, a reclassification from interest-bearing transaction accounts to money market savings increased the 1996 money market savings growth rate. Money market savings products are one of Regions' most significant funding sources, accounting for 24% of average total deposits in 1996, 25% of average total deposits in 1997 and 28% of average total deposits in 1998.

     Certificates of deposit of $100,000 or more increased 22% in 1996, and 1997, due to their increased use as a funding source but increased only 2% in 1998 as customers turned to other investments due to rates. Since 1995, certificates of deposit of $100,000 or more have increased at a compound annual rate of 15%, and in 1998 accounted for 13% of average total deposits.

     Other interest-bearing deposits (certificates of deposit of less than $100,000 and time open accounts) increased 11% in 1997 and 8% in 1998. This category of deposits continues to be Regions' primary funding source; it accounted for 35% of average total deposits in 1998, down from 36% of average total deposits in 1997. Wider pricing spreads over the last two years have made this category of deposits attractive relative to other investment alternatives. Innovative deposit products in this category have helped Regions continue to increase deposits and maintain market share in the Company's major markets.

     The sensitivity of Regions' deposit rates to changes in market interest rates is reflected in the Company's average interest rate paid on interest-bearing deposits (see table following on Average Rates Paid). Beginning in early 1995 and continuing throughout the year, market interest rates began to decline. During 1996 and 1997, market interest rates were relatively stable. During 1998, market interest rates generally declined. While Regions' average interest rate paid on interest-bearing deposits follows these trends, a lag period exists between the change in market rates and the repricing of the deposits. The rate paid on interest-bearing deposits increased from 4.58% in 1996, to 4.63% in 1997 but decreased to 4.61% in 1998.

     A detail of interest-bearing deposit balances at December 31, 1998 and 1997, and the interest expense on these deposits for the three years ended December 31, 1998, is presented in Note H to the consolidated financial statements.

     The following table presents the detail of interest-bearing deposits and maturities of the larger time deposits:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing deposits of less than $100,000.............  $20,054,861   $17,556,676
Time deposits of $100,000 or more, maturing in:
  3 months or less..........................................       92,900     1,480,970
  over 3 through 6 months...................................      732,591       789,529
  over 6 through 12 months..................................    1,991,121       582,154
  over 12 months............................................      901,468       857,494
                                                              -----------   -----------
     Total..................................................    3,718,080     3,710,147
                                                              -----------   -----------
          Total.............................................  $23,772,941   $21,266,823
                                                              ===========   ===========

     The following table presents the average amounts of deposits outstanding by category for the three years ended December 31, 1998:

                                                        AVERAGE AMOUNTS OUTSTANDING
                                                  ---------------------------------------
                                                     1998          1997          1996
                                                  -----------   -----------   -----------
                                                              (IN THOUSANDS)
Non-interest-bearing demand deposits............  $ 3,812,177   $ 3,565,848   $ 2,970,682

Interest-bearing transaction accounts...........      890,911       916,689       757,250
Savings accounts................................    1,546,737     1,506,753     1,427,167
Money market savings accounts...................    7,590,604     5,922,642     5,121,931
Certificates of deposit of $100,000 or more.....    3,524,889     3,453,465     2,830,101
Other interest-bearing deposits.................    9,528,586     8,812,105     7,919,627
                                                  -----------   -----------   -----------
          Total interest-bearing deposits.......   23,081,727    20,611,654    18,056,076
                                                  -----------   -----------   -----------
          Total deposits........................  $26,893,904   $24,177,502   $21,026,758
                                                  ===========   ===========   ===========

     The following table presents the average rates paid on deposits by category for the three years ended December 31, 1998:

                                                               AVERAGE RATES PAID
                                                               ------------------
                                                               1998   1997   1996
                                                               ----   ----   ----
Interest-bearing transaction accounts.......................   3.47%  2.93%  3.22%
Savings accounts............................................   2.17   2.43   2.62
Money market savings accounts...............................   3.48   3.40   3.21
Certificates of deposit of $100,000 or more.................   5.70   5.71   5.74
Other interest-bearing deposits.............................   5.62   5.59   5.54
          Total interest-bearing deposits...................   4.61%  4.63%  4.58%

BORROWED FUNDS

     Regions' short-term borrowings consist of federal funds purchased and security repurchase agreements, commercial paper, Federal Home Loan Bank structured notes and other short-term borrowings.

     Federal funds purchased and security repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and security repurchase agreements totaled $2.1 billion at December 31, 1997 and 1998. Balances in these accounts can fluctuate significantly on a day-to-day basis. The average daily balance of federal funds purchased and security repurchase agreements, net of federal funds sold and security reverse repurchase agreements, increased $366 million in 1997 but decreased $276 million in 1998. The 1997 increase resulted from increased reliance on purchased funds to support earning asset growth. The 1998 decrease resulted from increased utilization of alternative short term funding due to favorable rates.

     In December 1997 and throughout 1998, Regions utilized Federal Home Loan Bank structured notes as a short-term funding source, primarily due to their favorable interest rate. These structured notes have a stated ten year maturity but are callable, at the option of the Federal Home Loan Bank, every three months. Because of the call feature, the structured notes are considered short term. As of December 31, 1998, $2.4 billion of structured notes were outstanding compared to $500 million as of December 31, 1997.

     At December 31, 1998, $56.8 million in commercial paper was outstanding, compared to $52.8 million at December 31, 1997. The Company issues commercial paper through its private placement commercial paper program. Company policy limits total commercial paper outstanding, at any time, to $75 million. The level of commercial paper outstanding depends on the funding requirements of the Company and the cost of commercial paper compared to alternative borrowing sources.

     Other short-term borrowings decreased $3.1 million from December 31, 1997 to December 31, 1998, primarily due to a decline in short-term Federal Home Loan Bank advances. The remaining balance in other short-term borrowings consists of a Treasury tax and loan note and a short sale liability, which is frequently used by Regions' broker/dealer subsidiary to offset other market risks which are undertaken in the normal course of business.

     Regions' long-term borrowings consist primarily of subordinated notes, Federal Home Loan Bank borrowings and other long-term notes payable.

     The amount outstanding on subordinated notes decreased $900,000 between December 31, 1997 and 1998 due to a prepayment of subordinated notes acquired in connection with a pooled company.

     Federal Home Loan Bank borrowings increased $102.7 million in 1998 due to notes assumed through acquisitions. Membership in the Federal Home Loan Bank system provides access to an additional source of lower-cost funds. These borrowings can be used to partially hedge against the effect future interest rate changes may have on the Company's real estate mortgage portfolio.

     Other long-term notes payable consist of mortgage notes payable on certain of the Company's buildings and low-income housing partnership investments, notes issued to former stockholders of acquired banks, notes for equipment financing, notes payable to unaffiliated banks and miscellaneous notes payable. Other long-term borrowings increased $26.3 million in 1998, due to loans to unaffiliated banks assumed in connection with acquisitions in 1998.

STOCKHOLDERS' EQUITY

     Over the past three years, stockholders' equity has increased at a compound annual growth rate of 13.6%. Stockholders' equity has grown from $2.0 billion at the beginning of 1996 to $3.0 billion at year-end 1998. Internally generated retained earnings contributed $680 million of this growth, equity issued in connection with acquisitions accounted for $200 million, $62 million was attributable to the exercise of stock options and to the issuance of stock for dividend reinvestment plans and employee incentive plans, and $11 million was attributable to increases in other components of equity. The internal capital generation rate (net income less dividends as a percentage of average stockholders' equity) was 8.0% in 1998, compared to 9.6% in 1997 and 9.3% in 1996.

     Regions' ratio of stockholders' equity to total assets was 8.15% at December 31, 1998, compared to 8.53% at December 31, 1997, and 8.43% at December 31, 1996. Regions' capital level is a source of strength and provides flexibility for future growth.

     Regions and its subsidiaries are required to comply with capital adequacy standards established by banking regulatory agencies. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and interest rate risk, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Banking organizations that are considered to have excessive interest rate risk exposure are required to hold additional capital.

     The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

     The banking regulatory agencies also have adopted regulations which supplement the risk-based guidelines to include a minimum ratio of 3% of Tier 1 capital to average assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% to 2% above the minimum 3% level.

     The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at December 31, 1998, substantially exceeded all regulatory requirements.

BANK REGULATORY CAPITAL REQUIREMENTS

                                                                MINIMUM
                                                              REGULATORY       REGIONS AT
                                                              REQUIREMENT   DECEMBER 31, 1998
                                                              -----------   -----------------
Tier 1 capital to risk-adjusted assets......................     4.00%            10.26%
Total risk-based capital to risk-adjusted assets............     8.00             12.17
Tier 1 leverage ratio.......................................     3.00              7.40

     At December 31, 1998, Tier 1 capital totaled $2.6 billion, total risk-based capital totaled $3.1 billion, and risk-adjusted assets totaled $25.6 billion.

     Total capital at the banking affiliates also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized can be subject to higher rates for FDIC insurance. As of December 31, 1998, all of Regions' banking affiliates had the requisite capital levels to qualify as well capitalized.

     Regions attempts to balance the return to stockholders through the payment of dividends, with the need to maintain strong capital levels for future growth opportunities. In 1998, Regions returned 45% of earnings to its stockholders in the form of dividends. Total dividends declared by Regions in 1998 were $191.6 million or $.92 per share, an increase of 15% from the $0.80 per share in 1997. Also in 1997, Regions effected a two-for-one stock split.

     In January 1999, the Board of Directors declared a 9% increase in the quarterly cash dividend from $.23 to $.25 per share. This is the twenty-eighth consecutive year that Regions has increased cash dividends.

     The following table shows the percentage distribution of Regions' consolidated average balances of assets, liabilities and stockholders' equity for the five years ended December 31, 1998:

                                                         1998    1997    1996    1995    1994
                                                         -----   -----   -----   -----   -----
                                            ASSETS
Earning assets:
  Taxable securities...................................   19.0%   18.4%   20.3%   20.1%   22.4%
  Non-taxable securities...............................    2.1     2.6     2.6     2.7     2.7
  Federal funds sold...................................    0.9     1.0     0.8     1.0     1.5
  Loans (net of unearned income):
     Commercial........................................   20.7    15.4    14.2    13.8    13.8
     Real estate.......................................   30.8    36.5    36.6    37.7    34.8
     Installment.......................................   17.1    17.7    17.4    16.1    15.1
                                                         -----   -----   -----   -----   -----
          Total loans..................................   68.6    69.6    68.2    67.6    63.7
     Allowance for loan losses.........................   (0.9)   (1.0)   (1.0)   (1.0)   (1.0)
                                                         -----   -----   -----   -----   -----
     Net loans.........................................   67.7    68.6    67.2    66.6    62.7
  Other earning assets.................................    2.3     1.1     1.1     0.8     1.8
                                                         -----   -----   -----   -----   -----
          Total earning assets.........................   92.0    91.7    92.0    91.2    91.1
Cash and due from banks................................    3.0     3.4     3.2     4.0     4.1
Other non-earning assets...............................    5.0     4.9     4.8     4.8     4.8
                                                         -----   -----   -----   -----   -----
          Total assets.................................  100.0%  100.0%  100.0%  100.0%  100.0%
                                                         =====   =====   =====   =====   =====
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing.................................   11.2%   12.1%   11.7%   12.0%   12.6%
  Interest-bearing.....................................   67.8    69.8    71.0    70.3    71.3
                                                         -----   -----   -----   -----   -----
          Total deposits...............................   79.0    81.9    82.7    82.3    83.9
Borrowed funds:
  Short-term...........................................    9.9     6.5     5.5     4.7     3.3
  Long-term............................................    1.3     1.7     2.3     3.5     3.3
                                                         -----   -----   -----   -----   -----
          Total borrowed funds.........................   11.2     8.2     7.8     8.2     6.6
Other liabilities......................................    1.3     1.2     1.0     1.1     1.3
                                                         -----   -----   -----   -----   -----
          Total liabilities............................   91.5    91.3    91.5    91.6    91.8
Stockholders' equity...................................    8.5     8.7     8.5     8.4     8.2
                                                         -----   -----   -----   -----   -----
          Total liabilities and stockholders' equity...  100.0%  100.0%  100.0%  100.0%  100.0%
                                                         =====   =====   =====   =====   =====

OPERATING RESULTS

     Net income increased 6% in 1998 and 25% in 1997. Excluding the SAIF assessment in 1996 and the merger and consolidation expenses incurred in 1996 and 1998 (see Note U to the consolidated financial statements) income increased 17% in 1997 and 26% in 1998. The accompanying table presents the dollar amount and percentage change in the important components of income that occurred in 1998 and 1997.

SUMMARY OF CHANGES IN OPERATING RESULTS

                                                                    INCREASE (DECREASE)
                                                              -------------------------------
                                                              1998 COMPARED    1997 COMPARED
                                                                 TO 1997          TO 1996
                                                              --------------   --------------
                                                               AMOUNT     %     AMOUNT     %
                                                              --------   ---   --------   ---
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
Net interest income.........................................  $145,610    12%  $167,384    17%
  Provision for loan losses.................................   (29,158)  (33)    43,637    95
                                                              --------         --------
Net interest income after provision for loan losses.........   174,768    16    123,747    13
Non-interest income:
  Trust department income...................................    10,991    25      2,567     6
  Service charges on deposit accounts.......................    19,726    13     26,658    21
  Mortgage servicing and origination fees...................    18,228    20        570     1
  Securities transactions...................................     6,504    NM     (2,813)   NM
  Other.....................................................    12,266    10     34,897    42
                                                              --------         --------
          Total non-interest income.........................    67,715    17     61,879    18
Non-interest expense:
  Salaries and employee benefits............................    47,567    10     67,074    16
  Net occupancy expense.....................................       954     2      6,770    12
  Furniture and equipment expense...........................    12,291    22      6,333    13
  FDIC insurance expense....................................       684    13     (4,411)  (46)
  Merger and consolidation expenses and SAIF assessment.....   121,438    NM    (33,777)   NM
  Other.....................................................    18,998     6     22,753     8
                                                              --------         --------
          Total non-interest expense........................   201,932    22     64,742     8
                                                              --------         --------
          Income before income taxes........................    40,551     7    120,884    26
  Applicable income taxes...................................    16,368     8     41,214    26
                                                              --------         --------
          Net income........................................  $ 24,183     6%  $ 79,670    25%
                                                              ========         ========
          Income excluding merger and consolidation expenses
            and SAIF assessment.............................  $104,895    26%  $ 58,559    17%

NET INTEREST INCOME

     Net interest income (interest income less interest expense) is Regions' principal source of income. Net interest income increased 12% in 1998 and 17% in 1997. On a taxable equivalent basis, net interest income also increased 12% in 1998 and 17% in 1997. The table on page 41 provides additional information to analyze the changes in net interest income.

     In 1998 and 1997, growth in interest-earning assets and interest-bearing liabilities contributed to the increase in net interest income. During 1998, average interest-earning assets grew 16% and average interest-bearing liabilities grew 17%. Growth in earning assets typically increases net interest income due to the positive spread between earning asset yields and interest-bearing liability rates. However, unfavorable changes in interest-bearing liability rates partially offset the increase in net interest income attributable to growth.

     Regions measures its ability to produce net interest income with a ratio called the interest margin. The interest margin is net interest income (on a taxable equivalent basis) as a percentage of average earning assets. The interest margin increased from 4.36% in 1996, to 4.41% in 1997 but declined to 4.25% in 1998. Changes in the interest margin occur primarily due to two factors: (1) the interest rate spread (the difference between the taxable equivalent yield on earning assets and the rate on interest-bearing liabilities) and (2) the percentage of earning assets funded by interest-bearing liabilities.

     The first factor affecting Regions' interest margin is the interest rate spread. Regions' average interest rate spread was 3.65% in 1996, 3.66% in 1997, and 3.54% in 1998. Market interest rates, both the level of rates and the slope of the yield curve (the spread between short-term rates and longer-term rates), affect the interest rate spread by influencing the pricing on most categories of Regions' interest-earning assets and interest-bearing liabilities.

     In January 1996, the Federal Reserve (Fed) lowered the Federal Funds rate to 5.25%. The Fed maintained the 5.25% Fed Funds rate throughout 1996. In March 1997 the Fed raised the Federal Funds rate to 5.50% where it remained for the rest of 1997. In 1998, the Fed reduced the Federal Funds rate to 4.75% in a series of rate reductions in the second half of the year.

     As the Federal Funds rate declined during 1998, yields on intermediate to long-term government securities dropped considerably. This drop in government interest rates created a relatively flat yield curve. Regions' interest-earning asset yields and interest-bearing liability rates were both lower in 1998 compared to 1997 -- reflecting the declining market interest rates experienced in 1998. However, as market interest rates declined and as the yield curve flattened, Regions' interest-earning asset yields decreased faster than did interest-bearing liability rates. The interest rate spread contracted in 1998 because interest-earning asset yields decreased 12 basis points more than did interest-bearing liability rates.

     The mix of earning assets can also affect the interest rate spread. During 1998, loans, which are typically Regions' highest yielding earning asset, decreased as a percentage of earning assets -- adding to the effects of changing earning asset yields and interest-bearing liability rates. Average loans as a percentage of earning assets were 75% in 1997 and 74% in 1998.

     The second factor affecting the interest margin is the percentage of earning assets funded by interest-bearing liabilities. Funding for Regions' earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities and stockholders' equity. The net spread on earning assets funded by non-interest-bearing liabilities and stockholders' equity is higher than the net spread on earning assets funded by interest-bearing liabilities. The percentage of earning assets funded by interest-bearing liabilities was 85% in 1996, 84% in 1997 and 85% in 1998. The changes in the percentage of earning assets funded by interest-bearing liabilities had a positive effect on net interest income in 1997 but a negative effect in 1998. The trend has been for a greater percentage of new funding for earning assets to come from interest-bearing sources. Management expects this trend to continue.

MARKET RISK -- INTEREST RATE SENSITIVITY

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Regions' primary risk is interest rate risk.

     The primary objective of Asset/Liability Management at Regions is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets, rate sensitive liabilities and off-balance sheet interest rate hedges. The relationship of rate sensitive earning assets to rate sensitive liabilities, adjusted for the effect of off-balance sheet hedges (interest rate sensitivity), is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 1998, approximately 47% of earning assets and 66% of the funding for these earning assets were scheduled to be repriced to current market rates at least once during 1999.

     The accompanying table shows Regions' rate sensitive position at December 31, 1998, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next 12 months approximately $6.3 billion more interest-bearing liabilities than earning assets can be repriced to current market rates at least once. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at December 31, 1998, was 0.72, indicating a "liability sensitive" position. However, this ratio is only one of the tools that management uses to measure rate sensitivity.

     Historically, Regions has not experienced the level of net interest income volatility indicated by gap analysis. The primary reason for the lack of volatility is that Regions has a relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and a portion of money market savings accounts. Balances for these accounts are reported in the one to three month repricing category. However, the rates paid are typically not directly related to market interest rates, since management exercises some discretion in adjusting these rates as market rates change.

     Another reason for the lack of volatility in net interest income is that Regions' loan and security portfolios contain fixed-rate mortgage-related products, including whole loans, mortgage-backed securities and collateralized mortgage obligations having amortization and cash flow characteristics that vary with the level of market interest rates. These earning assets are generally reported in the non-sensitive category. In fact, a significant portion of these earning assets may pay-off within one year or less because their cash flow characteristics are materially impacted by mortgage refinancing activity. If deposit accounts that are not sensitive to market interest rate changes were redistributed based on expected cash flows and probable repricing intervals, Regions' one-year cumulative gap ratio would be 0.99 -- indicating a slight "liability sensitive" position.

     Regions uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools used is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Regions' net interest income and stockholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis uses a more detailed version of the information shown in the accompanying table and adds adjustments for the expected timing and magnitude of asset and liability cash flows, as well as the expected timing and magnitude of repricings of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates and the movement of administered rates on prime rate loans, interest-bearing transaction accounts, regular savings and money market savings accounts. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. Simulation analysis indicates that Regions is slightly "liability sensitive."

FORWARD-LOOKING STATEMENTS

     The section that follows, "Exposure to Interest Rate Shifts", contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risk and uncertainties. Although Regions believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

     Exposure to Interest Rate Shifts. Based on the aforementioned discussion, management can estimate the effect shifts in interest rates may have upon the Company's net interest income, Regions' principal source of income.

     The following table demonstrates the expected effect a given interest rate shift would have on Regions net interest income.

CHANGE IN INTEREST RATES                                      $ CHANGE IN NET   % CHANGE IN NET
(IN BASIS POINTS)                                             INTEREST INCOME   INTEREST INCOME
------------------------                                      ---------------   ---------------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
  +200......................................................     $(23,702)           (1.74)%
  +100......................................................       (3,339)           (0.25)
  -100......................................................        1,571             0.12
  -200......................................................          207             0.02

     In the event of a shift in interest rates, management would attempt to take certain actions to mitigate the negative impact to net interest income. These actions include but are not limited to, restructuring of interest-earning assets, seeking alternative funding sources and entering into interest rate swap agreements.

INTEREST RATE SENSITIVITY ANALYSIS

                                                       DECEMBER 31, 1998
                                                     RATE SENSITIVE PERIOD
                         -----------------------------------------------------------------------------
                            1-3          4-6         7-12                   OVER 1 YEAR OR
                          MONTHS       MONTHS       MONTHS        TOTAL     NON-SENSITIVE      TOTAL
                         ---------    ---------    ---------    ---------   --------------   ---------
                                                 (DOLLAR AMOUNTS IN MILLIONS)
Earning Assets:
  Loans, net of
     unearned income...  $ 8,582.8    $ 1,437.8    $ 1,784.2    $11,804.8     $12,560.8      $24,365.6
  Investment
     securities........      407.6        185.5        463.9      1,057.0       2,068.1        3,125.1
  Securities available
     for sale..........      629.5        290.6        726.4      1,646.5       3,197.5        4,844.0
  Interest bearing
     deposits in other
     banks.............      144.0           --           --        144.0            --          144.0
  Federal funds sold
     and securities
     purchased under
     agreements to
     resell............      233.9           --           --        233.9            --          233.9
  Mortgage loans held
     for sale..........      918.0           --           --        918.0           9.7          927.7
  Trading account
     assets............       49.4           --           --         49.4            --           49.4
                         ---------    ---------    ---------    ---------     ---------      ---------
          Total earning
            assets.....  $10,965.2    $ 1,913.9    $ 2,974.5    $15,853.6     $17,836.1      $33,689.7
                         =========    =========    =========    =========     =========      =========
          Percent of
            total
            earning
            assets.....       32.6%         5.7%         8.8%        47.1%         52.9%         100.0%
Funding Sources:
  Non-interest-bearing
     deposits..........         --           --           --           --     $ 4,577.1      $ 4,577.1
  Savings deposits.....  $ 1,508.5           --    $      --    $ 1,508.5            --        1,508.5
  Other time
     deposits..........   13,115.0    $ 2,852.1      2,597.7     18,564.8       3,699.6       22,264.4
  Short-term
     borrowings........    1,955.8           --         90.9      2,046.7       2,450.0        4,496.7
  Long-term
     borrowings........        1.4          5.9           .4          7.7         563.4          571.1
                         ---------    ---------    ---------    ---------     ---------      ---------
          Total
            interest-
            bearing
         liabilities...   16,580.7      2,858.0      2,689.0     22,127.7       6,713.0       28,840.7
  Stockholders'
     equity............         --           --           --           --         271.9          271.9
                         ---------    ---------    ---------    ---------     ---------      ---------
          Total funding
            sources....  $16,580.7    $ 2,858.0    $ 2,689.0    $22,127.7     $11,562.0      $33,689.7
                         =========    =========    =========    =========     =========      =========

                                                       DECEMBER 31, 1998
                                                     RATE SENSITIVE PERIOD
                         -----------------------------------------------------------------------------
                            1-3          4-6         7-12                   OVER 1 YEAR OR
                          MONTHS       MONTHS       MONTHS        TOTAL     NON-SENSITIVE      TOTAL
                         ---------    ---------    ---------    ---------   --------------   ---------
                                                 (DOLLAR AMOUNTS IN MILLIONS)
  Percent of total
     funding sources...       49.2%         8.5%         8.0%        65.7%         34.3%         100.0%
Interest sensitive
  gap..................  $(5,615.5)   $  (944.1)   $   285.5    $(6,274.1)    $ 6,274.1             --
Cumulative interest
  sensitive gap........  $(5,615.5)   $(6,559.6)   $(6,274.1)   $(6,274.1)           --             --
As percent of total
  earning assets.......      (16.7)%      (19.5)%      (18.6)%      (18.6)%          --             --
Ratio of earning assets
  to funding sources...       0.66         0.67         1.11         0.72          1.54           1.00
Cumulative ratio.......       0.66         0.66         0.72         0.72          1.00           1.00

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                          YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------
                                             1998 OVER 1997                     1997 OVER 1996
                                    --------------------------------   --------------------------------
                                     VOLUME    YIELD/RATE    TOTAL      VOLUME    YIELD/RATE    TOTAL
                                    --------   ----------   --------   --------   ----------   --------
                                                              (IN THOUSANDS)
Increase (decrease) in:
  Interest income on:
     Loans........................  $252,167    $(17,355)   $234,812   $286,904    $(3,990)    $282,914
     Federal funds sold...........     2,334      (1,606)        728      3,936      1,886        5,822
     Taxable securities...........    66,399      (4,869)     61,530     19,070      4,626       23,696
     Non-taxable securities.......    (2,257)       (598)     (2,855)     5,655      2,645        8,300
     Other earning assets.........    29,550      (2,563)     26,987      3,859     (2,290)       1,569
                                    --------    --------    --------   --------    -------     --------
          Total...................   348,193     (26,991)    321,202    319,424      2,877      322,301
  Interest expense on:
     Savings deposits.............       952      (4,109)     (3,157)     2,023     (2,805)        (782)
     Other interest-bearing
       deposits...................   116,412      (2,983)    113,429    118,876      9,844      128,720
     Borrowed funds...............    77,299     (11,979)     65,320     25,741      1,238       26,979
                                    --------    --------    --------   --------    -------     --------
          Total...................   194,663     (19,071)    175,592    146,640      8,277      154,917
Increase (decrease) in net
  interest income.................  $153,530    $ (7,920)   $145,610   $172,784    $(5,400)    $167,384
                                    ========    ========    ========   ========    =======     ========

---------------

Note: The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES

     This expense is used to fund the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance to absorb future losses. For an analysis and discussion of the allowance for loan losses, refer to the section entitled "Loans and Allowance for Loan Losses." In 1996, the provision for loan losses was increased to $46.0 million due to growth in the loan portfolio and higher levels of consumer loan losses. In 1997, the provision for loan losses was increased to $89.7 million due to internal growth in the loan portfolio, growth in loans from acquisitions, higher levels of consumer loan losses and provisions for loan losses made by a pooled company for several specific problem commercial loans. Acquisitions added $17.4 million to the allowance for loan losses in 1997. In 1998, the provision for loan losses totaled $60.5 million and acquisition activity added $17.1 million to the allowance for loan losses. The provision for loan losses declined $29.2 million in 1998, even with higher net charge-offs, because a significant portion of the 1998 charge-offs had been identified and provided for in the prior years. The resulting year end allowance for loan losses increased $11.2 million to $315.4 million. Unfavorable changes in the previously discussed factors considered by management in determining the amount of the provision for loan losses and the resulting allowance could require significantly higher provisions for loan losses in the future.

TRUST INCOME

     Trust income increased 9% in 1996, 6% in 1997 and 25% in 1998. Regions has in place an aggressive sales program as a means of increasing trust revenue. Trust sales efforts are promoted throughout the company by strong sales goals and cash incentives. In addition to increased sales efforts, trust income is also affected by the securities markets, because most trust fees are calculated as a percentage of trust asset values. The strength of the securities markets during the last three years has had a favorable impact on trust income.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

     Service charge income increased 19% in 1996, 21% in 1997, and 13% in 1998, due to increases in the number of deposit accounts, primarily because of acquisitions, and changes in the pricing of certain deposit accounts and related services.

MORTGAGE SERVICING AND ORIGINATION FEES

     The primary source of this income is Regions' mortgage banking affiliate -- Regions Mortgage, Inc. (RMI). RMI's primary business and source of income is the origination and servicing of mortgage loans for long-term investors.

     In 1998, mortgage servicing and origination fees increased 20%, from $93.3 million in 1997 to $111.6 million in 1998. Origination fees were significantly higher due to an increase in the number of loans closed and the dollar amount of loans closed. Servicing fees were also higher in 1998 than in 1997. At December 31, 1998, Regions' servicing portfolio totaled $22.3 billion and included approximately 349,000 loans. At December 31, 1997, the servicing portfolio totaled $20.4 billion, compared to $19.7 billion at December 31, 1996. Growth in the servicing portfolio resulted from retention of servicing on most mortgages originated in-house and the purchase of servicing rights to mortgages originated by other companies.

     In 1997, mortgage servicing and origination fees increased 1%, from $92.8 million in 1996 to $93.3 million in 1997. Origination fees were higher due to an increase in the number of loans closed and the dollar amount of loans closed. Servicing fees increased slightly in 1997.

     In 1996, mortgage servicing and origination fees increased 41%, from $65.9 million in 1995 to $92.8 million in 1996. Origination fees were up significantly due to an increase in the number of loans closed and the dollar amount of loans closed. Servicing fees also increased in 1996.

     RMI, through its retail and correspondent operations, produced mortgage loans totaling $5.0 billion, $2.9 billion, and $2.2 billion in 1998, 1997 and 1996, respectively. RMI produces loans from 87 offices in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, and Tennessee, and from other correspondent offices located primarily in the Southeast.

     An analysis of mortgage servicing rights, which are included in other assets in the consolidated statement of condition, is presented as follows. The balances shown represent the original amounts capitalized, less accumulated amortization and valuation adjustments, for the right to service mortgage loans that are owned by other investors. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant increase in prepayments of mortgages in the servicing portfolio in the future could result in significant increases in the valuation adjustments.

                                                                MORTGAGE SERVICING RIGHTS
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance at beginning of year................................  $124,087   $118,075   $121,593
Net additions...............................................    49,671     31,935     30,132
Amortization................................................   (31,832)   (25,923)   (33,650)
                                                              --------   --------   --------
Balance at end of year......................................  $141,926   $124,087   $118,075
                                                              ========   ========   ========

SECURITIES GAINS (LOSSES)

     In 1996, net gains from the sale of available for sale securities were $3,311,000, resulting primarily from the sale of Freddie Mac stock that was acquired in an acquisition.

     In 1997, net gains of $498,000 were reported from sale of available for sale securities. These gains resulted primarily from the sale of U.S. agency securities.

     The $7.0 million in net gains recognized in 1998 from the sale of available for sale securities were the result, primarily, of the sale of odd-lot high coupon mortgage backed securities and odd-lot municipal securities obtained through various acquisitions. These securities had characteristics which were not consistent with Regions overall securities portfolio management strategy.

OTHER INCOME

     Refer to Note O to the consolidated financial statements for an analysis of the significant components of other income. Increases in fee and commission income over the last three years resulted primarily from revisions in charges for certain services, an increased emphasis on charging customers for services performed and an increased customer base due to internal growth and acquisitions. Increases in safe deposit fees, international department income, automated teller machine fees, credit card fees and other customer charges contributed to growth in fees and commissions over the last three years.

     Insurance premium and commission income increased in 1998, 1997, and 1996. This income originates primarily from the sale of credit life and accident and health insurance to consumer loan customers. Increased consumer loan volumes resulted in increased income in 1998, 1997 and 1996.

     Trading account income increased in 1998, 1997 and 1996 due to expanded trading activities, increased underwriting fees, and larger profits from trading in the portfolio.

     In 1997, a pooled company recognized a gain related to the divestiture of two banks. The divestiture was required by regulatory authorities in connection with a business combination.

SALARIES AND EMPLOYEE BENEFITS

     Total salaries and benefits increased 11% in 1996, 16% in 1997 and 10% in 1998. These increases resulted from normal merit and promotional adjustments, increased incentive payments tied to performance, the effects of inflation, higher benefit costs and increases in the number of employees due to increased business activity and acquisitions.

     At December 31, 1998, Regions had 14,632 full-time equivalent employees, compared to 13,294 at December 31, 1997 and 12,272 at December 31, 1996. Employees added as a result of acquisitions accounted for most of these increases.

     Salaries, excluding benefits, totaled $295.1 million in 1996, compared to $335.1 million in 1997 and $382.4 million in 1998. These increases resulted from increased employment levels, due to acquisitions and increased business activity, and normal merit and promotional adjustments.

     Regions provides employees who meet established employment requirements with a benefits package which includes pension, profit sharing, stock purchase, and medical, life and disability insurance plans. The total cost to Regions for fringe benefits, including payroll taxes, equals approximately 26% of salaries.

     The contribution to the profit sharing plan was equal to approximately 7% of after-tax income in 1996 and 1997 and 6% in 1998.

     The contribution to the employee stock ownership plan (ESOP) equaled approximately 1% of after-tax income in each of the last three years.

     Commissions and incentives expense decreased to $47.0 million in 1998, compared to $54.4 million in 1997 and $37.6 million in 1996. Incentives are being used increasingly to reward employees for selling products and services, for productivity improvements and for achievement of other corporate goals. Regions' long-term incentive plan provides for the granting of stock options, stock appreciation rights, restricted stock and performance shares (see Note R to the consolidated financial statements). The long-term incentive plan is intended to assist the Company in attracting, retaining, motivating and rewarding employees who make a significant contribution to the Company's long-term success, and to encourage employees to acquire and maintain an equity interest in the Company. The decline in Regions stock price in 1998 contributed to the lower commissions and incentives expense in 1998 because expense recognition for a portion of Regions' equity incentive awards is related to Regions stock price performance. Regions also uses cash incentive plans to reward employees for achievement of various goals.

     Payroll taxes increased 10% in 1996, 17% in 1997 and 18% in 1998. Increases in the Social Security tax base, combined with increased salary levels and additional employees due to growth and acquisitions, were the primary reasons for increased payroll taxes.

     Group insurance expense increased 8% and 17% in 1996 and 1998, respectively, due to increased employment levels associated with increased business activity and acquisitions and higher claims cost. In 1997, as a result of reduced claims costs, group insurance expense decreased 1%.

NET OCCUPANCY EXPENSE

     Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate offices throughout Alabama, Arkansas and parts of Texas, Louisiana, Florida, Georgia, Tennessee and South Carolina.

     Net occupancy expense increased 13% in 1996, 12% in 1997, and 2% in 1998 due to new and acquired branch offices, rising price levels, and increased business activity.

FURNITURE AND EQUIPMENT EXPENSE

     Furniture and equipment expense increased 20% in 1996, 13% in 1997, and 22% in 1998. These increases resulted from acquisitions, rising price levels, expenses related to equipment for new branch offices, and increased depreciation and service contract expenses associated with other new back office and branch equipment.

FDIC INSURANCE EXPENSE

     FDIC insurance expense decreased 67% in 1996, and 46% in 1997. In 1996, the FDIC significantly reduced insurance premium rates on Bank Insurance Fund (BIF) deposits, which resulted in lower FDIC insurance expense in 1996. Deposit insurance premium rates for Savings Association Insurance Fund (SAIF) deposits, which were approximately 25% of Regions' assessable deposits, remained at $0.23 per $100 of insured deposits during 1996. In 1997, deposit insurance premium rates for BIF and SAIF deposits were further reduced; however, these reductions were partially offset by the Financing Corporation (FICO) assessments, which are approximately $.065 per $100 of SAIF-assessable deposits and $.013 per

$100 of BIF-assessable deposits. FDIC insurance expense increased 13% in 1998 as a result of increased deposits from acquisitions and growth.

MERGER AND CONSOLIDATION EXPENSES AND SAIF ASSESSMENT

     In 1998, Regions incurred a pre-tax, non-recurring merger and consolidation charge of $121.4 million related primarily to the merger of First Commercial and four other institutions with Regions. The charge, recognized in the third ($114.7 million) and fourth ($6.7 million) quarters, consisted primarily of employee-related obligations ($33.6 million), elimination of duplicate facilities, obsolete equipment and other assets ($47.6 million), contract terminations ($6.0 million), cost to exit certain lines of business ($5.1 million), and professional fees and contractual payments associated with the mergers ($29.1 million). During 1998, merger-and consolidation-related costs incurred or charged against the accrual totaled $117.0 million, resulting in a balance in the merger and consolidation accrual of $4.4 million at December 31, 1998, which is primarily associated with certain employee related obligations. These employee related obligations were paid out in early 1999, resulting in the merger and consolidation accrual being reduced to zero.

     On September 30, 1996, legislation to recapitalize the SAIF became effective. This legislation required Regions, and all other depository institutions having SAIF-insured deposits, to pay a one-time, special assessment. This resulted in a pre-tax expense of $25.0 million for Regions, which was recognized primarily in the third quarter of 1996.

     In the first quarter of 1996, Regions incurred a pre-tax, non-recurring merger charge of $8.8 million related to the merger of First National Bancorp with Regions. This charge consisted primarily of investment banking and other professional fees, severance costs, data processing contract buyouts and obsolete equipment write-downs.

OTHER EXPENSES

     Refer to Note O to the consolidated financial statements for an analysis of the significant components of other expense. Increases in this category of expense generally resulted from acquisitions, expanded programs, increased business activity and rising price levels.

     Other non-credit losses increased in 1998 as well as in 1997 and 1996. Other non-credit losses primarily include charges for items unrelated to the extension of credit such as fraud losses, litigation losses, write-downs of other real estate and insurance claims.

     Amortization of mortgage servicing rights increased in 1998 and 1996, but declined in 1997. Statement 122, which was adopted beginning in 1996, results in the capitalization, and subsequent amortization thereof, of more mortgage servicing rights than under previous standards. This resulted in additional amortization expense in 1996 and 1998. However, mortgage servicing rights amortization expense declined in 1997 due to slower prepayment activity on the underlying mortgages than in other years.

     Gains or losses on sales of mortgages result from changes in the fair market value of mortgages held in inventory while awaiting sale to long-term investors. Purchased commitments covering the sale of mortgages held in inventory are used to mitigate market losses. (See Note M to the consolidated financial statements for additional information.)

     The decrease in other miscellaneous expenses in 1998 resulted primarily from decreases in sales and use taxes, equity asset line fees paid to third parties and fewer losses on disposals and sales of fixed assets.

YEAR 2000

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

     To date, Regions has completed its awareness, assessment, renovation and testing steps. The Company has completed the installation of the Year 2000 releases provided by vendors on its core-business systems and has completed the century date testing and validation of its core business systems. Regions will continue to communicate with its vendors and install any additional code releases through 1999.

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

     The projected total cost of the Year 2000 project is currently estimated at approximately $20 million and is being funded through operating cash flows. The projected total costs includes personnel costs and other operating expenses related to the modification of systems and applications, as well as the cost to purchase or lease certain hardware and software. Personnel costs and other operating expenses associated with the Year 2000 project are being expensed in the period incurred. The costs of hardware and software associated with the Year 2000 project are capitalized in accordance with normal policy. The costs of the project and the date on which Regions plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. From initiation of the project through December 31, 1998, a cumulative total of approximately $10.2 million had been spent on the assessment of and efforts in connection with the Year 2000 project, including the renovation and repair of noncompliant systems. This includes approximately $1.7 million expended in 1997 (including $1 million for hardware and software) and $8.5 million expended in 1998 (including $1 million for hardware and software). The majority of the remaining cost will be spent on personnel costs and consultant fees.

     Management of Regions believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has completed the necessary phases of the Year 2000 program. The mission-critical systems have been upgraded. However, disruptions in the economy that are beyond the Company's control resulting from Year 2000 issues could materially adversely affect the Company. Furthermore, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the

Company's operations, the estimated costs of the Year 2000 project, and the target dates for completion. The effect of non-compliance by external agents is not determinable. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

APPLICABLE INCOME TAX

     Regions' provision for income taxes increased 8% in 1998. This increase was caused primarily by a 7% increase in income before taxes. The Company's effective income tax rates for 1998, 1997 and 1996 were 33.6%, 33.2%, and 32.9%, respectively. Note P to the consolidated financial statements provides additional information about the provision for income taxes.

     Examinations of Regions' consolidated federal income tax returns have been completed for years through 1995. The Company believes adequate provisions for income tax have been recorded for all years open for review.

     Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. Management believes that the subsidiaries may be able to generate sufficient operating earnings to realize the deferred tax benefits. However, a portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. Because of these uncertainties, a valuation allowance has been established. Management periodically evaluates the realizability of the deferred tax asset and, if necessary, adjusts the valuation allowance accordingly.

EFFECTS OF INFLATION

     The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses which tend to rise during periods of general inflation.

     Management believes the most significant impact of inflation on financial results is the Company's ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between rate sensitive assets and liabilities in order to protect net interest income from being affected by wide interest rate fluctuations.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to page 38 through 39 "Market Risk -- Interest Rate Sensitivity" and pages 39 through 40 "Forward Looking Statements" included in Management's Discussion and Analysis under Item 7 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries are set forth in the pages listed below.

Report of Independent Auditors..............................  49
Consolidated Statements of Condition -- December 31, 1998
  and 1997..................................................  50
Consolidated Statements of Income -- Years ended December
  31, 1998, 1997 and 1996...................................  51
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1998, 1997 and 1996..........................  52
Consolidated Statements of Changes in Stockholders'
  Equity -- Years ended December 31,
  1998, 1997 and 1996.......................................  53
Notes to Consolidated Financial Statements -- December 31,
  1998......................................................  56

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Regions Financial Corporation

     We have audited the accompanying consolidated statements of condition of Regions Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Birmingham, Alabama
March 11, 1999

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1998             1997
                                                              -------------    -------------
                                                              (DOLLAR AMOUNTS IN THOUSANDS,
                                                                    EXCEPT SHARE DATA)
                                           ASSETS
Cash and due from banks.....................................   $ 1,619,006      $ 1,177,564
Interest-bearing deposits in other banks....................       143,965           48,162
Investment securities (aggregate estimated market value of
  $3,166,446 in 1998 and $3,372,494 in 1997)................     3,125,114        3,338,279
Securities available for sale...............................     4,844,023        2,977,644
Trading account assets......................................        49,387           50,825
Mortgage loans held for sale................................       927,668          383,924
Federal funds sold and securities purchased under agreements
  to resell.................................................       233,941          292,189
Loans.......................................................    24,430,113       21,952,280
Unearned income.............................................       (64,526)         (71,157)
                                                               -----------      -----------
         Loans, net of unearned income......................    24,365,587       21,881,123
Allowance for loan losses...................................      (315,412)        (304,223)
                                                               -----------      -----------
         Net loans..........................................    24,050,175       21,576,900
Premises and equipment......................................       534,425          458,792
Interest receivable.........................................       292,036          231,947
Due from customers on acceptances...........................        57,046          157,262
Other assets................................................       955,154          720,570
                                                               -----------      -----------
                                                               $36,831,940      $31,414,058
                                                               ===========      ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing......................................   $ 4,577,125      $ 3,744,198
  Interest-bearing..........................................    23,772,941       21,266,823
                                                               -----------      -----------
         Total deposits.....................................    28,350,066       25,011,021
Borrowed funds:
  Short-term borrowings:
    Federal funds purchased and securities sold under
     agreements to repurchase...............................     2,067,278        2,128,826
    Commercial paper........................................        56,750           52,750
    Other short-term borrowings.............................     2,372,700          525,775
                                                               -----------      -----------
         Total short-term borrowings........................     4,496,728        2,707,351
  Long-term borrowings......................................       571,040          445,529
                                                               -----------      -----------
         Total borrowed funds...............................     5,067,768        3,152,880
Bank acceptances outstanding................................        57,046          157,262
Other liabilities...........................................       356,659          413,074
                                                               -----------      -----------
         Total liabilities..................................    33,831,539       28,734,237
Stockholders' equity:
  Preferred stock, par value $1.00 a share:
    Authorized 5,000,000 shares.............................            -0-              -0-
  Common stock, par value $.625 a share:
    Authorized 500,000,000 shares, Issued 221,305,715 shares
     in 1998 and 210,596,519 shares in 1997.................       138,316          131,623
  Surplus...................................................     1,147,357        1,089,089
  Undivided profits.........................................     1,729,334        1,466,431
  Treasury stock, at cost -- 851,588 shares in 1998 and
    363,279 shares in 1997..................................       (32,603)         (13,855)
  Unearned restricted stock.................................        (6,955)          (9,410)
  Accumulated other comprehensive income....................        24,952           15,943
                                                               -----------      -----------
         Total stockholders' equity.........................     3,000,401        2,679,821
                                                               -----------      -----------
                                                               $36,831,940      $31,414,058
                                                               ===========      ===========

---------------

( ) Indicates deduction.

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1998         1997         1996
                                                             ----------   ----------   ----------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
Interest income:
  Interest and fees on loans...............................  $2,072,204   $1,837,392   $1,554,478
  Interest on securities:
     Taxable interest income...............................     417,121      355,591      331,895
     Tax-exempt interest income............................      39,981       42,836       34,536
                                                             ----------   ----------   ----------
          Total interest on securities.....................     457,102      398,427      366,431
  Interest on mortgage loans held for sale.................      44,954       20,218       15,286
  Income on federal funds sold and securities purchased
     under agreements to resell............................      17,610       16,882       11,060
  Interest on time deposits in other banks.................       4,804        2,870        5,699
  Interest on trading account assets.......................       1,112          795        1,329
                                                             ----------   ----------   ----------
          Total interest income............................   2,597,786    2,276,584    1,954,283
Interest expense:
  Interest on deposits.....................................   1,065,054      954,782      826,844
  Interest on short-term borrowings........................     174,906      108,617       75,827
  Interest on long-term borrowings.........................      33,008       33,977       39,788
                                                             ----------   ----------   ----------
          Total interest expense...........................   1,272,968    1,097,376      942,459
                                                             ----------   ----------   ----------
          Net interest income..............................   1,324,818    1,179,208    1,011,824
Provision for loan losses..................................      60,505       89,663       46,026
                                                             ----------   ----------   ----------
          Net interest income after provision for loan
            losses.........................................   1,264,313    1,089,545      965,798
Non-interest income:
  Trust department income..................................      55,218       44,227       41,660
  Service charges on deposit accounts......................     171,344      151,618      124,960
  Mortgage servicing and origination fees..................     111,555       93,327       92,757
  Securities gains.........................................       7,002          498        3,311
  Other....................................................     129,578      117,312       82,415
                                                             ----------   ----------   ----------
          Total non-interest income........................     474,697      406,982      345,103
Non-interest expense:
  Salaries and employee benefits...........................     528,409      480,842      413,768
  Net occupancy expense....................................      62,887       61,933       55,163
  Furniture and equipment expense..........................      68,595       56,304       49,971
  FDIC insurance expense...................................       5,806        5,122        9,533
  Merger and consolidation expenses and SAIF assessment....     121,438           -0-      33,777
  Other....................................................     316,573      297,575      274,822
                                                             ----------   ----------   ----------
          Total non-interest expense.......................   1,103,708      901,776      837,034
                                                             ----------   ----------   ----------
          Income before income taxes.......................     635,302      594,751      473,867
Applicable income taxes....................................     213,590      197,222      156,008
                                                             ----------   ----------   ----------
          Net income.......................................  $  421,712   $  397,529   $  317,859
                                                             ==========   ==========   ==========
Average number of shares outstanding.......................     220,114      209,781      194,241
Average number of shares outstanding, diluted..............     223,781      213,750      197,751
Per share:
  Net income...............................................  $     1.92   $     1.89   $     1.64
  Net income, diluted......................................        1.88         1.86         1.61
  Cash dividends declared..................................        0.92         0.80         0.70

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
                                                                      (AMOUNTS IN THOUSANDS)
Operating activities:
  Net income................................................  $   421,712   $   397,529   $   317,859
  Adjustments to reconcile net cash provided by operating
    activities:
    Gain from required divestiture of banks.................           -0-      (25,084)          -0>-
    Depreciation and amortization of premises and
      Equipment.............................................       78,514        67,925        67,662
    Provision for loan losses...............................       60,505        89,663        46,026
    Net amortization (accretion) of securities..............          849         4,944        (1,677)
    Amortization of loans and other assets..................       58,646        31,582        27,269
    Accretion (amortization) of deposits and borrowings.....          359        (1,642)       (1,643)
    Provision for losses on other real estate...............        2,865         5,343         1,322
    Deferred income taxes...................................       27,556        (2,861)          153
    (Gain) loss on sale of premises and equipment...........         (521)          510          (868)
    Realized security (gains)...............................       (7,002)         (498)       (3,311)
    Decrease in trading account assets......................        1,438        26,991        27,616
    (Increase) decrease in mortgages held for sale..........     (525,990)     (196,344)       29,219
    (Increase) in interest receivable.......................      (42,350)      (26,808)      (18,526)
    (Increase) in other assets..............................     (209,887)      (83,811)     (113,280)
    (Decrease) increase in other liabilities................     (192,148)      140,791       (30,969)
    Stock issued to employees under incentive plan..........       14,717        10,122         3,058
    Other...................................................        7,679         8,132         4,944
                                                              -----------   -----------   -----------
         Net cash (used) provided by operating activities...     (303,058)      446,484       354,854
Investing activities:
  Net (increase) in loans...................................   (1,228,740)   (2,457,048)   (1,741,312)
  Proceeds from sale of securities available for sale.......      628,212        71,113       337,448
  Proceeds from maturity of investment securities...........    3,649,446     1,555,319     1,012,121
  Proceeds from maturity of securities available for sale...    2,440,959     1,528,476     1,475,933
  Purchase of investment securities.........................   (3,361,586)   (1,974,755)   (1,063,419)
  Purchase of securities available for sale.................   (4,588,572)   (1,229,219)   (1,670,505)
  Net (increase) decrease in interest-bearing deposits in
    other banks.............................................      (94,324)       37,452        39,447
  Proceeds from sale of premises and equipment..............       74,048        11,702        18,390
  Purchase of premises and equipment........................     (177,378)      (63,053)      (67,985)
  Net decrease (increase) in customers' acceptance
    liability...............................................      100,216       (79,154)      (26,822)
  Net cash received in acquisitions.........................      333,606       191,410       197,431
                                                              -----------   -----------   -----------
         Net cash (used) by investing activities............   (2,224,113)   (2,407,757)   (1,489,273)
Financing activities:
  Net increase in deposits..................................    1,515,891     1,339,369     1,238,304
  Net increase in short-term borrowings.....................    1,786,640       839,325       503,105
  Proceeds from long-term borrowings........................      159,044       121,535       209,703
  Payments on long-term borrowings..........................      (86,116)     (279,582)     (406,988)
  Net (decrease) increase in bank acceptance liability......     (100,216)       79,154        26,822
  Cash dividends............................................     (191,643)     (149,447)     (116,493)
  Purchase of treasury stock................................     (181,651)      (45,224)     (111,225)
  Sale of treasury stock by pooled company..................           -0-           -0-          526
  Issuance of common stock by pooled company................           -0-           43         1,368
  Proceeds from exercise of stock options...................        8,416         5,536         6,152
                                                              -----------   -----------   -----------
         Net cash provided by financing activities..........    2,910,365     1,910,709     1,351,274
                                                              -----------   -----------   -----------
         Increase (decrease) in cash and cash equivalents...      383,194       (50,564)      216,855
  Cash and cash equivalents at beginning of year............    1,469,753     1,520,317     1,303,462
                                                              -----------   -----------   -----------
  Cash and cash equivalents at end of year..................  $ 1,852,947   $ 1,469,753   $ 1,520,317
                                                              ===========   ===========   ===========

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  ACCUMULATED
                                                                     OTHER       TREASURY     UNEARNED
                             COMMON                 UNDIVIDED    COMPREHENSIVE    STOCK,     RESTRICTED
                             STOCK      SURPLUS      PROFITS        INCOME        AT COST      STOCK        TOTAL
                            --------   ----------   ----------   -------------   ---------   ----------   ----------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE AT JANUARY 1,
  1996....................  $ 78,785   $  854,532   $1,137,969      $16,460      ($ 38,766)   ($ 1,582)   $2,047,398
Comprehensive income:
  Net income..............                             317,859                                               317,859
  Other comprehensive
    income, net of tax
  Unrealized (losses) on
    available for sale
    securities, net of
    reclassification
    adjustment............                                          (12,299)                                 (12,299)
                                                    ----------      -------                               ----------
  Comprehensive income....                             317,859      (12,299)                                 305,560
  Equity from immaterial
    poolings of
    interests.............       575         (167)      13,898          (12)                                  14,294
  Cash dividends declared:
    Regions-$.70 per
      share...............                             (87,466)                                              (87,466)
    Pooled companies......                             (29,027)                                              (29,027)
  Stock dividend of pooled
    company...............     1,347       41,841      (49,337)                      6,099                       (50)
  Three-for-two stock
    split of pooled
    company...............       800         (800)          (1)                                                   (1)
  Purchase of treasury
    stock.................                                                        (111,225)                 (111,225)
  Treasury stock reissued
    relating to
    acquisitions accounted
    for as purchases......      (384)     (26,867)                                 117,017                    89,766
  Sale of treasury stock
    by pooled company.....                                                             526                       526
  Retirement of treasury
    stock by pooled
    company...............      (810)     (13,137)                                  13,947                         0
  Stock issued for
    acquisitions..........       476       31,922                                                             32,398
  Stock issued to
    employees under
    incentive plan........       111        7,332                                               (4,385)        3,058
  Stock options
    exercised.............       302        5,844                                        6                     6,152
  Issuance of common stock
    by pooled company.....        42        1,286                                       40                     1,368
  Amortization of unearned
    restricted stock......                     94                                                1,718         1,812
                            --------   ----------   ----------      -------      ---------    --------    ----------
BALANCE AT DECEMBER 31,
  1996....................    81,244      901,880    1,303,895        4,149        (12,356)     (4,249)    2,274,563
  Comprehensive income:
  Net income..............                             397,529                                               397,529
  Other comprehensive
    income, net of tax

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                                  ACCUMULATED
                                                                     OTHER       TREASURY     UNEARNED
                             COMMON                 UNDIVIDED    COMPREHENSIVE    STOCK,     RESTRICTED
                             STOCK      SURPLUS      PROFITS        INCOME        AT COST      STOCK        TOTAL
                            --------   ----------   ----------   -------------   ---------   ----------   ----------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
  Unrealized gains on
    available for sale
    securities, net of
    reclassification
    adjustment............                                          $11,580                               $   11,580
                                                                    -------                               ----------
  Comprehensive income....                          $  397,529       11,580                                  409,109
Equity from immaterial
  poolings of interest....  $  5,250   $   81,625       55,524          214                                  142,613
Cash dividends declared:
  Regions-$.80 per
    share.................                            (108,980)                                             (108,980)
  Pooled companies........                             (40,467)                                              (40,467)
Stock dividend of pooled
  company.................     1,899       97,991      (99,976)                                                  (86)
  Two-for-one stock
    split.................    42,699                   (42,699)                                                    0
  Purchase of treasury
    stock.................                                                       $ (45,224)                  (45,224)
  Treasury stock retired
    and reissued relating
    to acquisitions
    accounted for as
    purchases.............      (626)     (43,097)                                  43,722                        (1)
  Stock issued for
    acquisitions..........       414       29,195                                                             29,609
  Stock issued to
    employees under
    incentive plan........       220       16,442        1,605                                $ (8,145)       10,122
  Stock options
    exercised.............       522        5,014                                                              5,536
  Issuance of common stock
    by pooled company.....         1           39                                        3                        43
  Amortization of unearned
    restricted stock......                                                                       2,984         2,984
                            --------   ----------   ----------      -------      ---------    --------    ----------
BALANCE AT DECEMBER 31,
  1997....................   131,623    1,089,089    1,466,431       15,943        (13,855)     (9,410)    2,679,821
  Comprehensive Income:
  Net Income..............                             421,712                                               421,712
  Other comprehensive
    income, net of tax
  Unrealized gains on
    available for sale
    securities, net of
    reclassification
    adjustment............                                            9,009                                    9,009
                                                    ----------      -------                               ----------
  Comprehensive income....                             421,712        9,009                                  430,721
Equity from immaterial
  poolings of interests...     6,050       69,005       32,834                                               107,889
Cash dividends declared:
  Regions-$.92 per
    share.................                            (170,059)                                             (170,059)
  Pooled companies........                             (21,584)                                              (21,584)
Purchase of treasury
  stock...................                                                        (181,651)                 (181,651)

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                                  ACCUMULATED
                                                                     OTHER       TREASURY     UNEARNED
                             COMMON                 UNDIVIDED    COMPREHENSIVE    STOCK,     RESTRICTED
                             STOCK      SURPLUS      PROFITS        INCOME        AT COST      STOCK        TOTAL
                            --------   ----------   ----------   -------------   ---------   ----------   ----------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
  Treasury stock retired
    and reissued relating
    to acquisitions
    accounted for as
    purchases.............  $ (1,422)  $ (114,987)                               $ 160,832                $   44,423
  Retirement of treasury
    stock of pooled
    company...............       (10)        (595)                                   2,071                     1,466
  Buyout of minority
    interest of pooled
    company...............                   (320)                                                              (320)
  Stock issued for
    acquisitions..........     1,221       76,211                                                             77,432
  Stock issued to
    employees under
    incentive plan........       337       21,055                                             $   (412)       20,980
  Stock options
    exercised.............       517        7,899                                                              8,416
  Amortization of unearned
    restricted stock......                                                                       2,867         2,867
                            --------   ----------   ----------      -------      ---------    --------    ----------
BALANCE AT DECEMBER 31,
  1998....................  $138,316   $1,147,357   $1,729,334      $24,952      $ (32,603)   $ (6,955)   $3,000,401
                            ========   ==========   ==========      =======      =========    ========    ==========
DISCLOSURE OF 1998
  RECLASSIFICATION AMOUNT:
Unrealized holding gains
  on available for sale
  securities
  arising during the period...................................      $13,560
Less: Reclassification
  adjustment, net of tax,
  for net gains realized
  in net
  income......................................................        4,551
                                                                    -------
Net unrealized gains on
  available for sale
  securities,
  net of taxes of $2,839......................................      $ 9,009
                                                                    =======

---------------

( ) Indicates deduction
                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Regions Financial Corporation (Regions or the Company), conform with generally accepted accounting principles and with general financial service industry practices. Regions provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas. The Company is subject to intense competition from other financial institutions and is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

     On July 31, 1998, First Commercial Corporation (First Commercial), merged with and into Regions. Additionally, during the first quarter of 1998, PALFED, Inc., First United Bancorporation, and First State Corporation merged with and into Regions. All of these transactions were accounted for as poolings of interests and, accordingly, financial information for all prior periods has been restated to present the combined financial condition and results of operations of all companies as if the transactions had been in effect for all periods presented. Further details of these transactions are presented in Note Q Business Combinations.

     FASB No. 130, "Reporting Comprehensive Income," was adopted for 1998. The statement requires additional reporting of items that are recorded directly to shareholders' equity, but not reported in net income, such as unrealized gains and losses on available-for-sale securities. Regions elected to present the required disclosures in the Consolidated Statements of Changes in Stockholders' Equity. The adoption of this standard did not affect Regions' financial results, as it relates to disclosure requirements only.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Regions and its subsidiaries. Significant intercompany balances and transactions have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown. Actual results could differ from the estimates and assumptions used in the consolidated financial statements.

     Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

SECURITIES

     The Company's policies for investments in debt and equity securities are as follows. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of the date of each statement of condition.

     Debt securities are classified as investment securities when the Company has the positive intent and ability to hold the securities to maturity. Investment securities are stated at amortized cost.

     Debt securities not classified as investment securities or trading account assets, and marketable equity securities not classified as trading account assets, are classified as securities available for sale. Securities available for sale are stated at estimated fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity.

     The amortized cost of debt securities classified as investment securities or securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security, using the effective yield method. Such amortization or accretion is included in interest on securities. Realized gains and losses are included in securities gains (losses). The cost of the securities sold is based on the specific identification method.

     Trading account assets, which are held for the purpose of selling at a profit, consist of debt and marketable equity securities and are carried at estimated market value. Gains and losses, both realized and unrealized, are included in other income.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on mortgages held for sale are included in other expense.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collaterized financing transactions and are recorded at market value plus accrued interest. It is Regions' policy to take possession of securities purchased under resell agreements.

LOANS

     Interest on loans is generally accrued based upon the principal amount outstanding.

     Through provisions charged directly to operating expense, Regions has established an allowance for loan losses. This allowance is reduced by actual loan losses and increased by subsequent recoveries, if any.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, historical loan loss experience, current economic conditions, collateral values of properties securing loans, volume, growth, quality and composition of the loan portfolio and other relevant factors. Unfavorable changes in any of these, or other factors, or the availability of new information, could require that the allowance for loan losses be increased in future periods. The method used to determine the amount of loss inherent in the loan portfolio and thereby assess the adequacy of the recorded balance of the allowance for loan losses involves identifying portfolios of loans with similar characteristics for which estimates of inherent future probable losses can be made. The estimates are based on historical loss factors as adjusted for current business and economic conditions. The loss factors are applied to the respective portfolios in order to determine the overall allowance adequacy.

     On loans which are considered impaired, it is Regions' policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

PREMISES AND EQUIPMENT

     Premises and equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed using the straight-line and declining-balance methods over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the leases if shorter).

     Estimated useful lives generally are as follows:

Premises and leasehold improvements.........................  10-40 years
Furniture and equipment.....................................   3-12 years

INTANGIBLE ASSETS

     Intangible assets, consisting of (1) the excess of cost over the fair value of net assets of acquired businesses and (2) amounts capitalized for the right to service mortgage loans, are included in other assets. The excess of cost over the fair value of net assets of acquired businesses, which totaled $354,501,000 at

December 31, 1998, and $250,167,000 at December 31, 1997, is being amortized over periods of 12 to 25 years, principally using the straight-line method of amortization. Amounts capitalized for the right to service mortgage loans, which totaled $141,926,000 at December 31, 1998 and $124,087,000 at December 31, 1997,
are being amortized over the estimated remaining servicing life of the loans, considering appropriate prepayment assumptions. The estimated fair values of capitalized mortgage servicing rights were $169 million and $198 million at December 31, 1998 and 1997, respectively. The fair value of mortgage servicing rights is calculated by discounting estimated future cash flows from the servicing assets, using market discount rates, and using expected future prepayment rates. In 1998, 1997 and 1996, Regions capitalized $49.7 million, $31.9 million and $30.1 million in mortgage servicing rights, respectively. In 1998, 1997 and 1996, Regions' amortization of mortgage servicing rights was $31.8 million, $25.9 million and $33.7 million, respectively. Intangible assets are evaluated periodically for impairment. For purposes of evaluating impairment, the Company stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and note rate.

     On January 1, 1997, Regions adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (Statement 125), which superseded Statement
122. Statement 125 retained most of the provisions of Statement 122, and it modified existing provisions affecting servicing right impairment evaluation, and income from servicing in excess of contractually-stated amounts. The impact of Statement 125 was not material to Regions' financial condition or results of operations.

PENSION, PROFIT-SHARING AND EMPLOYEE STOCK OWNERSHIP PLANS

     Regions has pension, profit-sharing and employee stock ownership plans covering substantially all employees. Annual contributions to the profit-sharing and employee stock ownership plans are determined at the discretion of the Board of Directors. Pension expense is computed using the projected unit credit (service prorate) actuarial cost method and the pension plan is funded using the aggregate actuarial cost method. Annual contributions to all the plans do not exceed the maximum amounts allowable for federal income tax purposes.

INCOME TAXES

     Regions and its subsidiaries file a consolidated federal income tax return. The consolidated financial statements (including the provision for income taxes) are prepared on the accrual basis. Regions accounts for income taxes using the liability method pursuant to Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Under this method, the Company's deferred tax assets and liabilities were determined by applying federal and state tax rates currently in effect to its cumulative temporary book/tax differences. Temporary differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable. Deferred taxes are provided as a result of such temporary differences.

PER SHARE AMOUNTS

     Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards.

TREASURY STOCK

     The purchase of the Company's common stock is recorded at cost. At the date of retirement or subsequent reissue, the treasury stock account is reduced by the cost of such stock.

INSURANCE SUBSIDIARIES

     Insurance premium and commission income and acquisition costs are recognized over the terms of the related policies. Losses are recognized as incurred.

STATEMENT OF CASH FLOWS

     Cash equivalents include cash and due from banks and federal funds sold and securities purchased under agreements to resell. Regions paid $1.3 billion in 1998, $1.1 billion in 1997, and $934 million in 1996 for interest on deposits and borrowings. Income tax payments totaled $187 million for 1998, $147 million for 1997, and $166 million for 1996. Loans transferred to other real estate totaled $19 million in 1998, $26 million in 1997, and $22 million in 1996. The securitization of loans during 1998 resulted in the transfer of $533.7 million from loans to securities available for sale. In 1997, a pooled subsidiary securitized $47.5 million of mortgage loans, which were transferred to trading account assets.

NOTE B.  RESTRICTIONS ON CASH AND DUE FROM BANKS

     Regions' subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the year ended December 31, 1998 and 1997 was approximately $110,884,000 and $96,109,000, respectively.

NOTE C.  SECURITIES

     The amortized cost and estimated fair value of investment securities and securities available for sale at December 31, 1998, are as follows:

                                                             DECEMBER 31, 1998
                                             -------------------------------------------------
                                                            GAINS        GROSS      ESTIMATED
                                                          UNREALIZED   UNREALIZED      FAIR
                                                COST        GAINS        LOSSES       VALUE
                                             ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
INVESTMENT SECURITIES:
U.S. Treasury and Federal agency
  securities...............................  $2,371,412    $12,023       $(121)     $2,383,314
Obligations of states and political
  subdivisions.............................     565,095     28,205          -0-        593,300
Mortgage backed securities.................     188,607      1,299         (74)        189,832
                                             ----------    -------       -----      ----------
          Total............................  $3,125,114    $41,527       $(195)     $3,166,446
                                             ==========    =======       =====      ==========
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury and Federal agency
securities.................................  $  948,592    $ 7,683       $(113)     $  956,162
Obligations of states and political
  subdivisions.............................     162,577      5,916          -0-        168,493
Mortgage backed securities.................   3,550,476     24,736        (622)      3,574,590
Other securities...........................       6,415        219         (42)          6,592
Equity securities..........................     138,157         29          -0-        138,186
                                             ----------    -------       -----      ----------
          Total............................  $4,806,217    $38,583       $(777)     $4,844,023
                                             ==========    =======       =====      ==========

     The cost and estimated fair value of investment securities and securities available for sale at December 31, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 1998
                                                              -----------------------
                                                                           ESTIMATED
                                                                              FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
INVESTMENT SECURITIES:
Due in one year or less.....................................  $  194,896   $  196,390
Due after one year through five years.......................     622,421      630,574
Due after five years through ten years......................   1,870,898    1,888,777
Due after ten years.........................................     248,292      260,873
Mortgage backed securities..................................     188,607      189,832
                                                              ----------   ----------
          Total.............................................  $3,125,114   $3,166,446
                                                              ==========   ==========

                                                                 DECEMBER 31, 1998
                                                              -----------------------
                                                                           ESTIMATED
                                                                              FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE:
Due in one year or less.....................................  $  249,435   $  250,429
Due after one year through five years.......................     394,944      401,905
Due after five years through ten years......................     444,925      449,095
Due after ten years.........................................      28,280       29,818
Mortgage backed securities..................................   3,550,476    3,574,590
Equity securities...........................................     138,157      138,186
                                                              ----------   ----------
          Total.............................................  $4,806,217   $4,844,023
                                                              ==========   ==========

     Proceeds from sales of securities available for sale in 1998, were $628.2 million. Gross realized gains and losses were $9.5 million and $2.5 million, respectively. Proceeds from sales of securities available for sale in 1997 were $71.1 million, with gross realized gains and losses of $604,000 and $106,000, respectively. Proceeds from sales of securities available for sale in 1996 were $337.4 million with gross realized gains and losses of $4.9 million and $1.6 million, respectively.

     The amortized cost and estimated fair value of investment securities and securities available for sale at December 31, 1997, are as follows:

                                                             DECEMBER 31, 1997
                                             -------------------------------------------------
                                                            GROSS        GROSS      ESTIMATED
                                                          UNREALIZED   UNREALIZED      FAIR
                                                COST        GAINS        LOSSES       VALUE
                                             ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
INVESTMENT SECURITIES:
U.S. Treasury and Federal agency
  securities...............................  $2,356,320    $12,768      $(1,724)    $2,367,364
Obligations of states and political
  subdivisions.............................     571,503     24,164         (828)       594,839
Mortgage-backed securities.................     408,012      2,420       (2,586)       407,846
Other securities...........................       2,444         13          (12)         2,445
                                             ----------    -------      -------     ----------
          Total............................  $3,338,279    $39,365      $(5,150)    $3,372,494
                                             ==========    =======      =======     ==========

                                                             DECEMBER 31, 1997
                                             -------------------------------------------------
                                                            GROSS        GROSS      ESTIMATED
                                                          UNREALIZED   UNREALIZED      FAIR
                                                COST        GAINS        LOSSES       VALUE
                                             ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury and Federal agency
  securities...............................  $1,255,980    $ 7,184      $(1,282)    $1,261,882
Obligations of states and political
  subdivisions.............................     214,233      5,935         (276)       219,892
Mortgage backed securities.................   1,379,301     20,698       (6,305)     1,393,694
Other securities...........................      38,380        206         (208)        38,378
Equity securities..........................      63,776         22           -0-        63,798
                                             ----------    -------      -------     ----------
          Total............................  $2,951,670    $34,045      $(8,071)    $2,977,644
                                             ==========    =======      =======     ==========

     Securities with carrying values of $3,606,804,000 and $3,334,555,000 at December 31, 1998, and 1997, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

NOTE D.  LOANS

     The loan portfolio at December 31, 1998 and 1997, consisted of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Commercial..................................................  $ 7,144,176   $ 5,096,776
Real estate-construction....................................    1,865,973     1,585,118
Real estate-mortgage........................................    9,623,401    10,107,094
Consumer....................................................    5,796,563     5,163,292
                                                              -----------   -----------
                                                               24,430,113    21,952,280
Unearned income.............................................      (64,526)      (71,157)
                                                              -----------   -----------
          Total.............................................  $24,365,587   $21,881,123
                                                              ===========   ===========

     Directors and executive officers of Regions and its principal subsidiaries, including the directors' and officers' families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 1998, and 1997, were approximately $113 million and $294 million respectively. During 1998, $518 million of new loans were made, repayments totaled $521 million and decreases for changes in the composition of related parties totaled $178 million. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

     Loans sold with recourse totaled $506.5 million and $641.0 million at December 31, 1998, and 1997, respectively.

     The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Louisiana, Georgia, South Carolina, northwest and central Florida, eastern Texas, and western and middle Tennessee.

     The recorded investment in impaired loans was $175 million at December 31, 1998, and $57 million at December 31, 1997. The increase is due primarily to certain commercial credits, added in 1998, which have been written down to estimated fair value of the underlying collateral. The average amount of impaired loans during 1998 was $167 million.

NOTE E.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses follows:

                                                           1998       1997       1996
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Balance at beginning of year...........................  $304,223   $253,248   $231,390
Allowance of purchased institutions at acquisition
  date.................................................    17,094     17,420      6,270
Provision charged to operating expense.................    60,505     89,663     46,026
Loan losses:
  Charge-offs..........................................   (93,739)   (88,279)   (51,976)
  Recoveries...........................................    27,329     32,171     21,538
                                                         --------   --------   --------
  Net loan losses......................................   (66,410)   (56,108)   (30,438)
                                                         --------   --------   --------
Balance at end of year.................................  $315,412   $304,223   $253,248
                                                         ========   ========   ========

NOTE F.  PREMISES AND EQUIPMENT

     A summary of premises and equipment follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
Land........................................................  $  106,845   $  88,710
Premises....................................................     518,538     446,566
Furniture and equipment.....................................     370,992     348,844
Leasehold improvements......................................      45,942      46,760
                                                              ----------   ---------
                                                               1,042,317     930,880
Allowances for depreciation and amortization................    (507,892)   (472,088)
                                                              ----------   ---------
          Total.............................................  $  534,425   $ 458,792
                                                              ==========   =========

     Net occupancy expense is summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Gross occupancy expense...................................  $72,221   $65,117   $58,644
Less rental income........................................    9,334     3,184     3,481
                                                            -------   -------   -------
Net occupancy expense.....................................  $62,887   $61,933   $55,163
                                                            =======   =======   =======

NOTE G.  OTHER REAL ESTATE

     Other real estate acquired in satisfaction of indebtedness ("foreclosure") is carried in other assets at the lower of the recorded investment in the loan or the estimated net realizable value of the collateral. Other real estate totaled $17,273,000 at December 31, 1998, and $20,511,000 at December 31, 1997.
Gain or loss on the sale of other real estate is included in other expense.

NOTE H.  DEPOSITS

     The following schedule presents the detail of interest-bearing deposits:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing transaction accounts.......................  $   672,168   $ 1,333,955
Interest-bearing accounts in foreign office.................    1,219,713       713,944
Savings accounts............................................    1,508,510     1,499,042
Money market savings accounts...............................    6,999,452     5,235,921
Certificates of deposit ($100,000 or more)..................    3,471,203     3,425,259
Time deposits ($100,000 or more)............................      246,877       284,888
Other interest-bearing deposits.............................    9,655,018     8,773,814
                                                              -----------   -----------
          Total.............................................  $23,772,941   $21,266,823
                                                              ===========   ===========

     The following schedule details interest expense on deposits:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                           1998        1997       1996
                                                        ----------   --------   --------
                                                                 (IN THOUSANDS)
Interest-bearing transaction accounts.................  $   30,888   $ 26,878   $ 24,345
Interest-bearing accounts in foreign office...........      42,319     30,888     22,145
Savings accounts......................................      33,518     36,675     37,457
Money market savings accounts.........................     221,774    170,667    142,133
Certificates of deposit ($100,000 or more)............     200,819    197,165    161,230
Other interest-bearing deposits.......................     535,736    492,509    439,534
                                                        ----------   --------   --------
          Total.......................................  $1,065,054   $954,782   $826,844
                                                        ==========   ========   ========

     The aggregate amount of maturities of all time deposits in each of the next five years is as follows: 1999 -- $8.8 billion; 2000 -- $2.9 billion;
2001 -- $444 million; 2002 -- $410 million; and 2003 -- $170 million.

NOTE I.  BORROWED FUNDS

     Following is a summary of short-term borrowings:

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        1998         1997         1996
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Federal funds purchased............................  $1,929,202   $1,686,094   $1,334,896
Securities sold under agreements to repurchase.....     138,076      442,732      367,560
Federal Home Loan Bank structured notes............   2,350,000      500,000           -0-
Commercial paper...................................      56,750       52,750       40,367
Notes payable to unaffiliated banks................          -0-          -0-      53,350
Treasury tax and loan note.........................      15,988       14,657       18,027
Short sale liability...............................       1,711        2,834          231
Federal Home Loan Bank advances....................       5,001        8,284        9,375
                                                     ----------   ----------   ----------
          Total....................................  $4,496,728   $2,707,351   $1,823,806
                                                     ==========   ==========   ==========

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        1998         1997         1996
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Maximum amount outstanding at any month-end:
  Federal funds purchased and securities sold under
     agreements to repurchase......................  $2,067,278   $2,231,387   $1,746,014
       Aggregate short-term borrowings.............   4,496,728    2,709,309    1,867,364
Average amount outstanding (based on average of
  daily balances)..................................   3,386,392    1,876,871    1,340,288
Weighted average interest rate at year end.........         5.1%         4.8%         6.0%
Weighted average interest rate on amounts
  outstanding during the year (based on average of
  daily balances)..................................         5.2%         5.7%         5.4%

     Federal funds purchased and securities sold under agreements to repurchase had weighted average maturities of six, seven and ten days at December 31, 1998, 1997 and 1996, respectively. Weighted average rates on these dates were 5.4%, 4.8%, and 6.0%, respectively.

     Federal Home Loan Bank structured notes have a stated ten year maturity, but are callable within three months. The structured notes had weighted average rates of 4.8% and 4.9% at December 31, 1998 and 1997, respectively.

     Commercial paper maturities ranged from 53 to 1,054 days at December 31, 1998, from 257 to 581 days at December 31, 1997 and from 3 to 715 days at December 31, 1996. Weighted average maturities were 811, 329 and 372 days at December 31, 1998, 1997 and 1996, respectively. The weighted average interest rates on these dates were 5.8%, 6.3% and 5.8%, respectively.

     Regions has an unsecured short-term credit agreement with an unaffiliated bank that provides for maximum borrowings of $100 million. No borrowings were outstanding under this agreement at December 31, 1998 or 1997. No compensating balances or commitment fees are required by this agreement. In addition to this short-term credit agreement, a subsidiary of Regions has, as of December 31, 1998, a $50 million revolving credit line with an unaffiliated bank that requires a $10,000 compensating balance. As of December 31, 1998 and 1997, no borrowings were outstanding under this agreement. On December 31, 1996, $53.4 million was outstanding.

     The short-sale liability represents Regions' trading obligation to deliver certain government securities at a predetermined date and price. These securities had weighted average interest rates of 5.0%, 6.3% and 6.5% at December 31, 1998, 1997 and 1996, respectively.

     The Federal Home Loan Bank advances represent borrowings with original stated maturities of less than one year. These notes had weighted average interest rates on December 31, 1998, 1997, and 1996, of 6.1%, 5.8%, and 5.5%,
respectively.

     Long-term borrowings consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
7.80% subordinated notes....................................  $ 75,000   $ 75,000
7.65% subordinated notes....................................    25,000     25,000
7.75% subordinated notes....................................   100,000    100,000
Other subordinated notes....................................        -0-       900
Federal Home Loan Bank notes................................   306,337    203,637
Mortgage notes payable......................................         6      2,617
Industrial development revenue bonds........................     3,000      3,200
Notes payable to unaffiliated banks.........................    10,250     10,050
Other notes payable.........................................    51,447     25,125
                                                              --------   --------
          Total.............................................  $571,040   $445,529
                                                              ========   ========

     In July 1994, Regions issued $25 million of 7.65% subordinated notes, due August 15, 2001, and in September 1994, Regions issued $100 million of 7.75% subordinated notes, due September 15, 2024. The $100 million of 7.75% subordinated notes may be redeemed in whole or in part at the option of the holders thereof on September 15, 2004, at 100% of the principal amount to be redeemed, together with accrued interest. In December 1992, Regions issued $75 million of 7.80% subordinated notes, due December 1, 2002. All issues of these notes are subordinated and subject in right of payment of principal and interest to the prior payment in full of all senior indebtedness of the Company, generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above, qualify as "Tier 2 capital" under Federal Reserve guidelines. Regions prepaid $900,000 of subordinated notes originally issued by pooled companies during 1998.

     Federal Home Loan Bank notes represent borrowings from Federal Home Loan Banks. Interest on these borrowings is at fixed rates ranging from 5.0% to 8.1%, with maturities of one to nineteen years. These borrowings, as well as the short-term borrowings from the Federal Home Loan Bank, are secured by Federal Home Loan Bank stock (carried at cost of $139.3 million) and by first mortgage loans on one-to-four family dwellings held by certain banking subsidiaries (approximately $4.4 billion at December 31, 1998). The maximum amount that could be borrowed from Federal Home Loan Banks under the current borrowing agreements and without further investment in Federal Home Loan Bank stock is approximately $3.3 billion.

     The mortgage notes payable at December 31, 1998, had a weighted average interest rate of 8.23% and were collateralized by premises and equipment carried at $7,659,000.

     The industrial development revenue bonds mature on July 1, 2008, with principal of $200,000 payable annually and interest at a tax effected prime rate payable monthly.

     Notes payable to unaffiliated banks represents revolving credit agreements with unaffiliated banks. These agreements have interest rates that range from 5.3% to 9.2% and mature in 1999.

     Other notes payable at December 31, 1998, had a weighted average interest rate of 5.8% and a weighted average maturity of 5.4 years.

     The aggregate amount of maturities of all long-term debt in each of the next five years is as follows: 1999 -- $44,118,506; 2000 -- $218,188,571;
2001 -- $61,895,177; 2002 -- $91,312,476; 2003 -- $1,653,574.

     Substantially all of the consolidated net assets are owned by the subsidiaries and dividends paid by Regions are substantially provided by dividends from the subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary banks can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital to asset ratios at banking subsidiaries. At December 31, 1998, the banking subsidiaries could pay approximately $266 million in dividends without prior approval.

     Management believes that none of these dividend restrictions will materially affect Regions' dividend policy. In addition to dividend restrictions, federal statutes also prohibit unsecured loans from banking subsidiaries to the parent company. Because of these limitations, substantially all of the net assets of Regions' subsidiaries are restricted, except for the amount which can be paid to the parent in the form of dividends.

NOTE J.  EMPLOYEE BENEFIT PLANS

     In 1998, Regions adopted FASB 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," (Statement 132) and accordingly the 1997 disclosures have been restated to reflect the requirements of Statement 132.

     Regions has a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's highest five years of compensation during the last ten years of employment. Regions' funding policy is to contribute annually at least the amount required by IRS minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

     The Company also sponsors a supplemental executive retirement program, which is a non-qualified plan that provides certain senior executive officers defined pension benefits in relation to their compensation.

     The following table sets forth the plans' funded status and amounts recognized in the consolidated statement of condition:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $186,927    $163,826
Service cost................................................     8,861       7,866
Interest cost...............................................    13,058      11,906
Actuarial losses............................................     6,960       9,933
Benefit payments............................................    (6,254)     (6,604)
                                                              --------    --------
Projected benefit obligation, end of year...................  $209,552    $186,927
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $211,196    $180,387
Actual return on plan assets................................    10,753      35,771
Company contributions.......................................    11,128       1,642
Benefit payments............................................    (6,254)     (6,604)
                                                              --------    --------
Fair value of plan assets, end of year......................  $226,823    $211,196
Funded status of plan.......................................  $ 17,271    $ 24,269
Unrecognized net actuarial loss.............................    15,908        (811)
Unamortized prior service cost..............................    (2,870)     (3,095)
                                                              --------    --------
Prepaid pension cost........................................  $ 30,309    $ 20,363
                                                              ========    ========

     Net pension cost included the following components:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1998       1997       1996
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Service cost-benefits earned during the period.........  $  8,861   $  7,866   $  6,746
Interest cost on projected benefit obligation..........    13,058     11,906     10,426
Expected (return) on plan assets.......................   (17,455)   (31,384)   (21,292)
Net (deferral) amortization............................      (844)    15,183      5,644
                                                         --------   --------   --------
Net periodic pension expense...........................  $  3,620   $  3,571   $  1,524
                                                         ========   ========   ========

     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.00% and 4.50%, respectively, at December 31, 1998; 7.50% and 4.50%, respectively, at December 31, 1997; and 7.75% and 4.50%, respectively, at December 31, 1996. The expected long-term rate of return on plan assets was 9% in all years.

     Contributions to employee profit sharing plans totaled $23,764,000, $21,016,000 and $16,202,000 for 1998, 1997 and 1996, respectively.

     The 1998 contribution to the employee stock ownership plan totaled $2,650,000, compared to $2,950,000 in 1997, and $1,863,000 in 1996.
Contributions are used to purchase Regions common stock for the benefit of participating employees.

     Contributions to the employee stock purchase plan in 1998, 1997 and 1996 were $1,838,000, $1,516,000 and $1,479,000, respectively.

     Regions sponsors a defined benefit postretirement health care plan that covers certain retired employees. Currently the Company pays a portion of the costs of certain health care benefits for all eligible employees that retired before January 1, 1989. No health care benefits are provided for employees retiring at normal retirement age after December 31, 1988. For employees retiring before normal retirement age, the Company currently pays a portion (based upon length of active service at the time of retirement) of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a group insurance program in which premiums are based on the amount of benefits paid. The Company's policy is to fund the Company's share of the cost of health care benefits in amounts determined at the discretion of management.

     The following table sets forth the plan's funded status and amounts recognized in the consolidated statement of condition:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $  9,803   $11,949
Service cost................................................       892       381
Interest cost...............................................       962       681
Actuarial losses (gains)....................................     5,764    (2,688)
Benefit payments............................................      (477)     (520)
                                                              --------   -------
Projected benefit obligation, end of year...................  $ 16,944   $ 9,803
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $     -0-  $    -0-
Actual return on plan assets................................        -0-       -0-
Company contributions.......................................       636       520
Benefit payments............................................      (477)     (520)
                                                              --------   -------
Fair value of plan assets, end of year......................  $    159   $    -0-
Funded status of plan.......................................  $(16,785)  $(9,803)
Recognized net actuarial loss...............................     8,645     3,357
                                                              --------   -------
Accrued postretirement benefit cost.........................  $ (8,140)  $(6,446)
                                                              ========   =======

     Net periodic postretirement benefit cost included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Service cost-benefits earned during the period..............  $  892   $  381   $  544
Interest cost on benefit obligation.........................     962      681      833
Net amortization............................................     590      590      605
Recognized (gain)...........................................    (114)    (324)    (158)
                                                              ------   ------   ------
Net periodic postretirement benefit cost....................  $2,330   $1,328   $1,824
                                                              ======   ======   ======

     The assumed health care cost trend rate was 9.1% for 1999 and is assumed to decrease gradually to 5.1% by 2007 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1998, by $1,774,327 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1998 by $241,127. Decreasing the assumed health care cost trend rates by one percentage in each year would decrease the accumulated postretirement benefit obligation at December 31, 1998, by $1,555,949 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1998 by $207,472. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.00% at December 31, 1998, and 7.50% at December 31, 1997.

NOTE K.  LEASES

     Rental expense for all leases amounted to approximately $19,537,000, $14,828,000 and $12,718,000 for 1998, 1997 and 1996, respectively. The approximate future minimum rental commitments as of December 31, 1998, for all noncancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

                                                              EQUIPMENT   PREMISES    TOTAL
                                                              ---------   --------   -------
                                                                      (IN THOUSANDS)
1999........................................................   $  530     $11,207    $11,737
2000........................................................      345      10,168     10,513
2001........................................................      175       8,906      9,081
2002........................................................      105       6,809      6,914
2003........................................................       78       7,946      8,024
2004-2008...................................................        6      18,277     18,283
2009-2013...................................................       -0-     10,771     10,771
2014-2018...................................................       -0-      4,215      4,215
2019-End....................................................       -0-      2,009      2,009
                                                               ------     -------    -------
          Total.............................................   $1,239     $80,308    $81,547
                                                               ======     =======    =======

NOTE L.  COMMITMENTS AND CONTINGENCIES

     To accommodate the financial needs of its customers, Regions makes commitments under various terms to lend funds to consumers, businesses and other entities. These commitments include (among others) revolving credit agreements, term loan commitments and short-term borrowing agreements. Many of these loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Standby letters of credit are also issued, which commit Regions to make payments on behalf of customers if certain specified future events occur. Historically, a large percentage of standby letters of credit also expire without being funded.

     Both loan commitments and standby letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit approval procedures and policies. Collateral is obtained based on management's assessment of the customer's credit.

     Loan commitments totaled $5.9 billion at December 31, 1998, and $4.9 billion at December 31, 1997. Standby letters of credit were $492.3 million at December 31, 1998, and $498.3 million at December 31, 1997. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $21.0 million at December 31, 1998, and $24.0 million at December 31, 1997.

     The Company and its affiliates are defendants in litigation and claims arising from the normal course of business. Based on consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material effect on Regions' consolidated financial statements.

NOTE M.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     In the normal course of business, Regions enters into financial instrument transactions with off-balance sheet risk. These financial instrument agreements help the Company manage its exposure to interest rate fluctuations and help customers manage exposure to foreign currency fluctuations.

     Forward contracts represent commitments to sell money market instruments at a future date at a specified price or yield. These contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The amount of hedging gains and losses deferred, which is reflected in gains and losses on mortgage loans held for sale as realized, was not material to the results of operations for the years ended December 31, 1998, 1997 or 1996. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. The gross contract amount of forward contracts, which totaled $265 million and $126 million at December 31, 1998, and 1997, respectively, represents the extent of Regions' involvement. However, those amounts significantly exceed the future cash requirements, as the Company intends to close out open positions prior to settlement, and thus is subject only to the change in the value of the instruments. The gross amount of contracts represents the Company's maximum exposure to credit risk.

     The Company utilizes put and call option contracts to hedge mortgage loan originations in process. Option contracts represent rights to purchase or sell securities or other money market instruments at a specified price and within a specified period of time at the option of the holder. There were no option contracts outstanding as of December 31, 1998 or December 31, 1997. The commitment fees paid for option contracts reflect the maximum exposure to the Company.

     Foreign currency exchange contracts involve the trading of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to facilitate the management of fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $75 million and $31 million at December 31, 1998 and 1997, respectively. The Company is subject to the risk that another party will fail to perform and the gross amount of the contracts represents the Company's maximum exposure to credit risk.

     Regions operates a broker-dealer subsidiary, which in the normal course of trading inventory and clearing customers' securities transactions, is a party to certain financial instruments with off-balance-sheet risk. The aggregate off-balance-sheet risk from these financial instruments is not material to the consolidated financial statements.

NOTE N.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     Cash and cash equivalents: The carrying amount reported in the consolidated statements of condition and cash flows approximates the estimated fair value.

     Interest-bearing deposits in other banks: The carrying amount reported in the consolidated statement of condition approximates the estimated fair value.

     Investment securities: Estimated fair values are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

     Securities available for sale: Estimated fair values, which are the amounts recognized in the consolidated statements of condition, are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

     Trading account assets: Estimated fair values, which are the amounts recognized in the consolidated statements of conditions, are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

     Mortgage loans held for sale: Estimated fair values, which are the amounts recognized in the consolidated statements of condition, are based on quoted market prices of comparable instruments.

     Loans: Estimated fair values for variable rate loans, which reprice frequently and have no significant credit risk, are based on carrying value. Estimated fair values for all other loans are estimated using discounted cash flow analyses, based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest reported in the consolidated statements of condition approximates the fair value.

     Deposit liabilities: The fair value of non-interest bearing demand accounts, interest-bearing transaction accounts, savings accounts, money market accounts and certain other time open accounts is the amount payable on demand at the reporting date (i.e., the carrying amount). Fair values for certificates of deposit are estimated by using discounted cash flow analyses, using the interest rates currently offered for deposits of similar maturities.

     Short-term borrowings: The carrying amount reported in the consolidated statements of condition approximates the estimated fair value.

     Long-term borrowings: Fair values are estimated using discounted cash flow analyses, based on the current rates offered for similar borrowing arrangements.

     Loan commitments, standby and commercial letters of credit: Estimated fair values for these off-balance-sheet instruments are based on standard fees currently charged to enter into similar agreements.

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                          DECEMBER 31, 1998           DECEMBER 31, 1997
                                      -------------------------   -------------------------
                                                     ESTIMATED                   ESTIMATED
                                       CARRYING        FAIR        CARRYING        FAIR
                                        AMOUNT         VALUE        AMOUNT         VALUE
                                      -----------   -----------   -----------   -----------
                                                         (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.........  $ 1,852,947   $ 1,852,947   $ 1,469,753   $ 1,469,753
  Interest-bearing deposits in other
     banks..........................      143,965       143,965        48,162        48,162
  Investment securities.............    3,125,114     3,166,446     3,338,279     3,372,494
  Securities available for sale.....    4,844,023     4,844,023     2,977,644     2,977,644
  Trading account assets............       49,387        49,387        50,825        50,825
  Mortgage loans held for sale......      927,668       927,668       383,924       383,924
  Loans, net (excluding leases).....   23,835,842    24,503,246    21,358,956    21,734,678
Financial liabilities:
  Deposits..........................   28,350,066    28,435,116    25,011,021    25,149,732
  Short-term borrowings.............    4,496,728     4,496,728     2,707,351     2,707,351
  Long-term borrowings..............      571,040       572,753       445,529       460,570
Off-balance-sheet instruments:
  Loan commitments..................           -0-      (53,884)           -0-      (33,019)
  Standby letters of credit.........           -0-       (7,385)           -0-       (6,666)
  Commercial letters of credit......           -0-          (53)           -0-          (52)

NOTE O.  OTHER INCOME AND EXPENSE

     Other income consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                            1998       1997      1996
                                                          --------   --------   -------
                                                                 (IN THOUSANDS)
Fees and commissions....................................  $ 52,073   $ 48,722   $41,232
Insurance premiums and commissions......................    10,231      6,533     6,514
Trading account income..................................    21,915     14,069    10,890
Gain on divestiture of banks............................        -0-    25,084        -0-
Other miscellaneous income..............................    45,359     22,904    23,779
                                                          --------   --------   -------
          Total.........................................  $129,578   $117,312   $82,415
                                                          ========   ========   =======

     Other expense consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1998       1997       1996
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Stationery, printing and supplies......................  $ 20,625   $ 15,581   $ 13,559
Advertising and business development...................    20,084     18,247     13,593
Postage and freight....................................    18,727     19,228     13,848
Telephone..............................................    24,480     16,870     12,918
Legal and other professional fees......................    20,423     18,943     16,026
Other non-credit losses................................    34,426     14,905     10,653
Outside computer services..............................    17,433     16,787     14,708
Amortization of mortgage servicing rights..............    31,832     25,923     33,650
Amortization of excess purchase price..................    19,776     17,859     13,698
Loss on sale of mortgages by affiliate mortgage
  companies............................................    13,981      2,892      5,592
Other miscellaneous expenses...........................    94,786    130,340    126,577
                                                         --------   --------   --------
          Total........................................  $316,573   $297,575   $274,822
                                                         ========   ========   ========

NOTE P.  INCOME TAXES

     At December 31, 1998, Regions has net operating loss carryforwards for federal tax purposes of $23.1 million that expire in years 2003 through 2011. These carryforwards resulted from various acquired financial institutions. For financial reporting purposes, a valuation allowance of approximately $2.8 million has been recognized to offset a portion of the deferred tax assets related to those carryforwards and certain temporary differences.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Regions' deferred tax assets and liabilities as of December 31, 1998 and 1997 are listed below.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Loan loss allowance.......................................  $ 94,982   $ 96,588
  Net operating loss carryforwards..........................     8,686      9,390
  Other.....................................................   103,333     54,711
                                                              --------   --------
          Total deferred tax assets.........................   207,001    160,689
Deferred tax liabilities:
  Tax over book depreciation................................     3,028      4,948
  Accretion of bond discount................................     8,562      4,123
  Direct lease financing....................................    23,515     23,796
  Pension...................................................    12,887     10,154
  Originated mortgage servicing rights......................    13,783      8,094
  Other.....................................................    43,255     34,447
                                                              --------   --------
          Total deferred tax liabilities....................   105,030     85,562
                                                              --------   --------
Net deferred tax assets before valuation allowance..........   101,971     75,127
Valuation allowance.........................................    (2,802)   (11,224)
                                                              --------   --------
Net deferred tax asset......................................  $ 99,169   $ 63,903
                                                              ========   ========

     The valuation allowance for net deferred tax assets decreased by $8.4 million in 1998. The decrease was due to a reassessment of the Company's ability to realize the benefit of certain net operating loss carryforwards.

     Applicable income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the reasons below:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Tax on income computed at statutory federal income
  tax rate.........................................  $222,356    $208,163    $165,853
Increases (decreases) in taxes resulting from:
  Obligations of states and political subdivisions:
     Tax exempt income.............................   (15,571)    (17,007)    (14,690)
     Tax on preference item........................     2,777       2,295       1,859
  State income tax, net of federal tax benefit.....    11,520       7,662       3,395
  Other, net.......................................    (7,492)     (3,891)       (409)
                                                     --------    --------    --------
          Total....................................  $213,590    $197,222    $156,008
Effective Tax Rate.................................      33.6%       33.2%       32.9%

     The provisions for income taxes in the consolidated statements of income are summarized below. Included in these amounts are income taxes of $2,644,000, $187,000, and $1,159,000 in 1998, 1997 and 1996, respectively, related to securities transactions.

                                                              CURRENT     DEFERRED     TOTAL
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
1998
Federal...................................................    $176,646    $24,917     $201,563
State.....................................................       9,388      2,639       12,027
                                                              --------    -------     --------
          Total...........................................    $186,034    $27,556     $213,590
                                                              ========    =======     ========
1997
Federal...................................................    $186,587    $(1,983)    $184,604
State.....................................................      13,496       (878)      12,618
                                                              --------    -------     --------
          Total...........................................    $200,083    $(2,861)    $197,222
                                                              ========    =======     ========
1996
Federal...................................................    $149,323    $ 1,174     $150,497
State.....................................................       6,532     (1,021)       5,511
                                                              --------    -------     --------
          Total...........................................    $155,855    $   153     $156,008
                                                              ========    =======     ========

NOTE Q.  BUSINESS COMBINATIONS

     On July 31, 1998, First Commercial Corporation of Little Rock, Arkansas, with approximately $7.3 billion in assets merged with and into Regions. Under the terms of the transaction, Regions issued 64,120,031 shares of its common stock for all of First Commercial's outstanding common stock (based on an exchange ratio of 1.7 shares of Regions common stock for each share of First Commercial common stock).

     On March 31, 1998, First State Corporation of Albany, Georgia, (First State) with approximately $536 million in assets merged with and into Regions. Under the terms of the transaction, Regions issued 3,853,298 shares of its common stock for all of First State's outstanding common stock (based on an exchange ratio of .56 of a share of Regions common stock for each share of First State common stock).

     On March 14, 1998, First United Bancorporation of Anderson, South Carolina, (First United) with approximately $305 million in assets merged with and into Regions. Under the terms of the transaction, Regions issued 2,148,950 shares of its common stock for all of First United's outstanding common stock (based on an exchange ratio of .5173 of a share of Regions common stock for each share of First United common stock).

     On February 13, 1998, PALFED, Inc., of Aiken, South Carolina, (PALFED) with approximately $665 million in assets merged with and into Regions. Under the terms of the transaction, Regions issued 3,790,747 shares of its common stock for all of PALFED's outstanding common stock (based on an exchange ratio of .7 of a share of Regions common stock for each share of PALFED common stock).

     On March 1, 1996, First National Bancorp of Gainesville, Georgia, with approximately $3.2 billion in assets merged with and into Regions. Under the terms of the transaction, Regions issued 31,840,216 shares of its common stock for all of First National's outstanding common stock (based on an exchange ratio of .76 of a share of Regions common stock for each share of First National common stock).

     These transactions were accounted for as poolings of interests and accordingly, all prior period financial statements were restated to include the effect of these transactions.

     The following table presents financial information as reported by Regions, First Commercial, First National, and the other pooled companies (First State, First United, and PALFED) and on a combined basis.

In 1998, prior to consummation of First Commercial and the other pooled companies, First Commercial contributed $171.8 in net interest income and $72.3 million to net income and the other pooled companies contributed $11.9 million in net interest income and $3.8 million to net income.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net interest income:
  Regions...................................................  $  828,881   $  700,443
  First Commercial..........................................     282,968      251,906
  Other pooled companies....................................      67,359       59,452
  First National............................................          -0-          23
                                                              ----------   ----------
  Combined..................................................  $1,179,208   $1,011,824
                                                              ==========   ==========
Net income:
  Regions...................................................  $  299,692   $  229,678
  First Commercial..........................................     100,059       78,554
  Other pooled companies....................................      (2,222)       9,619
  First National............................................          -0-           8
                                                              ----------   ----------
  Combined..................................................  $  397,529   $  317,859
                                                              ==========   ==========
Net income per common share:
  Regions...................................................  $     2.20   $     1.85
  Combined..................................................        1.89         1.64
Net income per common share -- diluted:
  Regions...................................................  $     2.15   $     1.81
  Combined..................................................        1.86         1.61

     The following table presents recent acquisitions of the pooled companies:

                                                      HEADQUARTERS      TOTAL ASSETS    ACCOUNTING
    DATE                    COMPANY                     LOCATION       (IN THOUSANDS)   TREATMENT
    ----                    -------                   ------------     --------------   ----------
March 1998     Federal Savings Bank subsidiary of  Memphis, Tennessee     $395,629      Purchase
                 Kemmons Wilson, Inc.
October 1997   First Charter Bancshares, Inc.      Searcy, Arkansas         74,605      Pooling
April 1997     City National Bank                  Whitehouse, Texas        38,706      Pooling
February 1997  W.B.T. Holding Company              Memphis, Tennessee      267,131      Pooling
November 1996  Security National Bank              Nocogdoches, Texas       35,060      Pooling
August 1996    Branches of First Union National    Albany, Georgia          82,458      Purchase
                 Bank of Georgia, N.A.

     During 1998 Regions completed the following additional business combinations:

                                                      HEADQUARTERS      TOTAL ASSETS    ACCOUNTING
    DATE       COMPANY                                  LOCATION       (IN THOUSANDS)   TREATMENT
    ----       -------                                ------------     --------------   ----------
February       Greenville Financial Corporation    Greenville, South      $141,294      Pooling
                                                     Carolina
March          St. Mary Holding Corporation        Franklin,               111,498      Pooling
                                                     Louisiana
March          Key Florida Bancorp, Inc.           Bradenton, Florida      204,435      Pooling
August         Village Bankshares, Inc.            Tampa, Florida          211,469      Pooling
August         Jacobs Bank                         Scottsboro,             185,939      Pooling
                                                     Alabama
September      Etowah Bank                         Canton, Georgia         409,139      Pooling
September      First Community Banking Services,   Peachtree City,         124,762      Pooling
                 Inc.                                Georgia
September      Branches of First Union National    Valdosta, Georgia       108,913      Purchase
                 Bank
November       EFC Holdings Corporation            Charlotte, North         63,147      Purchase
                                                     Carolina
December       St. James Bancorporation, Inc.      Lutcher, Louisiana      171,572      Purchase

     The total consideration paid for these business combinations was approximately $14.6 million in cash and 13.2 million shares of Regions' common stock (including treasury stock reissued) valued at $493 million. Total intangible assets recorded in connection with the purchase transactions totaled approximately $114 million.

     During 1997 Regions completed the following business combinations:

                                            HEADQUARTERS                        ACCOUNTING
DATE                COMPANY                   LOCATION          TOTAL ASSETS    TREATMENT
----      ----------------------------  ---------------------  --------------   ----------
                                                               (IN THOUSANDS)
January   Florida First Bancorp, Inc.   Panama City, Florida      $286,515      Purchase
January   Allied Bankshares, Inc.       Thomson, Georgia           559,815      Pooling
March     West Carroll Bancshares,      Oak Grove, Louisiana       127,145      Pooling
          Inc.
April     Gulf South Bancshares, Inc.   Gretna, Louisiana           55,363      Purchase
May       First Mercantile National     Longwood, Florida          157,434      Purchase
          Bank
May       The New Iberia Bancorp, Inc.  New Iberia, Louisiana      313,494      Pooling
June      First Bankshares, Inc.        Hapeville, Georgia         126,826      Pooling
June      SB&T Corporation              Smyrna, Georgia            147,709      Pooling
December  GF Bancshares, Inc.           Griffin, Georgia            99,446      Purchase

     Because certain of the 1998 and 1997 business combinations were accounted for as purchases, Regions' consolidated financial statements include the results of operations of those companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis, as if all the above companies had been acquired on January 1, 1997. The pro forma summary information does not necessarily reflect the results of operations that would have occurred, if the acquisitions had occurred at the beginning of the periods presented, or of results which may occur in the future.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
                                                              ------------------------
Interest income.............................................  $2,616,110    $2,431,941
Interest expense............................................   1,285,008     1,178,274
                                                              ----------    ----------
  Net interest income.......................................   1,331,102     1,253,667
Provision for loan losses...................................      61,714        98,049
Non-interest income.........................................     497,117       452,051
Non-interest expense........................................   1,130,846       999,476
                                                              ----------    ----------
  Income before income taxes................................     635,659       608,193
Applicable income taxes.....................................     214,879       203,403
                                                              ----------    ----------
Net income..................................................  $  420,780    $  404,790
                                                              ==========    ==========
Net income per share........................................       $1.91         $1.85
Net income per share, diluted...............................        1.88          1.81

     The following chart summarizes the assets acquired and liabilities assumed in connection with business combinations, excluding the First Commercial and other pooled companies business combinations, in 1998 and 1997.

                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Cash and due from banks.....................................  $  245,610   $  206,330
Investment securities.......................................      72,514      254,308
Securities available for sale...............................     331,158      335,494
Loans, net..................................................   1,304,507    1,269,222
Other assets................................................      86,741      187,089
Deposits....................................................   1,822,795    1,896,144
Borrowings..................................................      55,320       94,684
Other liabilities...........................................     101,872       43,427

     Regions' business combinations pending as of December 31, 1998, are as follows:

                                                 APPROXIMATE
                                               ----------------                         ANTICIPATED
                                               ASSET                                    ACCOUNTING
INSTITUTION                                    SIZE    VALUE(1)      CONSIDERATION       TREATMENT
-----------                                    -----   --------      -------------      -----------
                                                (IN MILLIONS)
VB&T Bancshares Corporation,
  located in Valdosta, Georgia...............  $ 75      $18      Regions Common Stock  Pooling
Meigs County Bancshares, Inc.,
  located in Decatur, Tennessee..............   103       19      Regions Common Stock  Pooling
Bullsboro BancShares, Inc.,
  located in Newnan, Georgia.................   108       35      Regions Common Stock  Pooling
Arkansas Banking Company,
  located in Jonesboro, Arkansas.............   343       63      Regions Common Stock  Purchase

---------------

(1) Computed as of the date of announcement of each transaction.

     In early 1999, the Company consummated the VB&T, Meigs County, and Bullsboro transactions, with the issuance of approximately 1.7 million shares of common stock.

NOTE R.  STOCK OPTION AND LONG-TERM INCENTIVE PLANS

     Regions has stock option plans for certain key employees that provide for the granting of options to purchase up to 5,720,000 (excluding options assumed in connection with acquisitions) shares of Regions' common stock. The terms of options granted are determined by the personnel committee of the Board of Directors; however, no options may be granted after ten years from the plans' adoption and no options may be exercised beyond ten years from the date granted. The option price per share of incentive stock options can not be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options may be less than the fair market value of the common stock on the date of the grant. The plans also permit the granting of stock appreciation rights to holders of stock options. Stock appreciation rights were attached to 116,713; 134,956 and 180,228 of the shares under option at December 31, 1998, 1997 and 1996, respectively.

     Regions' long-term incentive plan provides for the granting of up to 10,000,000 shares of common stock in the form of stock options, stock appreciation rights, performance awards or restricted stock awards. The terms of stock options granted under the long-term incentive plan are generally subject to the same terms as options granted under Regions' stock option plans. A maximum of 3,000,000 shares of restricted stock and 5,000,000 shares of performance awards may be granted. During 1998 and 1997, Regions granted 199,506 and 236,469 shares, respectively, as restricted stock and during 1998, 1997, and 1996, granted 311,393; 211,350 and 277,600 shares, respectively, as performance awards. Grantees of restricted stock must remain employed with Regions for certain periods from the date of the grant at the same or a higher level in order for the shares to be released. However, during this period the grantee is eligible to receive dividends and exercise voting privileges on such restricted shares. In 1998, 1997, and 1996, 99,013; 179,314 and 11,552 restricted shares, respectively, were released. Issuance of performance shares is dependent upon achievement of certain performance criteria and is, therefore, deferred until the end of the performance period. In 1998, 1997 and 1996, 264,540, 629,150 and 491,280 performance shares, respectively, were issued. Total expense for restricted stock was $2,693,000 in 1998, $2,969,000 in 1997, and $1,507,000 in
1996. Total expense for performance shares was $18,424,000 in 1998, $20,927,000 in 1997, and $9,264,000 in 1996.

     In connection with the business combinations with First Community Banking Services, Inc. and Greenville Financial Corporation in 1998, Regions assumed stock options, which were previously granted by those companies and converted those options, based on the appropriate exchange ratio, into options to acquire Regions' common stock. The common stock for such options has been registered under the Securities Act of

1933 by Regions and is not included in the maximum number of shares that may be granted by Regions under its existing stock option plans.

     Stock option activity (including assumed options) over the last three years is summarized as follows:

                                                                                       WEIGHTED
                                                                        OPTION         AVERAGE
                                                    SHARES UNDER         PRICE         EXERCISE
                                                       OPTION          PER SHARE        PRICES
                                                    ------------    ---------------    --------
Balance at January 1, 1996........................    6,542,249     $ 3.02 -- $18.00    $12.82
  Granted.........................................    1,575,558      4.35 --  22.44      19.64
  Exercised.......................................   (1,308,913)     3.02 --  16.35      10.86
  Canceled........................................      (84,146)     6.21 --  20.85      12.81
                                                     ----------
Outstanding at December 31, 1996..................    6,724,748     $3.31 -- $22.44     $14.37
  Options assumed through acquisitions............      417,873      2.64 --  20.31       9.73
  Granted.........................................      975,538     22.94 --  38.75      33.71
  Exercised.......................................   (1,453,529)     2.64 --  22.44      11.05
  Canceled........................................      (81,954)     7.43 --  26.06      15.10
                                                     ----------
Outstanding at December 31, 1997..................    6,582,676     $3.39 -- $38.75     $17.44
  Options assumed through acquisitions............      281,891      5.50 --  33.72      11.77
  Granted.........................................    1,150,257     39.47 --  41.38      41.17
  Exercised.......................................   (1,166,575)     3.39 --  36.42      12.17
  Canceled........................................      (64,797)     9.03 --  41.34      28.82
                                                     ----------
Outstanding at December 31, 1998..................    6,783,452     $ 3.39 -- $41.38    $22.05
                                                     ==========
  Exercisable at December 31, 1998................    5,492,792     $ 3.39 -- $38.75    $18.25

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and the related Interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Pro forma net income and net income per share data as if the fair-value method had been applied in measuring compensation costs is presented below for the years ended December 31:

                                                                1998       1997       1996
                                                              --------   --------   --------
Pro forma net income ($000's)...............................  $412,701   $395,171   $313,719
Pro forma net income per share..............................     $1.87      $1.88      $1.62
Pro forma net income per share, diluted.....................      1.84       1.85       1.59

     Regions' options outstanding have a weighted average contractual life of
6.6 years. The weighted average fair value of options granted was $8.77 in 1998, $7.82 in 1997 and $4.78 in 1996. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998: expected dividend yield of 2.3%; expected option life of 5 years; expected volatility of 19.3%; and a risk free interest rate of 4.5%. The 1997 assumptions used in the model included: expected dividend yield of 2.2%; expected option life of 5 years; expected volatility of 19.7%; and a risk free interest rate of 5.7%. The 1996 assumptions were: expected dividend yield of 2.7%; expected option life of 5 years; expected volatility of 19.2%; and a risk free interest rate of 6.0%.

     Since the exercise price of the Company's employee incentive stock options equals the market price of underlying stock on the date of grant, no compensation expense is recognized.

     The effects of applying Statement 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

NOTE S.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Presented below are condensed financial statements of Regions Financial
Corporation:

STATEMENTS OF CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash due from banks.........................................  $   15,490   $   18,302
Loans to subsidiaries.......................................      61,100       59,997
Investment securities.......................................       3,929       38,448
Premises and equipment......................................      10,778       17,320
Investment in subsidiaries:
  Banks.....................................................   2,995,219    2,756,301
  Non-banks.................................................     196,120      109,896
                                                              ----------   ----------
                                                               3,191,339    2,866,197
Other assets................................................      47,938       42,281
                                                              ----------   ----------
                                                              $3,330,574   $3,042,545
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper............................................  $   56,750   $   52,750
Long-term borrowings........................................     220,173      225,793
Other liabilities...........................................      53,250       84,181
                                                              ----------   ----------
Total liabilities...........................................     330,173      362,724
Stockholders' equity:
  Common stock..............................................     138,316      131,623
  Surplus...................................................   1,147,357    1,089,089
  Undivided profits.........................................   1,754,286    1,482,374
  Treasury stock............................................     (32,603)     (13,855)
  Unearned restricted stock.................................      (6,955)      (9,410)
                                                              ----------   ----------
          Total stockholders' equity........................   3,000,401    2,679,821
                                                              ----------   ----------
                                                              $3,330,574   $3,042,545
                                                              ==========   ==========

STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income:
  Dividends received from subsidiaries:
     Banks..................................................  $246,164   $290,902   $283,764
     Non-banks..............................................        -0-     3,000         -0-
                                                              --------   --------   --------
                                                               246,164    293,902    283,764
  Service fees from subsidiaries............................    91,647     46,847     31,661
  Interest from subsidiaries................................     3,622      5,158      3,891
  Other.....................................................     7,161     25,646      4,953
                                                              --------   --------   --------
                                                               348,594    371,553    324,269
Expenses:
  Salaries and employee benefits............................    54,794     34,706     26,099
  Interest..................................................    20,783     23,829     24,492
  Net occupancy expense.....................................     1,946        857      1,012
  Furniture and equipment expense...........................     4,111        654        972
  Legal and other professional fees.........................     8,979      3,526      5,855
  Amortization of excess purchase price.....................    11,412     10,892      8,375
  Other expenses............................................     7,286     27,372     25,804
                                                              --------   --------   --------
                                                               109,311    101,836     92,609
Income before income taxes and equity in undistributed
  earnings of subsidiaries..................................   239,283    269,717    231,660
Applicable income taxes (credit)............................    (1,804)    (3,153)   (15,616)
                                                              --------   --------   --------
Income before equity in undistributed earnings of
  subsidiaries..............................................   241,087    272,870    247,276
Equity in undistributed earnings of subsidiaries:
  Banks.....................................................   169,689    119,141     77,008
  Non-banks.................................................    10,936      5,518     (6,425)
                                                              --------   --------   --------
                                                               180,625    124,659     70,583
                                                              --------   --------   --------
          Net Income........................................  $421,712   $397,529   $317,859
                                                              ========   ========   ========

     Aggregate maturities of long-term borrowings in each of the next five years for the parent company only are as follows: $770,000 in 1999; $730,000 in 2000; $25,760,000 in 2001; $75,790,000 in 2002; and $810,000 in 2003. Standby letters of credit issued by the parent company totaled $8.1 million at December 31, 1998. This amount is included in total standby letters of credit disclosed in Note L.

STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net income................................................  $ 421,712   $ 397,529   $ 317,859
  Adjustments to reconcile net cash provided by operating
     activities:
     Equity in undistributed earnings of subsidiaries.......   (180,625)   (124,659)    (70,583)
     Provision for depreciation and amortization............     17,409      16,551      13,882
     (Decrease) increase in other liabilities...............    (32,424)      5,944      12,267
     Decrease in dividends receivable from subsidiaries.....         -0-         -0-     30,000
     Loss on sale of premises and equipment.................         44          -0-         -0-
     (Increase) in other assets.............................    (17,069)    (18,842)     (3,393)
     Stock issued to employees under incentive plan.........     14,717      10,971       4,333
     Other..................................................         -0-        588      (1,324)
                                                              ---------   ---------   ---------
     Net cash provided by operating activities..............    223,764     288,082     303,041
Investing activities:
  Investment in subsidiaries................................    103,138     (72,480)    (41,041)
  Principal (advances) payments on loans to subsidiaries....     (1,103)        508     (27,003)
  Sale of subsidiaries......................................         -0-     26,127       3,610
  Sale and purchases of premises and equipment..............      3,368      (3,437)     (8,450)
  Maturity (purchase) of investment securities..............     34,519     (30,802)     (2,234)
                                                              ---------   ---------   ---------
  Net cash provided (used) by investing activities..........    139,922     (80,084)    (75,118)
Financing activities:
  Increase in commercial paper borrowings...................      4,000      12,383      19,267
  Cash dividends............................................   (191,643)   (149,533)   (116,544)
  Purchase of treasury stock................................   (181,651)    (45,224)   (111,225)
  Proceeds from long-term borrowings........................      4,500       8,743      50,098
  Principal payments on long-term borrowings................    (10,120)    (16,491)    (50,032)
  Net (decrease) in short-term borrowings...................         -0-    (31,850)    (17,481)
  Proceeds from issuance of common stock....................         -0-      2,417         285
  Exercise of stock options.................................      8,416       3,150       5,974
                                                              ---------   ---------   ---------
  Net cash (used) by financing activities...................   (366,498)   (216,405)   (219,658)
                                                              ---------   ---------   ---------
  (Decrease) increase in cash and cash equivalents..........     (2,812)     (8,407)      8,265
  Cash and cash equivalents at beginning of year............     18,302      26,709      18,444
                                                              ---------   ---------   ---------
  Cash and cash equivalents at end of year..................  $  15,490   $  18,302   $  26,709
                                                              =========   =========   =========

NOTE T.  REGULATORY CAPITAL REQUIREMENTS

     Regions and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 1998, the most recent notification from federal banking agencies categorized Regions and its significant subsidiaries as "well capitalized" under the regulatory framework.

     Minimum capital requirements for all banks are Tier 1 Capital of at least 4% of risk-weighted assets, Total Capital of at least 8% of risk-weighted assets and a Leverage Ratio of 3%, plus an additional 100 to 200 basis point cushion in certain circumstances, of adjusted quarterly average assets. Tier 1 Capital consists principally of stockholders' equity, excluding unrealized gains and losses on securities available for sale, less excess purchase price and certain other intangibles. Total Capital consists of Tier 1 Capital plus certain debt instruments and the allowance for loan losses, subject to limitation.

     Regions' and its most significant subsidiaries' capital levels at December 31, 1998 and 1997, exceeded the "well capitalized" levels, as shown below:

                                                              DECEMBER 31, 1998       TO BE
                                                              ------------------      WELL
                                                                AMOUNT     RATIO   CAPITALIZED
                                                              ----------   -----   -----------
                                                                       (IN THOUSANDS)
Tier I Capital:
  Regions Financial Corporation.............................  $2,625,312   10.26%      6.00%
  Regions Bank (Alabama)....................................   2,580,689   10.73       6.00
Total Capital:
  Regions Financial Corporation.............................  $3,115,724   12.17%     10.00%
  Regions Bank (Alabama)....................................   2,877,925   11.97      10.00
Leverage:
  Regions Financial Corporation.............................  $2,625,312    7.40%      5.00%
  Regions Bank (Alabama)....................................   2,580,689    7.37       5.00

                                                              DECEMBER 31, 1997       TO BE
                                                              ------------------      WELL
                                                                AMOUNT     RATIO   CAPITALIZED
                                                              ----------   -----   -----------
                                                                       (IN THOUSANDS)
Tier I Capital:
  Regions Financial Corporation.............................  $2,407,203   11.08%      6.00%
  Regions Bank (Alabama)....................................   1,334,111   10.47       6.00
  Regions Bank (Georgia)....................................     367,334   12.95       6.00
  First Commercial Corporation..............................     604,781   13.36       6.00
Total Capital:
  Regions Financial Corporation.............................  $2,854,011   13.13%     10.00%
  Regions Bank (Alabama)....................................   1,478,543   11.60      10.00
  Regions Bank (Georgia)....................................     402,699   14.20      10.00
  First Commercial Corporation..............................     644,551   14.24      10.00
Leverage:
  Regions Financial Corporation.............................  $2,407,203    7.86%      5.00%
  Regions Bank (Alabama)....................................   1,334,111    7.57       5.00
  Regions Bank (Georgia)....................................     367,334   10.83       5.00
  First Commercial Corporation..............................     604,781    9.05       5.00

NOTE U.  MERGER AND CONSOLIDATION EXPENSES AND SAIF ASSESSMENT

     In 1998, Regions incurred a pre-tax, non-recurring merger and consolidation charge of $121.4 million related primarily to the merger of First Commercial and four other institutions with Regions. The charge, recognized in the third ($114.7 million) and fourth ($6.7 million) quarters, consisted primarily of employee-related obligations ($33.6 million), elimination of duplicate facilities, obsolete equipment and other assets ($47.6 million), contract terminations ($6.0 million), costs to exit certain lines of business ($5.1 million), and professional fees and contractual payments associated with the mergers ($29.1 million). During 1998, merger-and consolidation-related costs incurred or charged against the accrual totaled $117.0 million, resulting in a balance in merger and consolidation accrual of $4.4 million at December 31, 1998, which is primarily associated with certain employee related obligations. These employee related obligations were paid out in early 1999, resulting in the merger and consolidation accrual being reduced to zero.

     The employee-related obligations primarily relates to termination payments and payments under change of control provisions. The termination payments related to the elimination of back office and administrative personnel. Excess personnel were terminated during 1998 and all employee obligations were paid during 1998, with the exception of the $4.4 million referred to above.

     Regions recorded $47.6 million of write-downs related to facilities, equipment and other assets that were impaired as a result of Regions' consolidation of bank charters, consolidations of back office and certain branch operations, and instituting efficiencies through alteration and elimination of activities of the combining enterprises.

     On September 30, 1996, legislation to recapitalize the SAIF became effective. This legislation required Regions, and all other depository institutions having SAIF-insured deposits, to pay a one-time, special assessment. This resulted in a pre-tax expense of $25.0, which was recognized primarily in the third quarter of 1996.

     In the first quarter of 1996, Regions incurred a pre-tax, non-recurring merger charge of $8.8 million related to the merger of First National Bancorp with Regions. This charge consisted primarily of investment banking and other professional fees, severance costs, data processing contract buyouts and obsolete equipment write-downs.

NOTE V.  EARNINGS PER SHARE

     The following table sets forth the computation of basic net income per share and diluted net income per share.

                                                                1998       1997       1996
                                                              --------   --------   --------
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS)
                                                              ------------------------------
Numerator:
  For basic net income per share
  and diluted net income per share, net income..............  $421,712   $397,529   $317,859
                                                              ========   ========   ========
Denominator:
  For basic net income per share -- weighted shares
     outstanding............................................   220,114    209,781    194,241
Effect of dilutive securities:
  Stock options.............................................     2,951      3,023      2,299
  Performance shares........................................       716        946      1,211
                                                              --------   --------   --------
                                                                 3,667      3,969      3,510
                                                              --------   --------   --------
For diluted net income per share............................   223,781    213,750    197,751
                                                              ========   ========   ========
Basic net income per share..................................  $   1.92   $   1.89   $   1.64
                                                              ========   ========   ========
Diluted net income per share................................      1.88       1.86       1.61
                                                              ========   ========   ========

NOTE W.  BUSINESS SEGMENT INFORMATION

     In 1998, Regions adopted FASB No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires additional financial disclosure of segment information in the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. The new disclosures are as follows.

     Regions segment information is presented geographically, based on Regions six operating regions in the Southeastern United States. Each region is a strategic business unit that serves a particular group of customers in a specified area. The company's six reportable regions are Central, North, Northeast, South, Southwest, and West. These regions have separate managements that are responsible for the operation of each business unit. The Central region mainly consists of central Alabama and all of South Carolina. The Northern region is made up of north Alabama and middle Tennessee. Regions' Georgia franchise comprises the Northeast region. The South region consists primarily of south Alabama and the Florida panhandle. The Southwest region is made up of west Alabama, all of Louisiana and central Florida. The West region consists of Arkansas, east Texas and west Tennessee. The other reportable segments include activity of Regions' mortgage banking, broker dealer and insurance subsidiaries, the indirect lending division, and the parent company (including the merger and consolidation charge).

     The accounting policies used by each reportable segment are the same as those discussed in Note A (summary of significant accounting policies). The following table presents financial information for each reportable segment.

                                                                                                                         TOTAL
                            CENTRAL       NORTH      NORTHEAST      SOUTH      SOUTHWEST       WEST        OTHER        COMPANY
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----------
                                                                       (IN THOUSANDS)
1998
Net interest income......  $  193,851   $  102,153   $  205,005   $  170,141   $  182,042   $  246,457   $  225,169   $ 1,324,818
Provision for loan
  loss...................       9,074        3,934        8,877        6,877        7,715       10,207       13,821        60,505
Non-interest income......      50,057       27,088       46,742       50,989       42,988       57,505      199,328       474,697
Non-interest expense.....     106,891       55,333      118,837       89,585      104,131      143,314      485,617     1,103,708
Income taxes.............      48,067       26,798       48,059       45,102       43,562       57,255      (55,253)      213,590
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----------
  Net income (loss)......  $   79,876   $   43,176   $   75,974   $   79,566   $   69,622   $   93,186   $  (19,688)  $   421,712
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ===========
Average assets...........  $4,376,828   $2,617,033   $4,122,938   $4,159,863   $4,506,002   $6,154,208   $8,120,169   $34,057,041
1997
Net interest income......  $  174,559   $   86,469   $  162,324   $  141,100   $  149,054   $  231,700   $  234,002   $ 1,179,208
Provision for loan
  loss...................      14,828        5,951       12,329       10,517        9,858       23,321       12,859        89,663
Non-interest income......      47,073       22,162       38,322       45,472       33,618       46,831      173,504       406,982
Non-interest expense.....     110,985       49,942      102,674       88,592       85,379      146,324      317,880       901,776
Income taxes.............      38,611       21,284       34,783       33,208       34,763       49,463      (14,890)      197,222
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----------
  Net income.............  $   57,208   $   31,454   $   50,860   $   54,255   $   52,672   $   59,423   $   91,657   $   397,529
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ===========
Average assets...........  $3,950,675   $2,224,756   $3,217,231   $3,560,545   $3,726,562   $5,705,377   $7,153,440   $29,538,586
1996
Net interest income......  $  148,917   $   76,107   $  147,927   $  125,508   $  133,465   $  193,521   $  186,379   $ 1,011,824
Provision for loan
  loss...................       7,257        3,024        6,541        5,315        5,464        9,868        8,557        46,026
Non-interest income......      38,154       19,243       33,238       37,814       29,879       40,758      146,017       345,103
Non-interest expense.....      92,041       44,160       92,713       75,086       79,110      122,253      331,671       837,034
Income taxes.............      32,825       18,205       31,309       29,606       29,658       40,473      (26,068)      156,008
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----------
  Net income.............  $   54,948   $   29,961   $   50,602   $   53,315   $   49,112   $   61,685   $   18,236   $   317,859
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ===========
Average assets...........  $3,333,405   $1,934,951   $2,924,039   $3,084,226   $3,287,637   $4,752,199   $6,109,970   $25,426,427

NOTE X. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (Statement 133). Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Statement 133 is effective for fiscal years beginning after June 15, 1999. Regions is currently evaluating the impact of Statement 133 on its financial position and results of operations.

     In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity," (Statement 134). Statement 134 amends Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," and requires an entity engaged in mortgage banking activities to classify securitized mortgage loans held for sale based on its ability and intent to sell or hold those investments. Statement 134 is effective for fiscal quarters beginning after December 15, 1998. Regions is currently evaluating the impact of Statement 134 on its financial position and results of operations.

NOTE Y. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS, COMMON STOCK MARKET PRICES AND DIVIDENDS (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                        -----------------------------------------
                                                        MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                        --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Total interest income.................................  $628,097   $647,103   $657,306   $665,280
Total interest expense................................   301,777    314,952    331,518    324,721
                                                        --------   --------   --------   --------
  Net interest income.................................   326,320    332,151    325,788    340,559
  Provision for loan losses...........................    14,419     14,516     12,547     19,023
                                                        --------   --------   --------   --------
Net interest income after provision for loan losses...   311,901    317,635    313,241    321,536
Total non-interest income, excluding securities
  gains...............................................   108,253    118,405    114,177    126,860
Securities gains......................................       104      2,938         85      3,875
Total non-interest expense, excluding merger and
  consolidation expenses..............................   242,022    248,497    234,692    257,059
Merger and consolidation expenses.....................        -0-        -0-   114,728      6,710
Income taxes..........................................    61,172     64,124     26,799     61,495
                                                        --------   --------   --------   --------
Net income............................................  $117,064   $126,357   $ 51,284   $127,007
                                                        ========   ========   ========   ========
Per share:
  Net income..........................................  $    .53   $    .57   $    .23   $    .58
  Net income, diluted.................................       .52        .56        .23        .57
  Cash dividends declared.............................       .23        .23        .23        .23
  Market price:
     Low..............................................    37 3/4    38 7/16     32 5/8     28 7/8
     High.............................................    43 1/2     45 5/8   42 13/16   40 11/16

                                                                   THREE MONTHS ENDED
                                                        -----------------------------------------
                                                        MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                        --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Total interest income.................................  $540,927   $563,358   $580,145   $592,154
Total interest expense................................   259,067    269,660    279,641    289,008
                                                        --------   --------   --------   --------
Net interest income...................................   281,860    293,698    300,504    303,146
Provision for loan losses.............................    14,036     14,165     30,765     30,697
                                                        --------   --------   --------   --------
Net interest income after provision for loan losses...   267,824    279,533    269,739    272,449
Total non-interest income, excluding securities
  gains(losses).......................................    91,946     93,160    123,352     98,026
Securities gains(losses)..............................       474         40        (60)        44
Total non-interest expense............................   213,359    219,664    230,016    238,737
Income taxes..........................................    50,028     51,920     55,404     39,870
                                                        --------   --------   --------   --------
Net income............................................  $ 96,857   $101,149   $107,611   $ 91,912
                                                        ========   ========   ========   ========
Per share:
  Net income..........................................  $    .46   $    .48   $    .51   $    .44
  Net income, diluted.................................       .45        .47        .50        .43
  Cash dividends declared.............................       .20        .20        .20        .20
  Market price:
     Low..............................................  25 11/16    27 1/16     31 1/8     35 5/8
     High.............................................   31 1/16     33 3/8     39 1/2         45

     Regions Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol RGBK. Market prices shown represent sales prices as reported in the Nasdaq Monthly Summary of Activity Report. At December 31, 1998, there were 54,434 shareholders of record of Regions Financial Corporation Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure between Registrant and Ernst & Young LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Information On Directors" from pages 4 to 6 and "Section 16 Transaction" on page 7 of the Registrant's proxy statement dated April 7, 1999, are incorporated by reference

     Executive officers of the Registrant as of December 31, 1998, are as follows:

                                                                     POSITION AND
                                                                  OFFICES HELD WITH                   OFFICER
EXECUTIVE OFFICER                           AGE              REGISTRANT AND SUBSIDIARIES               SINCE
-----------------                           ---              ---------------------------              -------
J. Stanley Mackin.........................  66    Chairman and Director, Registrant and Regions         1983*
                                                    Bank; Director Regions Mortgage, Inc., Regions
                                                    Agency, and Regions Life Insurance Company.
Carl E. Jones, Jr.........................  58    Director, President and Chief Executive Officer,      1983*
                                                    Registrant and Regions Bank. Director Regions
                                                    Mortgage, Inc., Regions Interstate Billing
                                                    Service, Inc., and EFC Holdings Corporation.
Richard D. Horsley........................  56    Vice Chairman, Director and Executive Financial       1972
                                                    Officer, Registrant and Regions Bank; Director
                                                    and Vice President, Regions Agency, Inc.,
                                                    Regions Asset Management Company, and
                                                    RAMCO -- FL Holding, Inc.; Director, Regions
                                                    Life Insurance Company, Regions Financial
                                                    Building Corp., Regions Mortgage, Inc., and EFC
                                                    Holdings Corporation.
Barnett Grace.............................  54    President/West Region; Director, Registrant and       1998*
                                                    Regions Bank.
Sam P. Faucett............................  64    President/Southwest Region; Director, Regions Bank    1983*
                                                    and Regions Mortgage, Inc.
Joe M. Hinds, Jr..........................  61    President/North Region; Director, Regions Bank.       1983*
Wilbur B. Hufham..........................  61    President/South Region; Director, Regions Bank.       1983*
                                                    Director Regions Mortgage, Inc.
William E. Jordan.........................  64    President/Central Region; Director, Regions Bank.     1990*
Peter D. Miller...........................  52    President/Northeast Region; Director, Regions         1996*
                                                    Bank.
William E. Askew..........................  49    Executive Vice President -- Retail Banking            1987
                                                    Division, Registrant and Regions Bank.

                                                                     POSITION AND
                                                                  OFFICES HELD WITH                   OFFICER
EXECUTIVE OFFICER                           AGE              REGISTRANT AND SUBSIDIARIES               SINCE
-----------------                           ---              ---------------------------              -------
Robert P. Houston.........................  54    Executive Vice President and Comptroller,             1974
                                                    Registrant and Regions Bank; Director and
                                                    Treasurer, Regions Financial Building Corp.;
                                                    Director, Secretary and Treasurer, Regions Life
                                                    Insurance Company and Regions Agency, Inc.;
                                                    Director and Vice President, Regions Asset
                                                    Management Company, RAMCO -- FL Holding, Inc.,
                                                    Regions Assets Holding Company, Inc., Regions
                                                    Investment Management Holding Company, Inc.,
                                                    Regions Assets Company, Inc., Regions Licensing
                                                    Company, Inc., and Regions Investment Management
                                                    Company, Inc.
E. Cris Stone.............................  56    Executive Vice President -- Corporate Banking,        1988
                                                    Registrant and Regions Bank; Director and Vice
                                                    President, Regions Financial Leasing, Inc.;
                                                    Director Regions Interstate Billing Services,
                                                    Inc.
Richard E. Wambsganss.....................  58    Executive Vice President -- Trust Group,              1987
                                                    Registrant and Regions Bank.
Samuel E. Upchurch Jr.....................  47    Executive Vice President, General Counsel and         1994
                                                    Corporate Secretary, Registrant and Regions
                                                    Bank; Director Regions Investment Company, Inc.,
                                                    Regions Interstate Billing Services, Inc., and
                                                    EFC Holdings Corporation; Director and
                                                    Secretary, Regions Assets Holding Company, Inc.,
                                                    Regions Investment Management Holding Company,
                                                    Inc., Regions Assets Company, Inc., Regions
                                                    Licensing Company, Inc., and Regions Investment
                                                    Management Company, Inc.

---------------

* The years indicated are those in which the individual was first deemed to be an executive officer of Registrant, although in every case the individual had been an executive officer of a subsidiary of Registrant for a number of years.

ITEM 11.  EXECUTIVE COMPENSATION

     "Executive Compensation and Other Transaction" on pages 7 through 11, excluding the information on page 11 under the subheading "Compensation Committee Executive Compensation Report" of the Registrant's proxy statement dated April 7, 1999, are incorporated herein by reference. "Executive Compensation Report" on pages 11 through 13, of the Registrant's proxy statement dated April 7, 1999, are specifically not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Voting Securities and Principal Holders Thereof" on pages 3 through 4 and "Information on Directors" on pages 4 through 6 of the Registrant's proxy statement dated April 7, 1999, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Other Transactions", on page 14 of the Registrant's proxy statement dated April 7, 1999, are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     14(a)(1) and (2) Financial Statement Schedules.

     The following consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

     Report of Independent Auditors

     Consolidated Statements of Condition -- December 31, 1998 and 1997

     Consolidated Statements of Income -- Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements -- December 31, 1998

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

     14(a)(3) Listing of Exhibits:

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT
--------------                            ----------------------
      3.         --    a. Bylaws as last amended on March 17, 1999.
                 --    b. Certificate of Incorporation as last amended on August
                       17, 1998, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission
                          and assigned file number 333-67153.
      4.         --    a. Subordinated Notes Indenture Agreement dated as of
                       December 1, 1992, incorporated by reference from the
                          Exhibits to the Registration Statement filed with the
                          Commission and assigned registration number 33-45714.
     10.         --    *a. Regions Amended and Restated 1991 Long-Term Incentive
                       Plan incorporated by reference from Exhibit B to the
                           Registrant's proxy statement filed with the Commission
                           and dated March 16, 1995.
                       *b. Regions Management Incentive Plan Amended and Restated
                       as of January 1, 1995, incorporated by reference from
                           Appendix A to the Registrant's proxy statement filed
                           with the Commission and dated March 16, 1995.
     21.         --    List of Subsidiaries of the Registrant.
     23.         --    Consent of Independent Auditors.
     24.1        --    Power of attorney.
     27.         --    Financial Data Schedule (for SEC use only).

---------------

* Represents a compensatory plan agreement that is required to be filed under this item.

     14(b) Reports on Form 8-K filed in the fourth quarter of 1998:

           No reports on Form 8-K were filed in the fourth quarter of 1998.

     14(c) The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

Note: Copies of the aforementioned exhibits are available to stockholders upon request to:
         Stockholder Assistance
         417 North 20th Street
         P. O. Box 10247
         Birmingham, Alabama 35202-10247

     14(d) Financial statement schedules:

           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Date March 17, 1999.

                                          REGIONS FINANCIAL CORPORATION

                                          By:  /s/ Samuel E. Upchurch, Jr.
                                            ------------------------------------
                                                  Samuel E. Upchurch, Jr.
                                             Executive Vice President, General
                                                           Counsel
                                                  and Corporate Secretary

                                          By:     /s/ Robert P. Houston
                                            ------------------------------------
                                                     Robert P. Houston
                                                Executive Vice President and
                                                         Comptroller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                   DATE
-----------------------------------------------------    ---------------------------------    -------

                *  J. Stanley Mackin                     Chairman and Director                3/17/99
-----------------------------------------------------
                  J. Stanley Mackin

                *  Carl E. Jones, Jr.                    Chief Executive Officer,             3/17/99
-----------------------------------------------------    President and Director
                 Carl E. Jones, Jr.

                *  Richard D. Horsley                    Vice Chairman, Executive             3/17/99
-----------------------------------------------------    Financial Officer and Director
                 Richard D. Horsley

                  *  Barnett Grace                       President West Region and            3/17/99
-----------------------------------------------------    Director
                    Barnett Grace

                 *  Sheila S. Blair                      Director                             3/17/99
-----------------------------------------------------
                   Sheila S. Blair

               *  James B. Boone, Jr.                    Director                             3/17/99
-----------------------------------------------------
                 James B. Boone, Jr.

                 *  Albert P. Brewer                     Director                             3/17/99
-----------------------------------------------------
                  Albert P. Brewer

                *  James S. M. French                    Director                             3/17/99
-----------------------------------------------------
                 James S. M. French

              *  Frank D. Hickingbotham                  Director                             3/17/99
-----------------------------------------------------
               Frank D. Hickingbotham

                   *  Olin B. King                       Director                             3/17/99
-----------------------------------------------------
                    Olin B. King

                *  Michael W. Murphy                     Director                             3/17/99
-----------------------------------------------------
                  Michael W. Murphy

                      SIGNATURE                                        TITLE                   DATE
-----------------------------------------------------    ---------------------------------    -------

                 *  Henry E. Simpson                     Director                             3/17/99
-----------------------------------------------------
                  Henry E. Simpson

                *  W. Woodrow Stewart                    Director                             3/17/99
-----------------------------------------------------
                 W. Woodrow Stewart

              *  Lee J. Styslinger, Jr.                  Director                             3/17/99
-----------------------------------------------------
               Lee J. Styslinger, Jr.

                  *  John H. Watson                      Director                             3/17/99
-----------------------------------------------------
                   John H. Watson

                *  Robert J. Williams                    Director                             3/17/99
-----------------------------------------------------
                 Robert J. Williams

              *  C. Kemmons Wilson, Jr.                  Director                             3/17/99
-----------------------------------------------------
               C. Kemmons Wilson, Jr.

          *By: /s/ Samuel E. Upchurch, Jr.                                                    3/17/99
  -------------------------------------------------
               Samuel E. Upchurch, Jr.

          as attorney-in-fact pursuant to a power of attorney

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(C)

                                         EXHIBITS

                                 EXHIBITS INDEX

 SEC ASSIGNED
EXHIBIT NUMBER                           DESCRIPTION OF EXHIBIT
--------------                           ----------------------
      3.         --   a. Bylaws as last amended on March 17, 1999.
                 --   b. Certificate of Incorporation as last amended on August
                      17, 1998, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission
                         and assigned file number 333-67153.
      4.         --   a. Subordinated Notes Indenture Agreement dated as of
                      December 1, 1992, incorporated by reference from the
                         Exhibits to the Registration Statement filed with the
                         Commission and assigned registration number 33-45714.
     10.         --   a. Regions Amended and Restated 1991 Long-Term Incentive
                      Plan incorporated by reference from Exhibit B to the
                         Registrant's proxy statement filed with the Commission
                         and dated March 16, 1995.
                      b. Regions Management Incentive Plan Amended and Restated as
                      of January 1, 1995, incorporated by reference from Appendix
                         A to the Registrant's proxy statement filed with the
                         Commission and dated March 16, 1995.
     21.         --   List of Subsidiaries of the Registrant.
     23.         --   Consent of Independent Auditors.
     24.1        --   Power of attorney.
     27          --   Financial Data Schedule (for SEC use only).