Form 10-Q
period 1999-03-31
REGIONS FINANCIAL CORP
filed 1999-05-14
CIK 36032

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED MARCH 31, 1999           COMMISSION FILE NUMBER
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

Common Stock, $.625 Par Value-224,057,502 shares outstanding as of April 30, 1999

                       REGIONS FINANCIAL CORPORATION

                                  INDEX



                                                         Page Number

      PART I.     FINANCIAL INFORMATION


      Item 1.     Financial Statements (Unaudited)


            Consolidated Statements of Condition -
            March 31, 1999, December 31, 1998
                 and March 31, 1998                               2


            Consolidated Statements of Income -
            Three months ended March 31, 1999 and
                 March 31, 1998                                   3

            Consolidated Statement of Stockholders' Equity -
                 Three months ended March 31, 1999                4


            Consolidated Statements of Cash Flows -
            Three months ended March 31, 1999 and
                 March 31, 1998                                   5


            Notes to Consolidated Financial Statements -
                 March 31, 1999                                   6




     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  13



     PART II.     OTHER INFORMATION


     Item 6.      Exhibits and Reports on Form 8-K               20



     SIGNATURES                                                  21

               REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CONDITION
                 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                March 31         December 31      March 31
                                  1999               1998           1998

ASSETS
Cash and due from banks         $ 1,243,942      $ 1,619,006      $ 1,343,681
Interest-bearing deposits in
 other banks                         75,492          143,965           90,245
Investment securities             3,480,541        3,125,114        3,005,329
Securities available for sale     5,489,283        4,844,023        4,070,436
Trading account assets               24,447           49,387           24,729
Mortgage loans held for sale      1,046,924          927,668          427,088
Federal funds sold and securities
 purchased under agreement
 to resell                           49,089          233,941          434,696
Loans                            25,602,677       24,430,113       23,308,754
Unearned income                     (62,441)         (64,526)         (72,832)
 Loans, net of unearned income   25,540,236       24,365,587       23,235,922
Allowance for loan losses          (330,151)        (315,412)        (329,051)
     Net Loans                   25,210,085       24,050,175       22,906,871
Premises and equipment              559,241          534,425          511,753
Interest receivable                 309,106          292,036          238,604
Due from customers on acceptances    73,036           57,046          141,948
Other assets                      1,051,946          955,154          729,667
                                $38,613,132      $36,831,940      $33,925,047
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing           $ 4,473,304      $ 4,577,125      $ 3,871,913
 Interest-bearing                24,657,747       23,772,941       23,553,201
  Total Deposits                 29,131,051       28,350,066       27,425,114
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under
   agreement to repurchase        2,506,805        2,067,278        1,733,618
  Commercial paper                   56,750           56,750           54,750
  Other short-term borrowings     2,934,584        2,372,700          959,526
Total Short-term Borrowings       5,498,139        4,496,728        2,747,894
Long-term borrowings                497,430          571,040          431,291
     Total Borrowed Funds         5,995,569        5,067,768        3,179,185
Bank acceptances outstanding         73,036           57,046          141,948
Other liabilities                   287,849          356,659          340,356
     Total Liabilities           35,487,505       33,831,539       31,086,603
Stockholders' Equity:
 Preferred Stock, par value
  $1.00 a share: authorized
  5,000,000 shares                        0                0                0
 Common Stock, par value $.625
  a share: authorized - 500,000,000
  shares; issued,including
  treasury stock - 223,910,981;
  221,305,715; and 220,200,726
  shares, respectively              139,944          138,316          137,627
 Surplus                          1,167,184        1,147,357        1,126,463
 Undivided profits                1,820,896        1,729,334        1,572,035
 Treasury stock, at cost - 888;
  851,588; and 15,943 shares,
  respectively                          (34)         (32,603)            (634)
 Unearned restricted stock           (6,294)          (6,955)          (8,548)
 Accumulated other comprehensive
  income                              3,931           24,952            11,501
Total Stockholders' Equity        3,125,627        3,000,401         2,838,444
                                $38,613,132      $36,831,940       $33,925,047

See notes to consolidated financial statements.

              REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                          Three Months Ended
                                               March 31
                                          1999        1998
Interest Income:
 Interest and fees on loans               $523,847    $503,943
 Interest on securities:
  Taxable interest income                  121,762      98,045
  Tax-exempt interest income                 9,798      11,191
   Total Interest on Securities            131,560     109,236
 Interest on mortgage loans held for sale	  20,636       9,016
 Income on federal funds sold
  and securities purchased under
  agreement to resell                          938       4,556
 Interest on time deposits in other banks      514       1,041
 Interest on trading account assets            315         305
Total Interest Income                      677,810     628,097

Interest Expense:
 Interest on deposits                      257,455     259,339
 Interest on short-term borrowings          57,599      34,517
 Interest on long-term borrowings            8,790       7,921
Total Interest Expense                     323,844     301,777
  Net Interest Income                      353,966     326,320
Provision for loan losses                   20,738      14,419
 Net Interest Income After Provision
  for Loan Losses                          333,228     311,901

Non-Interest Income:
 Trust department income                    12,751      13,156
 Service charges on deposit accounts        44,812      40,192
 Mortgage servicing and origination
  fees                                      33,084      26,218
 Securities gains (losses)                      16         104
 Other                                      52,452      28,687
  Total Non-Interest Income                143,115     108,357

Non-Interest Expense:
 Salaries and employee benefits            136,649     131,271
 Net occupancy expense                      14,656      15,169
 Furniture and equipment expense            16,530      14,800
 Other                                      94,740      80,782
  Total Non-Interest Expense               262,575     242,022
Income Before Income Taxes                 213,768     178,236
 Applicable income taxes                    77,282      61,172

Net Income                                $136,486    $117,064

Average number of shares
 outstanding                               222,408     219,445
Average number of shares
 outstanding--diluted                      225,467     223,441
Per share:
    Net income                               $0.61       $0.53
    Net income--diluted	                     $0.61       $0.52
    Cash dividends declared                  $0.25       $0.23

See notes to consolidated financial statements.

             REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                                                                Accumulated
                                                                                Unearned           Other
                              Common                  Undivided    Treasury    Restricted      Comprehensive
                               Stock     Surplus       Profits       Stock       Stock             Income        Total
BALANCE AT
 JANUARY 1, 1999              $138,316   $1,147,357   $1,729,334   $(32,603)   $(6,955)        $24,952           $3,000,401
Comprehensive Income:
 Net Income                                              136,486                                                    136,486
 Other comprehensive
  income, net of tax
   Unrealized (losses)
   on AFS securities, net of
   reclassification adjustment                                                                 (21,021)             (21,021)
 Comprehensive income*                                   136,486                               (21,021)             115,465
Equity from acquisitions
 accounted for as poolings
 of interests                    1,085       12,410       11,417                                                     24,912
Cash dividends declared
 ($0.25 per common share)                                (56,341)                                                   (56,341)
Purchase of treasury stock                                          (31,300)                   (31,300)
Treasury stock retired and
 reissued related to
 acquisitions accounted for
 as purchases                   (1,046)     (62,823)                 63,869                                              -0-
Common stock transactions:
  Stock issued for
   acquisitions                  1,046       56,878                                                                  57,924
  Stock issued to employees
   under incentive plan             77        4,663                                                                   4,740
  Stock options exercised          466        8,699                                                                   9,165
  Amortization of unearned
   restricted stock                                                                661                                  661
BALANCE AT MARCH 31, 1999     $139,944   $1,167,184   $1,820,896   $    (34)   $(6,294)          $3,931          $3,125,627

Disclosure of reclassification amount:
 Unrealized holding (losses) on AFS
  securities arising during period                                                             $(21,011)
Less: Reclassification adjustment, net of
  tax, for gains and losses realized in
  net income                                                                                         10
 Net unrealized gains on AFS
  securities, net of tax                                                                       $(21,021)

*Comprehensive income as of March 31, 1998 was $112.6 million.
See notes to consolidated financial statements.

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
              (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                         Three Months Ended
                                              March 31
                                         1999           1998
Operating Activities:
 Net income                              $  136,486	  $  117,064
 Adjustments to reconcile net cash
  provided by operating activities:
 Depreciation and amortization of
  premises and equipment                     14,268         15,222
 Provision for loan losses                   20,738         14,419
 Net (accretion) of securities                 (605)          (261)
 Amortization of loans and other assets      17,018         10,924
 Amortization of deposits and borrowings        104             46
 Provision for losses on other real estate       17             34
 Deferred income taxes                        3,460         (2,817)
 Gain on sale of premises and equipment        (485)          (406)
 Realized security (gains)                      (16)          (104)
 Decrease in trading account assets	    	   24,940         26,096
 (Increase) in mortgages held for sale     (119,256)       (66,177)
 (Increase) in interest receivable          (10,911)        (7,323)
 (Increase) decrease in other assets       (107,916)        38,508
 Increase in other liabilities              (56,579)       (86,739)
 Stock issued to employees                    4,871         14,717
 Other                                          660            862
  Net Cash Provided By Operating Activities (73,206)        74,065

Investing Activities:
 Net (increase) in loans                   (750,854)      (146,883)
 Proceeds from sale of securities
  available for sale                          1,730        180,960
 Proceeds from maturity of
  investment securities                     395,959        577,398
 Proceeds from maturity of securities
  available for sale                        672,314        746,242
 Purchase of investment securities         (771,049)      (250,632)
 Purchase of securities
  available for sale                     (1,243,986)    (1,642,013)
 Net decrease in interest-bearing
  deposits in other banks                    69,575  	       1,167
 Proceeds from sale of premises
  and equipment                               6,904          1,877
 Purchase of premises and equipment         (30,347)       (21,214)
 Net (increase) decrease in customers'
  acceptance liability                      (15,990)        15,314
 Net cash received in acquisitions          118,679         96,576
  Net Cash (Used) By Investing Activities(1,547,065)      (441,208)

Financing Activities:
 Net increase in deposits                   207,597        856,854
 Net increase in short-term borrowings      997,853         27,752
 Proceeds from long-term borrowings         120,876         13,890
 Payments on long-term borrowings          (203,486)       (90,397)
 Net increase (decrease) in bank
  acceptance liability                       15,990        (15,314)
 Cash dividends                             (56,341)       (44,543)
 Purchase of treasury stock                 (31,299)             0
 Issuance of stock by pooled company              0        (74,270)
 Proceeds from exercise of stock options      9,165          1,795
  Net Cash Provided By
   Financing Activities                   1,060,355        675,767
(Decrease) Increase In Cash And
  Cash Equivalents                         (559,916)       308,624
Cash and Cash Equivalents,
  Beginning of Period                     1,852,947      1,469,753

     Cash And Cash Equivalents,
       End of Period                     $1,293,031     $1,778,377

See notes to consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1999



NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

Prior period financial information has been restated for the business combinations with First Commercial Corporation (First Commercial) and other pooled companies, which were consummated in the third quarter of 1998. These transactions were accounted for as poolings of interests according to generally accepted accounting principles.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.


NOTE B -- Business Combinations

In January 1999, Regions issued 490,541 shares of common stock in exchange for all the outstanding stock of Meigs County Bancshares, Inc. of Decatur, Tennessee. This transaction, accounted for as a pooling of interests, added approximately $114 million in assets.

Also in January, Regions issued 464,827 shares of common stock in exchange for all the outstanding stock of VB&T Bancshares
Corporation of Valdosta, Georgia. This transaction, accounted for as a pooling of interests, added approximately $76 million in assets.

Additionally in January 1999, Regions issued 781,046 shares of common stock in exchange for all the outstanding stock of Bullsboro BancShares, Inc., of Newnan, Georgia. This transaction, accounted for as a pooling of interests, added approximately $101 million in assets.

On March 31, 1999, Regions issued 1,672,893 shares of common stock in exchange for all the outstanding stock of Arkansas Banking Company of Jonesboro, Arkansas. This transaction, accounted for as a purchase, added approximately $355 million in assets and generated approximately $35 million in excess purchase price.

As explained in Note A, Regions restated the prior period financial information for the First Commercial transaction and other pooled companies, which were closed in the third quarter of 1998.

 The following table presents financial information as reported by Regions, First Commercial, other pooled companies and on a combined basis for the three months ended March 31, 1998.

Net interest income:
   (in thousands, except per share data)

  Regions                    $245,406
  First Commercial             70,397
  Other pooled companies       10,517
  Combined                   $326,320

Net income:

  Regions                    $ 86,203
  First Commercial             27,308
  Other pooled companies        3,553
  Combined                   $117,064


Net income per common share:

  Regions                    $.58
  Combined                   $.53


Net income per common share - diluted:

  Regions                    $.57
  Combined                   $.52




NOTE C - Pending Acquisitions


As of March 31, 1999 Regions has no pending business combinations.



NOTE D - New Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' (Statement 133). Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes 'special accounting' for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Statement 133 is effective for quarters in fiscal years beginning after June 15, 1999. Regions is currently evaluating the impact of Statement 133 on its financial position and results of operations.

NOTE E - Year 2000 Compliance

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

The projected total cost of the Year 2000 project is currently estimated at approximately $20 million and is being funded through operating cash flows. The projected total costs includes personnel costs and other operating expenses related to the modification of systems and applications, as well as the cost to purchase or lease certain hardware and software. Personnel costs and other operating expenses associated with the Year 2000 project will be expensed in the period incurred. The costs of hardware and software associated with the Year 2000 project will be capitalized in accordance with normal policy. The costs of the project and the date on which Regions plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. From initiation of the project through March 31, 1999, a cumulative total of approximately $12.0 million had been spent on the assessment of and efforts in connection with the Year 2000 project, including the renovation and repair of noncompliant systems. This includes approximately $10.2 million expended in 1997 and 1998 (including $2 million for hardware and software) and $1.8 million expended to date in 1999. The majority of the remaining cost will be spent on personnel costs and consultant fees.

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


NOTE F. Business Segment Information


In 1998, Regions adopted FASB No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires additional financial disclosure of segment information in the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. The new disclosures are as follows.

Regions segment information is presented geographically, based on Regions' six operating regions in the Southeastern United States. Each region is a strategic business unit that serves a particular group of customers in a specified area. The company's six reportable regions are Central, North, Northeast, South, Southwest, and West. These regions have separate managements that are responsible for the operation of each business unit.
The Central region mainly consists of central Alabama and all of South Carolina. The Northern region is made up of north Alabama and middle Tennessee. Regions' Georgia franchise comprises the Northeast region. The South region consists primarily of south Alabama and the Florida panhandle. The Southwest region is made up of west Alabama, all of Louisiana and central Florida. The West region consists of Arkansas, east Texas and west Tennessee. In addition, Regions has included the activity of its mortgage banking segment. The other reportable segments include activity of Regions' broker dealer and insurance subsidiaries, the indirect lending division, and the parent company.

The accounting policies used by each reportable segment are the same as those discussed in Note A to the Consolidated Financial Statements included under
Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

(in thousands)
1999

                           Central       North       Northeast     South       Southwest
Net interest income
 (expense)                    $49,715       $28,420     $51,566        $44,657     $48,885
Provision for loan loss         2,985         1,377       2,897          2,355       2,524
Non-interest income            13,234         7,167      12,716         13,447      12,382
Non-interest expense           26,464        14,859      28,752         22,193      24,949
Income taxes                   12,677         7,473      12,671         12,304      13,125

   Net income                 $20,823       $11,878     $19,962        $21,252     $20,669

Average assets             $4,440,707    $2,895,879  $4,412,386      $4,122,992  $4,818,507

                                         Mortgage                  Total
                           West          Banking     Other         Company
Net interest income
 (expense)                    $65,835       $(2,893)    $67,781       $353,966
Provision for loan loss         3,382            17       5,201         20,738
Non-interest income            15,781        39,882      28,506        143,115
Non-interest expense           35,953        32,132      77,273        262,575
Income taxes                   16,532         1,830         670         77,282

   Net income                 $25,749       $ 3,010     $13,143       $136,486

Average assets             $5,809,072    $1,556,572  $9,266,338    $37,322,453

1998

                           Central       North       Northeast     South         Southwest
Net interest income
 (expense)                    $47,152       $25,027     $49,299        $40,126      $44,515
Provision for loan loss         2,229           938       1,965          1,610        1,771
Non-interest income            12,361         6,900      10,112         13,058       10,191
Non-interest expense           26,401        13,188      29,129         20,837       25,868
Income taxes                   11,708         6,786      10,899         11,337       10,418

   Net income                 $19,175       $11,015     $17,418        $19,400      $16,649

Average assets             $4,285,083    $2,551,904  $4,041,604     $3,859,734   $4,433,819

                                         Mortgage                   Total
                           West          Banking     Other          Company
Net interest income
 (expense)                    $60,860       $(2,578)    $61,919       $326,320
Provision for loan loss         3,767             8       2,131         14,419
Non-interest income            12,584        39,318       3,833        108,357
Non-interest expense           36,284        27,425      62,890        242,022
Income taxes                   13,252         3,543      (6,771)        61,172

   Net income                 $20,141       $ 5,764     $ 7,502       $117,064

Average assets             $5,947,942      $756,798  $7,020,577    $32,897,461

                    Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Regions' total assets at March 31, 1999, were $38.6 billion -- an increase of 14% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans and securities, due to acquisition activity and internal growth.
Since year-end 1998, total assets have increased 5%, due primarily to acquisition activity and internal growth.

Comparisons with the prior year are affected by the acquisition of St. James Bancorporation, Inc., EFC Holdings Corporation, Arkansas Banking Company and the branch purchase from First Union National Bank (accounted for as purchases) and by the business combinations with Meigs County Bancshares, Inc., VB&T Bancshares Corporation and Bullsboro BancShares, Inc. (all of which were accounted for as poolings of interests). Prior year financial information has not been restated to give effect to the Meigs County, VB&T, and Bullsboro transactions since the effect is not material. Prior period financial information has been restated for the business combination with First Commercial Corporation and other pooled companies which were closed in the third quarter of 1998. Relevant 1998 and 1999 acquisitions (excluding the business combinations for which the prior period financial information has been restated) are summarized as follows:

Date                    Company                   Headquarters          Total Assets        Accounting
Acquired                Acquired                  Location              (in thousands)      Treatment

September               Branches of First         Valdosta,
1998                    Union National Bank       Georgia               $108,913            Purchase

November                EFC Holdings              Charlotte,
1998                    Corporation               North Carolina          63,147            Purchase

December                St. James                 Lutcher,
1998                    Bancorporation, Inc.      Louisiana              171,572            Purchase

January                 Meigs County              Decatur,
1999                    Bancshares, Inc.          Tennessee              114,407            Pooling

January                 VB&T Bancshares           Valdosta,
1999                    Corporation               Georgia                 75,733            Pooling

January                 Bullsboro                 Newnan,
1999                    BancShares, Inc.          Georgia                100,682            Pooling

March                   Arkansas Banking          Jonesboro,
1999                    Company                   Arkansas               354,981            Purchase


Loans have increased 10% since a year ago. During the third quarter of 1998, Regions securitized $534 million of mortgage loans. Loans added from the purchase acquisitions, combined with the three pooling transactions, offset the effect of the securitization. The 10% increase was attributable primarily to growth in the real estate loan portfolio. Since year-end, total loans have increased 5%, due to $433 million in loans added by acquisitions and $742 million in internal growth. The average yield on loans during the first three months of 1999 was 8.63%, compared to 9.04% during the same period in 1998. This decrease was primarily the result of lower average base lending rates.



Non-performing assets were as follows (in thousands):

                         March 31,         Dec. 31,           March 31,
                           1999              1998               1998

Non-accruing loans       $152,630          $124,718           $154,720
Loans past due 90
  days or more            121,393           134,411             28,665
Renegotiated loans          5,084             4,550              2,594
Other real estate          15,069            17,273             24,041

Total                    $294,176          $280,952           $210,020

Non-performing assets
  as a percentage of
  loans and other real
  estate                     1.15%             1.15%               .90%

Non-accruing loans have decreased $2.1 million since March of last year but increased $27.9 million since year end. The increase over year end was primarily in the commercial real estate category resulting from the transfer of certain credits to non-accrual status. Loans past due 90 days or more increased $92.7 million, compared to March 1998, primarily due to a change in policy (to no longer transfer consumer loans past due 90 days or more to non-accrual status as a matter of course). At March 31, 1999, real estate loans comprised $93.2 million of total non-accruing loans, with commercial loans accounting for $52.9 million and consumer loans $6.5 million. Other real estate decreased $2.2 million since year end, and $9.0 million since March 1998, due primarily to the disposition and writedown of several parcels of other real estate.


Activity in the allowance for loan losses is summarized as follows
(in thousands):

                                      March 31,              March 31,
                                        1999                   1998

Balance at beginning of period        $315,412               $304,223
Net loans charged-off:
  Commercial                             1,833                     73
  Real estate                              366                    719
  Installment                            9,334                 11,057

     Total                              11,533                 11,849

Allowance of acquired banks              5,534                 22,258

Provision charged to expense            20,738                 14,419

Balance at end of period              $330,151               $329,051

Net loan losses in the first three months of 1999 and 1998 were 0.19% and 0.21% of average loans (annualized), respectively. At March 31, 1999 and at year end, the allowance for loan losses stood at 1.29% of loans, compared to 1.42% a year ago. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 118% and 112%, respectively, at March 31, 1999, compared to 177% and 157%, respectively, at March 31, 1998.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 1999, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

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

Total securities have increased 27% since a year ago and 13% since year end, as a result of securities added by acquisitions in 1999, the securitization of real estate mortgage loans in the third quarter of 1998 (which resulted in a $534 million increase in available for sale securities) and increased balance sheet leveraging.

Mortgage loans held for sale have increased $620 million since March 31, 1998 and $119 million since year end as a result of record levels of residential mortgage loan production at Regions' mortgage banking subsidiary. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $1.8 billion during the first three months of 1999, compared to $874 million during the same time period in 1998.

Interest-bearing deposits in other banks at March 31, 1999 totaled
$75.5 million, a decrease of $14.8 million compared to a year ago and $68.5 million compared to year end. These decreases resulted from the utilization of alternative investments as opposed to the interest bearing deposits, which were acquired in connection with acquisitions.

Net federal funds purchased and security repurchase agreements totaled $2.5 billion at March 31, 1999, $1.8 billion at year end and $1.3 billion at March 31, 1998. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first three months of 1999 net funds purchased averaged $2.1 billion compared to $1.3 billion for the same period of 1998, indicating increased reliance on purchased funds to support earning asset growth since the first quarter of 1998.

Premises and equipment have increased $24.8 million since year end and $47.5 million since March 31, 1998. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since December 1998 and the installation of new branch equipment.

Other assets have increased $96.8 million since year end, and $322.3 million since the first quarter of last year. These increases were due primarily to higher excess purchase price due to acquisitions, as well as increased investments in low-income housing partnerships and increased mortgage servicing rights.

Total deposits have increased 6% since March 31 of last year. The deposits acquired in connection with acquisitions resulted in a 3% increase, with the remaining 3% increase attributable to internal growth. The internal growth resulted primarily from increases in interest-bearing checking accounts, large certificates of deposit and other time deposits. Since year end, total deposits have increased 1%, after adjusting for the deposits acquired in connection with acquisitions during the first quarter of 1999.

Other short-term borrowings increased $2.0 billion since March 31, 1998 and $562 million since year end. These increases are the result of Regions' increased utilization of Federal Home Loan Bank structured notes as a short-term funding source due to more favorable rates on this funding source relative to other sources of funding.

Long-term borrowings have decreased $73.6 million since year end, but increased $66.1 million since March 31, 1998. The decrease in long-term borrowings since year end resulted primarily from maturities of Federal Home Loan Bank advances and other long term notes payable. The increase, as compared to the first quarter of 1998, in long-term borrowings is increased use of Federal Home Loan Bank advances to fund earning asset growth.

Stockholders' equity was $3.1 billion at March 31, 1998, an increase of 10% over last year and an increase of 4% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since December 1998. The accumulated other comprehensive income totaled $3.9 million at March 31, 1999, compared to $25.0 million at year end and $11.5 million at March of 1998. Regions' ratio of equity to total assets was 8.09% at March 31, 1999, compared to 8.37% a year ago and 8.15% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At March 31, 1999, the loan to deposit ratio was 87.67%, compared to 84.72% a year ago and 85.95% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first three months of 1999 increased $27.6 million or 8%, compared to the same period in 1998. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.23% in the first three months of 1999, compared to 4.43% in the same period in 1998. This ratio decreased due to unfavorable repricing of the securities and loan portfolios partially offset by lower funding costs in the first quarter of 1999.

The provision for loan losses was $20.7 million or .34% annualized of average loans in the first quarter of this year, compared to $14.4 million or .25% annualized of average loans in the first quarter of 1998. Acquisitions added $5.5 million to the allowance for loan losses in the first quarter of 1999.

Total non-interest income increased $34.8 million or 32% over the first three months of 1998. Trust department income decreased slightly compared to the first quarter of 1998 due to lower advisory fees from mutual funds. Increased number of deposit ac-counts due to acquisitions and internal growth resulted in service charges on deposit accounts increasing $4.6 million or 11% in the first three months of 1999 compared to the same period in 1998. Mortgage servicing and origination fees increased $6.9 million or 26% in the first three months of 1999 compared to the same period in 1998. Mortgage origination fees were up significantly due to increased volume of new loan production in 1999. Mortgage servicing fees were also higher on a year-to-year comparison. The mortgage company's servicing portfolio totaled $23.0 billion at March 31, 1999. Other non-interest income increased $23.8 million in the first quarter of 1999 over 1998. The increase is a result of an $18.4 million gain from the sale of joint venture banking interests recognized in the first quarter of 1999 and increases in trading account income, brokerage income and insurance premiums and commissions.

Total non-interest expense increased $20.6 million or 8% in the first quarter of 1999 compared to the same period in 1998. Salaries and employee benefits were up 4% in the first quarter of 1999 compared to the same period in 1998, due to an increase in the number of employees because of acquisitions coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 4% in the first quarter of 1999 over the same period in 1998. The increase is primarily due to additional expenses associated with branch offices and equipment added by the 1999 acquisitions. Other non-interest expense increased $14.0 million or 17% in the first quarter of 1999 compared to the same period in 1998. The increase resulted from increases in amortization of mortgage servicing rights, communication costs, postage and legal fees.


Income tax expense increased $16.1 million or 26% over the first quarter of 1998. This increase was the result of an increase in taxable income and an increase in taxable income as a percentage of total income.

Net income for the first quarter was $136.5 million--up 17% compared to the first quarter of last year. Annualized return on stockholders' equity increased to 18.13%, compared to 16.79% in the first quarter of last year. Annualized return on assets also increased to 1.48% in the first quarter of 1999, compared to 1.44% for the same period in 1998.

Part II.    Other Information



Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  (27.1) Financial Data Schedule (SEC use only)


            (b)   Reports on Form 8-K:

No report on Form 8-K was filed in the first quarter of 1999.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







                     Regions Financial Corporation


DATE:  May 12, 1999                          /s/ Robert P. Houston
                                                  Robert P. Houston
                                                  Executive Vice President and
                                                  Comptroller
                                                 (Chief Accounting Officer and
                                                  Duly Authorized Officer)