Form 10-Q
period 1999-06-30
REGIONS FINANCIAL CORP
filed 1999-08-12
CIK 36032

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1999 	COMMISSION FILE NUMBER
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


Registrant's telephone number, including area code: (205) 944-1300




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

Common Stock, $.625 Par Value-223,903,236 shares outstanding as of July 31, 199

	REGIONS FINANCIAL CORPORATION

	INDEX



					Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statements of Condition -
		June 30, 1999, December 31, 1998
			and June 30, 1998                    		   2


		Consolidated Statements of Income -
		Three months ended June 30, 1999 and
			June 30, 1998 and Six months ended
			June 30, 1999 and June 30, 1998			   3

		Consolidated Statement of Stockholders' Equity -
			Six months ended June 30, 1999			   4


		Consolidated Statements of Cash Flows -
		Six months ended June 30, 1999 and
			June 30, 1998           			  	   5


		Notes to Consolidated Financial Statements -
			June 30, 1999            			 	   6




	Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	  13



	PART II.	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security
			Holders                 				  20

	Item 6.	Exhibits and Reports on Form 8-K			  20



	SIGNATURES									  21

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                    June 30           December 31      June 30
                                     1999                 1998           1998

ASSETS
Cash and due from banks             $ 1,350,476       $ 1,619,006       $ 1,393,961
Interest-bearing deposits
 in other banks                          77,255           143,965            98,907
Investment securities                 3,327,552         3,125,114         2,787,680
Securities available for sale         5,512,854         4,844,023         4,444,509
Trading account assets                   23,982            49,387            18,532
Mortgage loans held for sale          1,266,412           927,668           717,557
Federal funds sold and securities
 purchased under agreement to resell     58,192           233,941           245,393
Loans                                26,621,557        24,430,113        23,728,897
Unearned income                         (68,872)          (64,526)          (70,600)
  Loans, net of unearned income      26,552,685        24,365,587        23,658,297
Allowance for loan losses              (326,982)         (315,412)         (331,633)
      Net Loans                      26,225,703        24,050,175        23,326,664
Premises and equipment                  571,564           534,425           519,719
Interest receivable                     323,166           292,036           269,421
Due from customers on acceptances        54,339            57,046            64,219
Other assets                          1,016,127           955,154           840,257
                                    $39,807,622       $36,831,940       $34,726,819
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing              $ 4,569,264		$ 4,577,125	$ 3,869,690
  Interest-bearing                   23,857,947		 23,772,941	 23,382,332
   Total Deposits                    28,427,211		 28,350,066	 27,252,022
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase                      3,922,436		  2,067,278	  1,537,299
  Commercial paper                       56,750 	     56,750	     54,750
  Other short-term borrowings         3,457,604		  2,372,700	  2,114,740
Total Short-term Borrowings           7,436,790 	  4,496,728	  3,706,789
 Long-term borrowings                   388,377  	    571,040	    421,665
Total Borrowed Funds                  7,825,167   	  5,067,768	  4,128,454
Bank acceptances outstanding             54,339		     57,046	     64,219
Other liabilities			356,313		    356,659	    355,112
Total Liabilities                    36,663,030		 33,831,539	 31,799,807
Stockholders' Equity:
 Preferred Stock, par value $1.00
  a share: Authorized 5,000,000 shares        0  	          0 	          0
 Common Stock, par value $.625 a share:
  Authorized - 500,000,000 shares
  Issued, including treasury stock -
  224,018,774; 221,305,715; and
  220,518,856 shares, respectively      140,012		    138,316	    137,834
 Surplus                              1,167,994		  1,147,357	  1,127,762
 Undivided profits                    1,906,929		  1,729,334	  1,654,807
 Treasury stock, at cost - 888;
  851,588; and 15,943 shares,
  respectively                              (34)	    (32,603)	       (634)
 Unearned restricted stock               (5,765)  	     (6,955)	     (8,145)
 Accumulated other comprehensive
  income                                (64,544)	     24,952	     15,388
Total Stockholders' Equity            3,144,592		  3,000,401	  2,927,012
                                    $39,807,622		$36,831,940	$34,726,819

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                    Three Months Ended         Six Months Ended
					   June 30                   June 30
                                     1999          1998        1999           1998

Interest Income:
  Interest and fees on loans          $549,864  $520,528	$1,073,711	$1,024,471
  Interest on securities:
    Taxable interest income            128,773   102,226	   250,535	   200,271
    Tax-exempt interest income           9,761    10,461	    19,559	    21,652
    Total Interest on Securities       138,534   112,687	   270,094	   221,923
  Interest on mortgage loans held
    for sale                            17,548     9,193	    38,184	    18,209
  Income on federal funds sold and
    securities purchased under
    agreement to resell		           937     3,526	     1,875	     8,082
  Interest on time deposits in other
    banks				   573     1,054	     1,087	     2,095
  Interest on trading account assets       352       115	       667	       420
    Total Interest Income	       707,808   647,103	 1,385,618	 1,275,200

Interest Expense:
  Interest on deposits		       255,257   270,753	   512,712	   530,092
  Interest on short-term borrowings     72,928    36,687	   130,527	    71,204
  Interest on long-term borrowings       7,685     7,512	    16,475	    15,433
    Total Interest Expense	       335,870   314,952	   659,714	   616,729
    Net Interest Income		       371,938   332,151	   725,904	   658,471

Provision for loan losses	        23,944    14,516	    44,682	    28,935
Net Interest Income After Provision
  for Loan Losses		       347,994   317,635	   681,222	   629,536

Non-Interest Income:
  Trust department income	        12,610    12,275	    25,361	    25,431
  Service charges on deposit accounts   46,845    41,873	    91,657	    82,065
  Mortgage servicing and origination
    fees			        26,453    30,178	    59,537	    56,396
  Securities gains		            22     2,938	        38	     3,042
  Other				        35,861    34,079	    88,313	    62,766
    Total Non-Interest Income	       121,791   121,343	   264,906	   229,700

Non-Interest Expense:
  Salaries and employee benefits       138,723   134,417	   275,372	   265,688
  Net occupancy expense		        14,334    16,242	    28,990	    31,411
  Furniture and equipment expense       16,322    16,083	    32,852 	    30,883
  Other				        90,845    81,755	   185,585 	   162,537
    Total Non-Interest Expense         260,224   248,497	   522,799 	   490,519
    Income Before Income Taxes	       209,561   190,481	   423,329 	   368,717
Applicable income taxes		        67,527    64,124	   144,809 	   125,296
    Net Income			      $142,034  $126,357	  $278,520	  $243,421
Average number of shares outstanding   223,995   220,392	   223,206	   219,921
Average number of shares outstanding
  -diluted			       226,887   224,630	   226,181	   224,039
Per share:
  Net income    		         $0.63     $0.57	     $1.25	     $1.11
  Net income-diluted			 $0.63     $0.56	     $1.23	     $1.09
  Cash dividends declared		 $0.25     $0.23	     $0.50 	     $0.46

See notes to consolidated financial statements.









REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

														Accumulated
												Unearned	Other
				Common 				Undivided	Treasury	Restricted	Comprehen-
				Stock		Surplus		Profits		Stock		Stock		sive Income	Total
BALANCE AT
  JANUARY 1, 1999		$138,316	$1,147,357	$1,729,334	$(32,603)	$(6,955)	  $24,952	$3,000,401
Comprehensive Income:
  Net Income							   278,520							   278,520
  Other comprehensive
   income, net of tax
    Unrealized (losses)
     on available for
     sale securities,
     net of
     reclassification
     adjustment													 (89,496)	  (89,496)
  Comprehensive income*						   278,520					 (89,496)	  189,024
Equity from acquisitions
 accounted for as poolings
 of interests                      1,085	    12,410	    11,417							   24,912
Cash dividends declared
 ($0.50 per common share)					  (112,342)							 (112,342)
Purchase of treasury stock							 (42,770)					  (42,770)
Treasury stock retired and
 reissued related to
 acquisitions accounted
 for as purchases		  (1,234)	  (74,105)			  75,339					       -0-
Common stock transactions:
  Stock issued for
   acquisitions			   1,234	   67,917									   69,151
  Stock issued to employees
   under incentive plan		      78	    4,660									    4,738
  Stock options exercised 	     533	    9,755									   10,288
  Amortization of unearned
   restricted stock										    1,190			    1,190
BALANCE AT
  JUNE 30, 1999			$140,012	$1,167,994	 $1,906,929	$    (34)	  $(5,765)	$(64,544)      $3,144,592
Disclosure of reclassification amount:
Unrealized holding (losses) on
 available for sale securities arising
 during period													 $(89,471)
Less:Reclassification adjustment, net
 of tax, for gains and losses realized
 in net income													       25
Net unrealized gains on available for
 sale securities, net of tax											 $(89,496)

*Comprehensive income for the six and three months ended June 30, 1998 was $242.9 million and $130.3 million respectively.
Comprehensive income for the three months ended June 30, 1999 was $73.6 million.
See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						   Six Months Ended
					                  June 30
						   1999		  1998
Operating Activities:
  Net income					$   278,520	$   243,421
  Adjustments to reconcile net cash provided
    by operating activities
   Depreciation and amortization of premises
    and equipment				     26,957	     32,353
   Provision for loan losses			     44,682	     28,935
   Net (accretion) of securities		        (89)	        (15)
   Amortization of loans and other assets	     35,242	     21,330
   Amortization of deposits and borrowings	        169	        123
   Provision for losses on other real estate	        103	         59
   Deferred income taxes			      2,920	      2,686
   Gain on sale of premises and equipment	     (1,025)	       (114)
   Realized securities (gains)			        (38)	     (3,042)
   Decrease in trading account assets		     25,405	     32,027
   (Increase) in mortgages held for sale	   (338,744)	   (361,301)
   (Increase) in interest receivable		    (24,971)	    (37,934)
   (Increase) in other assets			    (90,311)	    (79,420)
   Increase (decrease) in other liabilities	     50,731	    (80,506)
   Stock issued to employees			      4,959	     14,717
   Other					      1,191	      1,676
  Net Cash Provided (Used) By Operating
    Activities					     15,701	   (185,005)

Investing Activities:
  Net (increase) in loans 			 (1,790,512)	   (563,236)
  Proceeds from sale of securities available
    for sale					      1,752	    612,272
  Proceeds from maturity of investment securities   352,421	    986,086
  Proceeds from maturity of securities
    available for sale				  1,440,976	  1,404,220
  Purchase of investment securities		   (701,570)	   (472,507)
  Purchase of securities available for sale	 (2,016,802)	 (3,087,162)
  Net decrease (increase) in interest-bearing
   deposits in other banks			     67,812	     (7,778)
  Proceeds from sale of premises and equipment	     15,305	      3,360
  Purchase of premises and equipment		    (63,221)	    (44,934)
  Net decrease in customers' acceptance liability     2,707	     93,043
  Net cash received in acquisitions		    130,150	     23,598
       Net Cash (Used) By Investing Activities	 (2,560,982)	 (1,053,038)

Financing Activities:
  Net (decrease) increase in deposits		   (496,308)	    677,344
  Net increase in short-term borrowings		  2,936,504	    986,243
  Proceeds from long-term borrowings		    422,020	    213,408
  Payments on long-term borrowings		   (613,683)	   (296,840)
  Net (decrease) in bank acceptance liability	     (2,707)	    (93,043)
  Cash dividends				   (112,342)	    (89,530)
  Purchase of treasury stock			    (42,770)	         -0-
  Issuance of stock by pooled company		         -0-	    (74,270)
  Proceeds from exercise of stock options	     10,288	      4,603
Net Cash Provided By Financing Activities	  2,101,002	  1,327,915
(Decrease) Increase in Cash and Cash Equivalents   (444,279)	     89,872
Cash and Cash Equivalents, Beginning of Period	  1,852,947	  1,549,482
   Cash and Cash Equivalents, End of Period	 $1,408,668	 $1,639,354

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1999



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


NOTE B -- Business Combinations

Regions completed no business combinations in the second quarter of 1999.

As explained in Note A, Regions restated the prior period financial information for the First Commercial transaction and other pooled companies, which were closed in the third quarter of 1998.

The following table presents financial information as reported by Regions, First Commercial, other pooled companies and on a combined basis for the six months ended June 30, 1998.

(in thousands, except per share data)

Net interest income:
  Regions                    $490,858
  First Commercial            146,274
  Other pooled companies       21,339
  Combined                   $658,471

Net income:
  Regions                    $175,846
  First Commercial             60,472
  Other pooled companies        7,103
  Combined                   $243,421

Net income per common share:
  Regions                    $1.17
  Combined                   $1.11

Net income per common share - diluted:
  Regions                    $1.15
  Combined                   $1.09

NOTE C -- Pending Acquisitions

Regions' pending acquisitions are summarized in the following table. These transactions are expected to be accounted for as purchases and are subject to applicable shareholder and regulatory approvals.

									Expected
									Number of
									Shares of
									Regions to
			Approximate					be
			Asset Size	Type of		Exchange	issued (1)
Institution		(in millions)	Consideration	Ratio 		(in 000's)

LCB
Corporation,
of 					Regions
Fayetteville, 				Common
Tennessee		$175		Stock		15.789		1,232

North Alabama 				Regions
Bank of Hazel 				Common
Green, Alabama		  55		Stock		3.947		  395

Minden
Bancshares,
Inc. of 				Regions
Minden, 				Common
Louisiana		 332		Stock		8.000		2,245

(1) - Based on the number of shares of outstanding stock of each institution as of the announcement date.


NOTE D -- New Accounting Standards

In June 1999, The FASB issued Statement of Financial Accounting Standards No. 137, 'Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133' (Statement 137). Statement 137 defers for one year the effective date of FASB Statement of Financial Accounting Standards No. 133, 'Accounting for Derivatives Instruments and Hedging Activities' (Statement 133). Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes 'special accounting' for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. As amended, Statement 133 is effective for quarters in fiscal years beginning after June 15, 2000. Regions is currently evaluating the impact of Statement 133 on its financial position and results of operations.

NOTE E -- Year 2000 Compliance

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

The projected total cost of the Year 2000 project is currently estimated at approximately $20 million and is being funded through operating cash flows. The projected total costs includes personnel costs and other operating expenses related to the modification of systems and applications, as well as the cost to purchase or lease certain hardware and software. Personnel costs and other operating expenses associated with the Year 2000 project will be expensed in the period incurred. The costs of hardware and software associated with the Year 2000 project will be capitalized in accordance with normal policy. The costs of the project and the date on which Regions plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. From initiation of the project through June 30, 1999, a cumulative total of approximately $13.8 million had been spent on the assessment of and efforts in connection with the Year 2000 project, including the renovation and repair of noncompliant systems. This includes approximately $10.2 million expended in 1997 and 1998 (including $2 million for hardware and software) and $3.6 million expended to date in 1999. The majority of the remaining cost will be spent on personnel costs and consultant fees.

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

NOTE F -- Announced Stock Repurchase

On July 21, 1999, Regions Board of Directors authorized the repurchase of up to 12 million shares, approximately 5.4% of outstanding shares, of the Registrant's common stock. The purchases would be made from time to time in the open market or in privately negotiated transactions and are expected to be completed over the next 24 months, depending on market conditions and other factors.

NOTE G. Business Segment Information

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

1999
(in thousands)
			Central		North		Northeast	South		Southwest

Net interest income	  $ 99,556	   $63,823	  $105,858	   $89,365	  $111,776
Provision for loan loss	     6,426	     3,272	     6,249	     4,982	     6,059
Non-interest income	    28,099	    16,236	    26,290	    26,382	    26,872
Non-interest expense	    53,612	    34,077	    58,722	    45,089	    59,351
Income taxes		    25,362	    16,544	    26,305	    24,274	    28,346

  Net income 		  $ 42,255	   $26,166	  $ 40,872	   $41,402	  $ 44,892

Average assets		$4,361,046	$3,196,200	$4,404,110	$4,115,807	$5,520,768

					Mortgage			Total
			West		Banking		Other		Company
Net interest income 	  $136,024	   $ 6,795	  $112,707	   $725,904
Provision for loan loss      7,410 	        42	    10,242	     44,682
Non-interest income	    33,335 	    71,081	    36,611 	    264,906
Non-interest expense	    73,905	    63,770	   134,273	    522,799
Income taxes		    34,466	     5,289	  (15,777)	    144,809

   Net income		  $ 53,578	   $ 8,775	   $20,580	   $278,520

Average assets		$5,825,461	$1,448,145	$9,301,086	$38,172,623

1998

			Central		North		Northeast	South		Southwest

Net interest income	   $97,023	  $53,935	  $98,826	   $81,923	  $101,004
Provision for loan loss	     4,412	     2,105	     3,973	     3,282	     4,091
Non-interest income	    24,638	    14,006	    20,985  	    25,673	    22,064
Non-interest expense	    52,900	    29,223	    58,136	    43,017	    58,450
Income taxes		    24,231	    13,780	    22,214	    22,512	    23,217

   Net income		  $40,118	  $22,833	  $35,488	  $38,785	  $37,310

Average assets		$4,304,125	$2,762,189	$4,050,999	$3,952,146	$4,968,195

					Mortgage			Total
			West		Banking		Other		Company

Net interest income	  $123,187	   $ 5,544	   $97,029	   $658,471
Provision for loan loss      7,418 	        17	     3,637	     28,935
Non-interest income	    27,790 	    71,679	    22,865 	    229,700
Non-interest expense	    73,407	    55,694	   119,692	    490,519
Income taxes		    27,745	     8,203	   (16,606)	    125,296

   Net income		  $ 42,407	   $13,309	   $13,171	   $243,421

Average assets		$6,068,717	  $811,976	$6,432,819	$33,351,166

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Regions' total assets at June 30, 1999, were $39.8 billion -- an increase of 15% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans and securities, due to acquisition activity and internal growth.
Since year-end 1998, total assets have increased 8%, due primarily to acquisition activity and internal growth.

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

Date 						Headquarters	Total Assets	Accounting
Acquired		Company Acquired	Location	(in thousands)	Treatment

September 1998		Branches of First
			Union National 		Valdosta,
			Bank			Georgia		  $108,913	Purchase

November 1998		EFC Holdings 		Charlotte,
			Corporation		North Carolina	    63,147	Purchase

December 1998		St. James
			Bancorporation, 	Lutcher,
			Inc.			Louisiana	   171,572	Purchase

January 1999		Meigs County 		Decatur,
			Bancshares, Inc.	Tennessee	   114,407	Pooling

January 1999		VB&T Bancshares 	Valdosta,
			Corporation		Georgia		    75,733	Pooling

January 1999		Bullsboro 		Newnan,
			BancShares, Inc.	Georgia		   100,682	Pooling

March 1999		Arkansas Banking 	Jonesboro,
			Company			Arkansas	   354,981	Purchase

Loans have increased 12% since a year ago. During the third quarter of 1998, Regions securitized $534 million of mortgage loans. Loans added from the purchase acquisitions, combined with the three pooling transactions, offset the effect of the securitization. The 12% increase was attributable primarily to growth in the real estate loan portfolio. Since year-end, total loans have increased 9%, due to $433 million in loans added by acquisitions and $1.8 billion in internal growth. The average yield on loans during the first six months of 1999 was 8.54%, compared to 9.00% during the same period in 1998. This decrease was primarily the result of lower average base lending rates.



Non-performing assets were as follows (in thousands):

			June 30,	Dec. 31,	June 30,
			  1999	 	 1998		  1998

Non-accruing loans	$159,103	$124,718	$167,343
Loans past due 90
  days or more		  99,575  	 134,411	  42,202
Renegotiated loans	   5,849	   4,550	   4,084
Other real estate	  13,942	  17,273	  21,932

	  Total		$278,469	$280,952	$235,561

Non-performing assets
  as a percentage of
  loans and other real
  estate		  1.05%		   1.15%	    .99%

Non-accruing loans have decreased $8.2 million since June of last year but increased $34.4 million since year end. The increase over year end was primarily in the commercial real estate category resulting from the transfer of certain credits to non-accrual status. Loans past due 90 days or more increased $57.4 million, compared to June 1998, primarily due to a change in policy (to no longer transfer consumer loans past due 90 days or more to non-accrual status as a matter of course). At June 30, 1999, real estate loans comprised $111.8 million of total non-accruing loans, with commercial loans accounting for $46.4 million and consumer loans $0.9 million. Other real estate decreased $3.3 million since year end, and $8.0 million since June 1998, due primarily to the disposition and writedown of several parcels of other real estate.


Activity in the allowance for loan losses is summarized as follows
(in thousands):

			 		June 30,	June 30,
					  1999		  1998

Balance at beginning of period		$315,412	$304,223
Net loans charged-off:
	Commercial			  10,666	   3,673
	Real estate			   1,171	   1,041
	Installment			  26,809	  19,078

		Total			  38,646	  23,792

Allowance of acquired banks		   5,534	  22,267

Provision charged to expense		  44,682	  28,935

Balance at end of period		$326,982	$331,633

Net loan losses in the first six months of 1999 and 1998 were 0.31% and 0.21% of average loans (annualized), respectively. The higher levels of loan losses are due to increased charge-offs of consumer loans and specific commercial credits. At June 30, 1999 the allowance for loan losses stood at 1.23% of loans, compared to 1.40% a year ago and 1.29% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 124% and 117%, respectively, at June 30, 1999, compared to 155% and 141%, respectively, at June 30, 1998.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 1999, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

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

Total securities have increased 22% since a year ago and 11% since year end, as a result of securities added by acquisitions in 1999, the securitization of real estate mortgage loans in the third quarter of 1998 (which resulted in a $534 million increase in available for sale securities) and increased balance sheet leveraging.

Mortgage loans held for sale have increased $549 million since June 30, 1998 and $339 million since year end as a result of record levels of residential mortgage loan production at Regions' mortgage banking subsidiary on a year-to-date basis. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $3.2 billion during the first six months of 1999, compared to $2.0 billion during the same time period in 1998.

Interest-bearing deposits in other banks at June 30, 1999 totaled $77.3 million, a decrease of $21.7 million compared to a year ago and $66.7 million compared to year end. These decreases resulted from the utilization of alternative investments as opposed to the interest bearing deposits, which were acquired in connection with acquisitions.

Net federal funds purchased and security repurchase agreements totaled $3.9 billion at June 30, 1999, $1.8 billion at year end and $1.3 billion at June 30, 1998. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first six months of 1999 net funds purchased averaged $2.4 billion compared to $1.3 billion for the same period of 1998, indicating increased reliance on purchased funds to support earning asset growth since June of 1998.

Premises and equipment have increased $37.1 million since year end and $51.8 million since June 30, 1998. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since December 1998 and the installation of new branch equipment.

Other assets have increased $61.0 million since year end, and $175.9 million since the second quarter of last year. These increases were due primarily to higher excess purchase price due to acquisitions, as well as increased investments in low-income housing partnerships and increased mortgage servicing rights.

Total deposits have increased 4% since June 30 of last year. The deposits acquired in connection with acquisitions resulted in a 3% increase, with the remaining 1% increase attributable to internal growth. The internal growth resulted primarily from increases in interest-bearing checking accounts and large certificates of deposit. Since year end, total deposits have declined slightly after adjusting for the deposits acquired in connection with acquisitions during the first quarter of 1999.

Other short-term borrowings increased $1.3 billion since June 30, 1998 and $1.1 billion since year end. These increases are the result of Regions' increased utilization of Federal Home Loan Bank structured notes as a short-term funding source due to more favorable rates on this funding source relative to other sources of funding.

Long-term borrowings have decreased $182.7 million since year end, and $33.3 million since June 30, 1998. The declines in long-term borrowings resulted primarily from maturities of Federal Home Loan Bank advances and other long term notes payable.

Stockholders' equity was $3.1 billion at June 30, 1999, an increase of 7% over last year and an increase of 5% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since December 1998. Accumulated other comprehensive income totaled $(64.5) million at June 30, 1999, compared to $25.0 million at year end and $15.4 million at June of 1998. Regions' ratio of equity to total assets was 7.90% at June 30, 1999, compared to 8.43% a year ago and 8.15% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At June 30, 1999, the loan to deposit ratio was 93.41%, compared to 86.81% a year ago and 85.95% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first six months of 1999 increased $67.4 million or 10%, compared to the same period in 1998. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.21% in the first six months of 1999, compared to 4.38% in the same period in 1998. This ratio decreased due to unfavorable repricing of the securities and loan portfolios partially offset by lower funding costs in the first half of 1999. For the second quarter of 1999, net interest income increased $39.8 million or 12% compared to the same period in 1998 due to higher levels of earning assets.

The provision for loan losses was $44.7 million or .35% annualized of average loans in the first half of 1999, compared to $28.9 million or .25% annualized of average loans in the first half of 1998. A higher provision for loan losses was recorded in the first half of 1999 because of higher net charge-offs and growth in the loan portfolio. Acquisitions added $5.5 million to the allowance for loan losses in the first quarter of 1999.

Total non-interest income increased $35.2 million or 15% over the first six months of 1998. On a quarterly basis, total non-interest income increased slightly over the second quarter of 1998. Trust department income declined slightly compared to the first half of 1998 due to lower advisory fees from mutual funds but were slightly higher in the second quarter of 1999 compared to the same period in 1998. Increased number of deposit accounts due to acquisitions and internal growth resulted in service charges on deposit accounts increasing $9.6 million or 12% in the first six months of 1999 and $5.0 million in the second quarter of 1999 compared to the same periods in 1998. Mortgage servicing and origination fees increased $3.1 million or 6% in the first six months of 1999 compared to the same period in 1998. Mortgage origination fees were up due to increased volume of new loan production in 1999. Mortgage servicing fees were lower on a year-to-year comparison. In the second quarter of 1999, mortgage servicing and origination declined $3.7 million or 12% compared to the second quarter of 1998 as production slowed in the second quarter of 1999. The mortgage company's servicing portfolio totaled $23.2 billion at June 30, 1999. Other non-interest income increased $25.5 million in the first half of 1999 and $1.8 million in the second quarter of 1999 over the same periods in 1998. These increases were the result of increased trading account income, brokerage income and insurance premiums and commissions, as well as an $18.4 million gain from the sale of joint venture banking interests recognized in the first quarter of 1999.

Total non-interest expense increased $32.3 million or 7% in the first half of 1999 and $11.7 million or 5% in the second quarter of 1999 compared to the same periods in 1998. Salaries and employee benefits were up 4% in the first half of 1999 compared to the same period in 1998 and up 3% in the second quarter of 1999 compared to the same period in 1998. These increases are due to a higher number of employees due to acquisitions coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense decreased 1% in the first half of 1999 and 5% in the second quarter of 1999 over the same periods in 1998. These declines are primarily the result of consolidation and conversion of branch office space and systems added through acquisitions. Other non-interest expense increased $23.0 million or 14% in the first half of 1999 and $9.1 million or 11% in the second quarter of 1999 compared to the same periods in 1998. These increases resulted from increases in amortization of mortgage servicing rights, communication costs, postage and professional fees.


Income tax expense increased $19.5 million or 16% over the first half of 1998 and $3.4 million or 5% over the second quarter of 1998. These increases were the result of an increase in taxable income and an increase in taxable income as a percentage of total income.

Net income for the second quarter was $142.0 million--up 12% compared to the second quarter of last year. Year-to-date net income totaled $278.5 million or $1.23 per diluted share, a 13% increase on a per share basis compared to the first six months of 1998. Annualized return on stockholders' equity increased to 18.12%, compared to 17.15% in the first half of last year. Annualized return on assets was 1.47% in the first half of 1999 and 1998.

Part II.	Other Information


Item 4.	Submission of Matters to a Vote of Security Holders.


		At the Annual Meeting of Stockholders held May 19, 1999, five nominees were elected as directors of Regions to serve three year terms. The directors elected at the 1999 Annual Meeting were Sheila S. Blair (175,201,663 votes in favor and 2,322,378 votes withheld), Barnett Grace (173,966,974 votes in favor and 3,557,067 votes withheld), Olin B. King (175,201,384 votes in favor and 2,322,657 votes withheld), Lee J. Styslinger (175,210,249 votes in favor and 2,313,792 votes withheld) and C. Kemmons Wilson, Jr. (175,261,365 votes in favor and 2,262,676 votes withheld).

		In addition, the stockholders approved an amendment to
		Article VIII of the Certificate of Incorporation to remove reference to retirement of directors and to ratify a restatement of the Certificate of Incorporation (171,899,869 votes in favor, 2,471,607 votes against, and 1,999,670 votes abstained).

		The stockholders also approved the Management Incentive Plan, an annual incentive compensation plan (161,755,645 votes in favor, 11,894,317 votes against, and 2,721,184 votes abstained), and the 1999 Long Term Incentive Plan, an incentive plan (143,137,044 votes in favor, 30,302,037 votes against, and 2,932,065 votes abstained).


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27.1) Financial Data Schedule (SEC use only)


		(b)	Reports on Form 8-K:

	No report on Form 8-K was filed in the second quarter of 1999.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







		Regions Financial Corporation



DATE:  August 12, 1999		 /s/ Robert P. Houston
					     Robert P. Houston
					Executive Vice President and
					  Comptroller
					(Chief Accounting Officer and
					  Duly Authorized Officer)