Form 10-Q/A
period 1999-03-31
REGIONS FINANCIAL CORP
filed 1999-11-08
CIK 36032

		UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549

				FORM 10-Q/A

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

			REGIONS FINANCIAL CORPORATION

			 	   INDEX



								Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statements of Condition -
		March 31, 1999, December 31, 1998
		and March 31, 1998				     2


		Consolidated Statements of Income -
		Three months ended March 31, 1999 and
		March 31, 1998					     3

		Consolidated Statement of Stockholders' Equity -
		Three months ended March 31, 1999		     4


		Consolidated Statements of Cash Flows -
		Three months ended March 31, 1999 and
		March 31, 1998				  	     5


		Notes to Consolidated Financial Statements -
		March 31, 1999				 	     6




	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	    13



	PART II. OTHER INFORMATION


	Item 6.	Exhibits and Reports on Form 8-K		    20



	SIGNATURES						    21

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF CONDITION
		   (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						March 31	December 31	March 31
						  1999		    1998	  1998

ASSETS
Cash and due from banks				$ 1,243,942	$ 1,619,006	$ 1,343,681
Interest-bearing deposits in other banks	     75,492	    143,965	     90,245
Investment securities				  3,480,541	  3,125,114	  3,005,329
Securities available for sale			  5,489,283 	  4,844,023	  4,070,436
Trading account assets				     24,447	     49,387	     24,729
Mortgage loans held for sale			  1,046,924	    927,668	    427,088
Federal funds sold and securities
 purchased under agreement to resell		     49,089	    233,941	    434,696
Loans						 25,602,677	 24,430,113	 23,308,754
Unearned income					    (62,441)	    (64,526)	    (72,832)
 Loans, net of unearned income			 25,540,236	 24,365,587	 23,235,922
Allowance for loan losses			   (330,151)	   (315,412)	   (329,051)
 Net Loans					 25,210,085	 24,050,175	 22,906,871
Premises and equipment				    559,241	    534,425	    511,753
Interest receivable				    297,737	    292,036	    238,604
Due from customers on acceptances		     73,036	     57,046	    141,948
Other assets					  1,051,946	    955,154	    729,667
						$38,601,763	$36,831,940	$33,925,047
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing				$ 4,473,304	$ 4,577,125	$ 3,871,913
 Interest-bearing				 24,657,747	 23,772,941	 23,553,201
  Total Deposits				 29,131,051	 28,350,066	 27,425,114
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreement to repurchase		  2,506,805	  2,067,278	  1,733,618
  Commercial paper				     56,750 	     56,750	     54,750
  Other short-term borrowings			  2,934,584	  2,372,700	    959,526
   Total Short-term Borrowings			  5,498,139 	  4,496,728	  2,747,894
 Long-term borrowings				    497,430  	    571,040	    431,291
   Total Borrowed Funds				  5,995,569   	  5,067,768	  3,179,185
Bank acceptances outstanding			     73,036	     57,046	    141,948
Other liabilities				    283,586	    356,659	    340,356
   Total Liabilities				 35,483,242	 33,831,539	 31,086,603
Stockholders' Equity:
 Preferred Stock, par value $1.00 a share
  Authorized 5,000,000 shares			          0  	          0 	          0
 Common Stock, par value $.625 a share:
  Authorized - 500,000,000 shares
  Issued, including treasury stock -
  223,910,981; 221,305,715; and
  220,200,726 shares, respectively		    139,944	    138,316	    137,627
 Surplus					  1,167,184	  1,147,357	  1,126,463
 Undivided profits				  1,813,790	  1,729,334	  1,572,035
 Treasury stock, at cost - 888;
  851,588; and 15,943 shares, respectively	        (34)	    (32,603)	       (634)
 Unearned restricted stock			     (6,294)  	     (6,955)	     (8,548)
 Accumulated other comprehensive income		      3,931	     24,952	     11,501
   Total Stockholders' Equity			  3,118,521	  3,000,401	  2,838,444
						$38,601,763	$36,831,940	$33,925,047

See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
		       CONSOLIDATED STATEMENTS OF INCOME
	  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

						Three Months Ended
						     March 31
						1999		1998
Interest Income:
 Interest and fees on loans			$512,478	$503,943
 Interest on securities:
  Taxable interest income			 121,762	  98,045
  Tax-exempt interest income			   9,798	  11,191
   Total Interest on Securities			 131,560	 109,236
 Interest on mortgage loans held for sale	  20,636	   9,016
 Income on federal funds sold
  and securities purchased under
  agreement to resell				     938	   4,556
 Interest on time deposits in other banks	     514	   1,041
 Interest on trading account assets		     315	     305
   Total Interest Income			 666,441	 628,097

Interest Expense:
 Interest on deposits				 257,455	 259,339
 Interest on short-term borrowings	 	  57,599	  34,517
 Interest on long-term borrowings		   8,790	   7,921
  Total Interest Expense			 323,844	 301,777
  Net Interest Income				 342,597	 326,320
Provision for loan losses			  20,738	  14,419
  Net Interest Income After Provision
   for Loan Losses				 321,859	 311,901

Non-Interest Income:
 Trust department income			  12,751	  13,156
 Service charges on deposit accounts		  44,812	  40,192
 Mortgage servicing and origination fees 	  33,084	  26,218
 Securities gains (losses)			      16 	     104
 Other						  52,452	  28,687
  Total Non-Interest Income			 143,115	 108,357

Non-Interest Expense:
 Salaries and employee benefits			 136,649	 131,271
 Net occupancy expense				  14,656	  15,169
 Furniture and equipment expense		  16,530 	  14,800
 Other						  94,740	  80,782
  Total Non-Interest Expense			 262,575	 242,022
  Income Before Income Taxes			 202,399	 178,236
Applicable income taxes				  73,019	  61,172
  Net Income					$129,380	$117,064
Average number of shares outstanding	  	 222,408	 219,445
Average number of shares outstanding--diluted	 225,467	 223,441
Per share:
  Net income					   $0.58	   $0.53
  Net income--diluted				   $0.57	   $0.52
  Cash dividends declared		    	   $0.25	   $0.23

See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
		CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
		       (AMOUNTS IN THOUSANDS) (UNAUDITED)

															Accumulated
													Unearned	Other
					Common 				Undivided	Treasury	Restricted	Comprehensive
					Stock		Surplus		Profits		Stock		Stock		Income		Total
BALANCE AT JANUARY 1, 1999		$138,316	$1,147,357	$1,729,334	$(32,603)	$(6,955)	$24,952		$3,000,401
Comprehensive Income:
 Net Income								   129,380							   129,380
 Other comprehensive income, net of
  Tax
   Unrealized (losses) on AFS
    securities, net of
    reclassification adjustment												(21,021)	   (21,021)
 Comprehensive income*							   129,380					(21,021)	   108,359
Equity from acquisitions accounted for
 as poolings of interests	 	   1,085	    12,410	    11,417					 		    24,912
Cash dividends declared ($0.25 per
 common share)								   (56,341)							   (56,341)
Purchase of treasury stock								 (31,300)				 	   (31,300)
Treasury stock retired and reissued
 related to acquisitions accounted for
 as purchases				  (1,046)	   (62,823)   			  63,869					         0
Common stock transactions:
  Stock issued for acquisitions 	   1,046 	    56,878  									    57,924
  Stock issued to employees under
   incentive plan			      77	     4,663									     4,740
  Stock options exercised		     466	     8,699 									     9,165
  Amortization of unearned restricted
   stock												    661				       661
BALANCE AT MARCH 31, 1999		$139,944	$1,167,184	$1,813,790	$    (34)	$(6,294)	 $3,931		$3,118,521

Disclosure of reclassification amount:
Unrealized holding (losses) on AFS
 securities arising during period										       $(21,011)
Less:Reclassification adjustment, net
 of tax, for gains and losses realized
 in net income														     10
Net unrealized gains on AFS
 securities, net of tax												       $(21,021)
*Comprehensive income as of March 31, 1998 was $112.6 million.
See notes to consolidated financial statements.

                REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

								   Three Months Ended
								         March 31
							 	   1999 	    1998
Operating Activities:
 Net income							$  129,380	$  117,064
 Adjustments to reconcile net cash provided
   by operating activities:
  Depreciation and amortization of premises and equipment	    14,268	    15,222
  Provision for loan losses					    20,738	    14,419
  Net (accretion) of securities					      (605)	      (261)
  Amortization of loans and other assets			    17,018	    10,924
  Amortization of deposits and borrowings			       104 	        46
  Provision for losses on other real estate			        17	        34
  Deferred income taxes						     3,460 	    (2,817)
  Gain on sale of premises and equipment			      (485)	      (406)
  Realized security (gains) 				 	       (16)	      (104)
  Decrease in trading account assets	    			    24,940	    26,096
  (Increase) in mortgages held for sale				  (119,256)	   (66,177)
  (Increase) in interest receivable	   		 	       458	    (7,323)
  (Increase) decrease in other assets				  (107,916)	    38,508
  (Decrease) in other liabilities 	  		  	   (60,842)	   (86,739)
  Stock issued to employees					     4,871	    14,717
  Other								       660	       862
     Net Cash Provided By Operating Activities			   (73,206)	    74,065

Investing Activities:
 Net (increase) in loans					  (750,854)	  (146,883)
 Proceeds from sale of securities available for sale	   	     1,730	   180,960
 Proceeds from maturity of investment securities 		   395,959	   577,398
 Proceeds from maturity of securities available for sale	   672,314	   746,242
 Purchase of investment securities 			 	  (771,049)	  (250,632)
 Purchase of securities available for sale			(1,243,986)	(1,642,013)
 Net decrease in interest-bearing deposits
  in other banks						    69,575  	     1,167
 Proceeds from sale of premises and equipment			     6,904	     1,877
 Purchase of premises and equipment				   (30,347)	   (21,214)
 Net (increase) decrease in customers' acceptance liability	   (15,990)	    15,314
 Net cash received in acquisitions				   118,679	    96,576
     Net Cash (Used) By Investing Activities			(1,547,065)	  (441,208)

Financing Activities:
 Net increase in deposits					   207,597	   856,854
 Net increase in short-term borrowings				   997,853 	    27,752
 Proceeds from long-term borrowings				   120,876	    13,890
 Payments on long-term borrowings				  (203,486)	   (90,397)
 Net increase (decrease) in bank acceptance liability		    15,990 	   (15,314)
 Cash dividends							   (56,341)	   (44,543)
 Purchase of treasury stock					   (31,299)	         0
 Issuance of stock by pooled company				         0	   (74,270)
 Proceeds from exercise of stock options			     9,165	     1,795
     Net Cash Provided By Financing Activities			 1,060,355 	   675,767
     (Decrease) Increase In Cash And Cash Equivalents		  (559,916)	   308,624
Cash and Cash Equivalents, Beginning of Period			 1,852,947	 1,469,753

     Cash And Cash Equivalents, End of Period			$1,293,031 	$1,778,377
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

Also in January, Regions issued 464,599 shares of common stock in exchange for all the outstanding stock of VB&T Bancshares
Corporation of Valdosta, Georgia. This transaction, accounted for as a pooling of interests, added approximately $76 million in assets.

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

1999
(in thousands)

			Central		North		Northeast	South		Southwest
Net interest income
 (expense)		   $48,118	   $27,507	   $49,910	    $43,223	   $47,315
Provision for loan loss      2,985	     1,377	     2,897	      2,355	     2,524
Non-interest income	    13,234	     7,167	    12,716  	     13,447	    12,382
Non-interest expense	    26,464	    14,859	    28,752	     22,193	    24,949
Income taxes		    11,978	     7,061	    11,972	     11,625	    12,401

   Net income 		   $19,925	   $11,377	   $19,005	    $20,497	   $19,823

Average assets		$4,440,284	$2,895,603	$4,411,966	 $4,122,600	$4,818,048

					Mortgage			Total
			West		Banking		Other		Company
Net interest income
 (expense)		   $63,720	   $(2,800)	   $65,604	   $342,597
Provision for loan loss      3,382 	        17	     5,201	     20,738
Non-interest income	    15,781 	    39,882	    28,506 	    143,115
Non-interest expense	    35,953	    32,132	    77,273	    262,575
Income taxes		    15,620	     1,729	       633	     73,019

   Net income		   $24,546	   $ 3,204	   $11,003	   $129,380

Average assets		$5,808,519	$1,556,424	$9,265,456	$37,318,900

1998
			Central		North		Northeast	South		Southwest
Net interest income
 (expense)		   $47,152	   $25,027	   $49,299	    $40,126	   $44,515
Provision for loan loss	     2,229	       938	     1,965	      1,610	     1,771
Non-interest income	    12,361	     6,900	    10,112  	     13,058	    10,191
Non-interest expense	    26,401	    13,188	    29,129	     20,837	    25,868
Income taxes		    11,708	     6,786	    10,899	     11,337	    10,418

   Net income		   $19,175	   $11,015	   $17,418	    $19,400	   $16,649

Average assets		$4,285,083	$2,551,904	$4,041,604	 $3,859,734	$4,433,819

					Mortgage			Total
			West		Banking		Other		Company
Net interest income
 (expense)		   $60,860	   $(2,578)	   $61,919	   $326,320
Provision for loan loss	     3,767 	         8	     2,131	     14,419
Non-interest income	    12,584 	    39,318	     3,833 	    108,357
Non-interest expense	    36,284	    27,425	    62,890	    242,022
Income taxes		    13,252	     3,543	    (6,771)	     61,172

   Net income		   $20,141	   $ 5,764	   $ 7,502	   $117,064

Average assets		$5,947,942	  $756,798	$7,020,577	$32,897,461


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


Date		Company			Headquarters	Total Assets	Accounting
Acquired	Acquired		Location	(in thousands)	Treatment

September 	Branches of First	Valdosta,	  $108,913	Purchase
1998		Union National		Georgia
		Bank

November 	EFC Holdings		Charlotte,	    63,147	Purchase
1998		Corporation		North
					Carolina

December 	St. James		Lutcher,	   171,572	Purchase
1998		Bancorporation,		Louisiana
		Inc.

January 	Meigs County 		Decatur, 	   114,407	Pooling
1999		Bancshares, Inc.	Tennessee

January 	VB&T Bancshares 	Valdosta, 	    75,733	Pooling
1999		Corporation		Georgia

January 	Bullsboro 		Newnan, 	   100,682	Pooling
1999		BancShares, Inc.	Georgia

March 		Arkansas Banking 	Jonesboro, 	   354,981	Purchase
1999		Company			Arkansas


Loans have increased 10% since a year ago. During the third quarter of 1998, Regions securitized $534 million of mortgage loans. Loans added from the purchase acquisitions, combined with the three pooling transactions, offset the effect of the securitization. The 10% increase was attributable primarily to growth in the real estate loan portfolio. Since year-end, total loans have increased 5%, due to $433 million in loans added by acquisitions and $742 million in internal growth. The average yield on loans during the first three months of 1999 was 8.44%, compared to 9.04% during the same period in 1998. This decrease was primarily the result of lower average base lending rates.



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

Stockholders' equity was $3.1 billion at March 31, 1998, an increase of 10% over last year and an increase of 4% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since December 1998. The accumulated other comprehensive income totaled $3.9 million at March 31, 1999, compared to $25.0 million at year end and $11.5 million at March of 1998. Regions' ratio of equity to total assets was 8.08% at March 31, 1999, compared to 8.37% a year ago and 8.15% at year end.

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

Net interest income for the first three months of 1999 increased $16.3 million or 5%, compared to the same period in 1998. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.09% in the first three months of 1999, compared to 4.43% in the same period in 1998. This ratio decreased due to unfavorable repricing of the securities and loan portfolios partially offset by lower funding costs in the first quarter of 1999.

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


Income tax expense increased $11.8 million or 19% over the first quarter of 1998. This increase was the result of an increase in taxable income and an increase in taxable income as a percentage of total income.

Net income for the first quarter was $129.4 million--up 11% compared to the first quarter of last year. Annualized return on stockholders' equity increased to 17.21%, compared to 16.79% in the first quarter of last year. Annualized return on assets decreased to 1.41% in the first quarter of 1999, compared to 1.44% for the same period in 1998.

Part II. Other Information



Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27.1) Revised Financial Data Schedule (SEC use only)


		(b)	Reports on Form 8-K:

			No report on Form 8-K was filed in the first quarter of 1999.

			SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







				Regions Financial Corporation



DATE:  November 5, 1999		 /s/ Robert P. Houston
				Robert P. Houston
				Executive Vice President and
				  Comptroller
				(Chief Accounting Officer and
				  Duly Authorized Officer)