Form 10-Q/A
period 1999-06-30
REGIONS FINANCIAL CORP
filed 1999-11-08
CIK 36032

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

	Common Stock, $.625 Par Value-223,903,236 shares outstanding
			    as of July 31, 1999

			REGIONS FINANCIAL CORPORATION

				   INDEX



								Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statements of Condition -
		June 30, 1999, December 31, 1998
		and June 30, 1998				      2


		Consolidated Statements of Income -
		Three months ended June 30, 1999 and
		June 30, 1998 and Six months ended
		June 30, 1999 and June 30, 1998			      3

		Consolidated Statement of Stockholders' Equity -
		Six months ended June 30, 1999			      4


		Consolidated Statements of Cash Flows -
		Six months ended June 30, 1999 and
		June 30, 1998			  	   	      5


		Notes to Consolidated Financial Statements -
		June 30, 1999			 	   	      6




	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	     13


	PART II. OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security
		Holders						     20

	Item 6.	Exhibits and Reports on Form 8-K		     20



	SIGNATURES						     21

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF CONDITION
		  (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						  June 30  	 December 31      June 30
						    1999	    1998	    1998

ASSETS
Cash and due from banks				$ 1,350,476	$ 1,619,006	$ 1,393,961
Interest-bearing deposits in other banks	     77,255	    143,965	     98,907
Investment securities				  3,327,552	  3,125,114	  2,787,680
Securities available for sale			  5,512,854 	  4,844,023	  4,444,509
Trading account assets				     23,982	     49,387	     18,532
Mortgage loans held for sale			  1,266,412	    927,668	    717,557
Federal funds sold and securities
 purchased under agreement to resell		     58,192	    233,941	    245,393
Loans						 26,621,557	 24,430,113	 23,728,897
Unearned income					    (68,872)	    (64,526)	    (70,600)
 Loans, net of unearned income			 26,552,685	 24,365,587	 23,658,297
Allowance for loan losses			   (326,982)	   (315,412)	   (331,633)
 Net Loans					 26,225,703	 24,050,175	 23,326,664
Premises and equipment				    571,564	    534,425	    519,719
Interest receivable				    302,125	    292,036	    269,421
Due from customers on acceptances		     54,339	     57,046	     64,219
Other assets					  1,016,127	    955,154	    840,257
						$39,786,581	$36,831,940	$34,726,819
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing				$ 4,569,264	$ 4,577,125	$ 3,869,690
 Interest-bearing				 23,857,947	 23,772,941	 23,382,332
  Total Deposits				 28,427,211	 28,350,066	 27,252,022
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreement to repurchase		  3,922,436	  2,067,278	  1,537,299
  Commercial paper				     56,750 	     56,750	     54,750
  Other short-term borrowings			  3,457,604	  2,372,700	  2,114,740
   Total Short-term Borrowings			  7,436,790 	  4,496,728	  3,706,789
 Long-term borrowings				    388,377  	    571,040	    421,665
   Total Borrowed Funds				  7,825,167   	  5,067,768	  4,128,454
Bank acceptances outstanding			     54,339	     57,046	     64,219
Other liabilities				    348,423	    356,659	    355,112
   Total Liabilities				 36,655,140	 33,831,539	 31,799,807
Stockholders' Equity:
 Preferred Stock, par value $1.00 a share
  Authorized 5,000,000 shares			          0  	          0 	          0
 Common Stock, par value $.625 a share:
  Authorized - 500,000,000 shares
  Issued, including treasury stock -
  224,018,774; 221,305,715; and
  220,518,856 shares, respectively		    140,012	    138,316	    137,834
 Surplus					  1,167,994	  1,147,357	  1,127,762
 Undivided profits				  1,893,778	  1,729,334	  1,654,807
 Treasury stock, at cost - 888;
  851,588; and 15,943 shares, respectively	        (34)	    (32,603)	       (634)
 Unearned restricted stock		  	     (5,765)  	     (6,955)	     (8,145)
 Accumulated other comprehensive income		    (64,544)	     24,952	     15,388
   Total Stockholders' Equity			  3,131,441	  3,000,401	  2,927,012
						$39,786,581	$36,831,940	$34,726,819

See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF INCOME
	  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

			 			 Three Months Ended		Six Months Ended
							June 30			     June 30
		                                 1999		1998		1999		1998

Interest Income:
  Interest and fees on loans			$540,192	$520,528	$1,052,670	$1,024,471
  Interest on securities:
    Taxable interest income			 128,773	 102,226	   250,535	   200,271
    Tax-exempt interest income			   9,761	  10,461	    19,559	    21,652
    Total Interest on Securities		 138,534	 112,687	   270,094	   221,923
  Interest on mortgage loans held
   for sale					  17,548	   9,193	    38,184	    18,209
  Income on federal funds sold and
   securities purchased under agreement
   to resell					     937	   3,526	     1,875	     8,082
  Interest on time deposits in other banks	     573	   1,054	     1,087	     2,095
  Interest on trading account assets		     352	     115	       667	       420
    Total Interest Income			 698,136	 647,103	 1,364,577	 1,275,200

Interest Expense:
  Interest on deposits				 255,257	 270,753	   512,712	   530,092
  Interest on short-term borrowings		  72,928	  36,687	   130,527	    71,204
  Interest on long-term borrowings		   7,685	   7,512	    16,475	    15,433
    Total Interest Expense			 335,870	 314,952	   659,714	   616,729
    Net Interest Income				 362,266	 332,151	   704,863	   658,471

Provision for loan losses			  23,944	  14,516	    44,682	    28,935
    Net Interest Income After Provision
     for Loan Losses				 338,322	 317,635	   660,181	   629,536

Non-Interest Income:
  Trust department income		 	  12,610	  12,275	    25,361	    25,431
  Service charges on deposit accounts	 	  46,845	  41,873	    91,657	    82,065
  Mortgage servicing and origination fees	  26,453	  30,178	    59,537	    56,396
  Securities gains 				      22	   2,938	        38	     3,042
  Other						  35,861	  34,079	    88,313	    62,766
    Total Non-Interest Income			 121,791	 121,343	   264,906	   229,700

Non-Interest Expense:
  Salaries and employee benefits		 138,723	 134,417	   275,372	   265,688
  Net occupancy expense				  14,334	  16,242	    28,990	    31,411
  Furniture and equipment expense		  16,322	  16,083	    32,852	    30,883
  Other						  90,845	  81,755	   185,585	   162,537
    Total Non-Interest Expense			 260,224	 248,497	   522,799	   490,519
    Income Before Income Taxes			 199,889	 190,481	   402,288	   368,717
Applicable income taxes 			  63,900	  64,124	   136,919	   125,296
    Net Income					$135,989	$126,357	  $265,369	  $243,421
Average number of shares outstanding		 223,995	 220,392	   223,206	   219,921
Average number of shares outstanding-diluted     226,887	 224,630	   226,181	   224,039
Per share:
  Net income					   $0.61	   $0.57	     $1.19	     $1.11
  Net income-diluted				   $0.60	   $0.56	     $1.17	     $1.09
  Cash dividends declared			   $0.25	   $0.23	     $0.50	     $0.46

See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
		CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
		    (AMOUNTS IN THOUSANDS) (UNAUDITED)

															Accumulated
													Unearned	Other
									Undivided	Treasury	Restricted	Comprehensive
					Common		Surplus		Profits		Stock		Stock		Income		Total
BALANCE AT JANUARY 1, 1999		$138,316	$1,147,357	$1,729,334	$(32,603)	$(6,955)	$24,952		$3,000,401
Comprehensive Income:
  Net Income								   265,369							   265,369
  Other comprehensive income, net of
   tax
    Unrealized (losses) on available
     for sale securities, net of
     reclassification adjustment											(89,496)	   (89,496)
  Comprehensive income*							   265,369					(89,496)	   175,873
Equity from acquisitions accounted for
 as poolings of interests	   	   1,085	    12,410	    11,417  							    24,912
Cash dividends declared ($0.50 per
 common share)								  (112,342)							  (112,342)
Purchase of treasury stock								 (42,770)					   (42,770)
Treasury stock retired and reissued
 related to acquisitions accounted for
 as purchases				  (1,234)	   (74,105)			  75,339						 0
Common stock transactions:
  Stock issued for acquisitions		   1,234 	    67,917  									    69,151
  Stock issued to employees under
   incentive plan			      78	     4,660 									     4,738
  Stock options exercised		     533	     9,755 									    10,288
  Amortization of unearned restricted
   stock												  1,190				     1,190
BALANCE AT JUNE 30, 1999		$140,012	$1,167,994	 $1,893,778	$    (34)	$(5,765)       $(64,544)	$3,131,441
Disclosure of reclassification amount:
Unrealized holding (losses) on
 available for sale securities arising
 during period													       $(89,471)
Less:Reclassification adjustment, net
 of tax, for gains and losses realized
 in net income														     25
Net unrealized gains on available for
 sale securities, net of tax											       $(89,496)
*Comprehensive income for the six and three months ended June 30, 1998 was $242.9 million and $130.3 million respectively.
Comprehensive income for the three months ended June 30, 1999 was $67.5 million.

See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
		    CONSOLIDATED STATEMENT OF CASH FLOWS
		  (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

								 Six Months Ended
								     June 30
								1999            1998
Operating Activities:
  Net income							$   265,369	$   243,421
  Adjustments to reconcile net cash provided by
    operating activities
   Depreciation and amortization of premises and equipment	     26,957	     32,353
   Provision for loan losses					     44,682	     28,935
   Net (accretion) of securities				        (89)	        (15)
   Amortization of loans and other assets			     35,242	     21,330
   Amortization of deposits and borrowings			        169	        123
   Provision for losses on other real estate			        103	         59
   Deferred income taxes					      2,920	      2,686
   Gain on sale of premises and equipment			     (1,025)	       (114)
   Realized securities (gains)					        (38)	     (3,042)
   Decrease in trading account assets				     25,405	     32,027
   (Increase) in mortgages held for sale			   (338,744)	   (361,301)
   (Increase) in interest receivable				     (3,930)	    (37,934)
   (Increase) in other assets					    (90,311)	    (79,420)
   Increase (decrease) in other liabilities			     42,841	    (80,506)
   Stock issued to employees					      4,959	     14,717
   Other							      1,191	      1,676
       Net Cash Provided (Used) By Operating Activities		     15,701 	   (185,005)

Investing Activities:
  Net (increase) in loans 					 (1,790,512)	   (563,236)
  Proceeds from sale of securities available for sale		      1,752	    612,272
  Proceeds from maturity of investment securities		    352,421	    986,086
  Proceeds from maturity of securities available for sale	  1,440,976	  1,404,220
  Purchase of investment securities				   (701,570)	   (472,507)
  Purchase of securities available for sale			 (2,016,802)	 (3,087,162)
  Net decrease (increase) in interest-bearing deposits in
   other banks							     67,812	     (7,778)
  Proceeds from sale of premises and equipment			     15,305	      3,360
  Purchase of premises and equipment				    (63,221)	    (44,934)
  Net decrease in customers' acceptance liability		      2,707   	     93,043
  Net cash received in acquisitions				    130,150	     23,598
       Net Cash (Used) By Investing Activities			 (2,560,982)	 (1,053,038)

Financing Activities:
  Net (decrease) increase in deposits				   (496,308)	    677,344
  Net increase in short-term borrowings				  2,936,504	    986,243
  Proceeds from long-term borrowings				    422,020	    213,408
  Payments on long-term borrowings				   (613,683)	   (296,840)
  Net (decrease) in bank acceptance liability			     (2,707)	    (93,043)
  Cash dividends						   (112,342)	    (89,530)
  Purchase of treasury stock					    (42,770)		 -0-
  Issuance of stock by pooled company				         -0-	    (74,270)
  Proceeds from exercise of stock options			     10,288	      4,603
       Net Cash Provided By Financing Activities		  2,101,002	  1,327,915
       (Decrease) Increase in Cash and Cash Equivalents		   (444,279)	     89,872
Cash and Cash Equivalents, Beginning of Period			  1,852,947	  1,549,482
       Cash and Cash Equivalents, End of Period			 $1,408,668	 $1,639,354

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

1999
(in thousands)

			Central		North		Northeast	South		Southwest
Net interest income	   $96,670	   $61,973	  $102,790	    $86,775	  $108,536
Provision for loan loss      6,426	     3,272	     6,249	      4,982	     6,059
Non-interest income	    28,099	    16,236	    26,290  	     26,382	    26,872
Non-interest expense	    53,612	    34,077	    58,722	     45,089	    59,351
Income taxes		    23,980	    15,643	    24,872	     22,951	    26,802

   Net income 	 	   $40,751	   $25,217	  $ 39,237	    $40,135	  $ 43,196

Average assets		$4,360,295	$3,195,649	$4,403,351	 $4,115,098	$5,519,817

					Mortgage			Total
			West		Banking		Other 		Company
Net interest income 	  $132,081	   $ 6,598	  $109,440	   $704,863
Provision for loan loss      7,410 	        42	    10,242	     44,682
Non-interest income	    33,335 	    71,081	    36,611 	    264,906
Non-interest expense	    73,905	    63,770	   134,273	    522,799
Income taxes		    32,588	     5,001	   (14,918)	    136,919

   Net income		   $51,513	   $ 8,866	   $16,454	   $265,369

Average assets		$5,824,457	$1,447,896	$9,299,484	$38,166,047

1998
			Central		North		Northeast	South		Southwest
Net interest income	   $97,023	   $53,935	   $98,826	    $81,923	  $101,004
Provision for loan loss      4,412	     2,105	     3,973	      3,282	     4,091
Non-interest income	    24,638	    14,006	    20,985  	     25,673	    22,064
Non-interest expense	    52,900	    29,223	    58,136	     43,017	    58,450
Income taxes		    24,231	    13,780	    22,214	     22,512	    23,217

   Net income		   $40,118	   $22,833	   $35,488	    $38,785	   $37,310

Average assets		$4,304,125	$2,762,189	$4,050,999	 $3,952,146	$4,968,195

					Mortgage			Total
			West		Banking		Other		Company
Net interest income	  $123,187	   $ 5,544	   $97,029	   $658,471
Provision for loan loss	     7,418 	        17	     3,637	     28,935
Non-interest income	    27,790 	    71,679	    22,865 	    229,700
Non-interest expense	    73,407	    55,694	   119,692	    490,519
Income taxes		    27,745	     8,203	   (16,606)	    125,296

   Net income		   $42,407	   $13,309	   $13,171 	   $243,421

Average assets		$6,068,717	  $811,976	$6,432,819	$33,351,166

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

Loans have increased 12% since a year ago. During the third quarter of 1998, Regions securitized $534 million of mortgage loans. Loans added from the purchase acquisitions, combined with the three pooling transactions, offset the effect of the securitization. The 12% increase was attributable primarily to growth in the real estate loan portfolio. Since year-end, total loans have increased 9%, due to $433 million in loans added by acquisitions and $1.8 billion in internal growth. The average yield on loans during the first six months of 1999 was 8.38%, compared to 9.00% during the same period in 1998. This decrease was primarily the result of lower average base lending rates.



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

Stockholders' equity was $3.1 billion at June 30, 1999, an increase of 7% over last year and an increase of 4% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since December 1998. Accumulated other comprehensive income totaled $(64.5) million at June 30, 1999, compared to $25.0 million at year end and $15.4 million at June of 1998. Regions' ratio of equity to total assets was 7.87% at June 30, 1999, compared to 8.43% a year ago and 8.15% at year end.

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

Net interest income for the first six months of 1999 increased $46.4 million or 7%, compared to the same period in 1998. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.09% in the first six months of 1999, compared to 4.38% in the same period in 1998. This ratio decreased due to unfavorable repricing of the securities and loan portfolios partially offset by lower funding costs in the first half of 1999. For the second quarter of 1999, net interest income increased $30.1 million or 9% compared to the same period in 1998 due to higher levels of earning assets.

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

Income tax expense increased $11.6 million or 9% over the first half of 1998. The increase was the result of an increase in taxable income and an increase in taxable income as a percentage of total income. Income tax expense for the second quarter of 1999 was relatively flat in comparison to the second quarter of 1998.

Net income for the second quarter was $136.0 million--up 8% compared to the second quarter of last year. Year-to-date net income totaled $265.4 million or $1.17 per diluted share, a 7% increase on a per share basis compared to the first six months of 1998. Annualized return on stockholders' equity increased to 17.30%, compared to 17.15% in the first half of last year. Annualized return on assets was 1.40% in the first half of 1999 and 1.47% in the first half of 1998.

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