Form 10-Q
period 1999-09-30
REGIONS FINANCIAL CORP
filed 1999-11-15
CIK 36032

		UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549

				FORM 10-Q

		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1999 	COMMISSION FILE NUMBER
							0-6159


			REGIONS FINANCIAL CORPORATION
	    (Exact name of registrant as specified in its charter)



		DELAWARE				63-0589368
	(State or other jurisdiction of		     (I.R.S. Employer
	 incorporation or organization)		    Identification No.)



	417 North 20th Street, Birmingham, Alabama		35203
	 (Address of principal executive offices)	      (Zip Code)


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

	Common Stock, $.625 Par Value-218,650,044 shares outstanding
			as of October 31, 1999

			REGIONS FINANCIAL CORPORATION

				   INDEX



								Page Number

	PART I.	FINANCIAL INFORMATION


	Item 1.	Financial Statements (Unaudited)


		Consolidated Statements of Condition -
		September 30, 1999, December 31, 1998
		and September 30, 1998				     2


		Consolidated Statements of Income -
		Three months ended September 30, 1999 and
		September 30, 1998 and Nine months ended
		September 30, 1999 and September 30, 1998	     3

		Consolidated Statement of Stockholders' Equity -
		Nine months ended September 30, 1999		     4


		Consolidated Statements of Cash Flows -
		Nine months ended September 30, 1999 and
		September 30, 1998			  	     5


		Notes to Consolidated Financial Statements -
		September 30, 1999			 	     6




	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	    14



	PART II.  OTHER INFORMATION


	Item 6.	Exhibits and Reports on Form 8-K		    21



	SIGNATURES					  	    22

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF CONDITION
		   (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						September 30	December 31	September 30
						    1999	    1998	   1998

ASSETS
Cash and due from banks				$ 1,249,061	$ 1,619,006	$ 1,225,990
Interest-bearing deposits in other banks	     48,228	    143,965	    141,595
Investment securities				  3,560,934	  3,125,114	  2,972,053
Securities available for sale			  5,938,836 	  4,844,023	  4,723,955
Trading account assets				     19,929	     49,387	     24,553
Mortgage loans held for sale			  1,227,275	    927,668	    728,746
Federal funds sold and securities
 purchased under agreement to resell		     90,462	    233,941	    117,148
Loans						 27,587,448	 24,430,113	 23,923,417
Unearned income					    (75,976)	    (64,526)	    (71,211)
 Loans, net of unearned income			 27,511,472	 24,365,587	 23,852,206
Allowance for loan losses			   (330,679)	   (315,412)	   (325,238)
 Net Loans					 27,180,793	 24,050,175	 23,526,968
Premises and equipment				    575,139	    534,425	    514,082
Interest receivable				    293,467	    292,036	    287,317
Due from customers on acceptances		     29,614	     57,046	     16,814
Other assets					  1,015,426	    955,154	    797,043
						$41,229,164	$36,831,940	$35,076,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing				$ 4,624,868	$ 4,577,125	$ 3,875,059
 Interest-bearing				 25,179,180	 23,772,941	 23,309,836
  Total Deposits				 29,804,048	 28,350,066	 27,184,895
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreement to repurchase		  4,158,091	  2,067,278	  1,289,513
  Commercial paper				     59,250 	     56,750	     56,750
  Other short-term borrowings			  3,436,292	  2,372,700	  2,551,480
   Total Short-term Borrowings			  7,653,633 	  4,496,728	  3,897,743
 Long-term borrowings				    371,148  	    571,040	    424,176
   Total Borrowed Funds				  8,024,781   	  5,067,768	  4,321,919
Bank acceptances outstanding			     29,614	     57,046	     16,814
Other liabilities				    350,784	    356,659	    594,983
   Total Liabilities				 38,209,227	 33,831,539	 32,118,611
Stockholders' Equity:
 Preferred Stock, par value $1.00 a share
  Authorized 5,000,000 shares			         -0- 	         -0-	         -0-
 Common Stock, par value $.625 a share:
  Authorized - 500,000,000 shares
  Issued, including treasury stock -
  224,170,794; 221,305,715; and
  221,111,474 shares, respectively		    140,107	    138,316	    138,195
 Surplus					  1,169,324	  1,147,357	  1,142,592
 Undivided profits				  1,969,670	  1,729,334	  1,649,105
 Treasury stock, at cost 4,882,066;
  and 851,588 shares, respectively		   (172,056)	    (32,603)	         -0-
 Unearned restricted stock			     (5,236)  	     (6,955)	     (7,224)
 Accumulated other comprehensive income		    (81,872)	     24,952	     34,985
   Total Stockholders' Equity			  3,019,937	  3,000,401	  2,957,653
						$41,229,164	$36,831,940	$35,076,264
See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
			CONSOLIDATED STATEMENTS OF INCOME
	   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

						 Three Months Ended		 Nine Months Ended
                                                    September 30  	 	   September 30
						1999		1998		1999		1998

Interest Income:
 Interest and fees on loans			  $562,484	  $521,428	$1,615,154	$1,545,899
 Interest on securities:
  Taxable interest income			   135,346	   105,163	   385,881	   305,434
  Tax-exempt interest income			     9,756	     9,318	    29,315	    30,970
   Total Interest on Securities			   145,102	   114,481	   415,196	   336,404
 Interest on mortgage loans held for sale	    22,506	    13,880	    60,690	    32,089
 Income on federal funds sold and securities
  purchased under agreement to resell		     1,046	     5,563	     2,921	    13,645
 Interest on time deposits in other banks	       372	     1,782	     1,459	     3,877
 Interest on trading account assets		       476	       172	     1,143	       592
   Total Interest Income			   731,986	   657,306	 2,096,563	 1,932,506

Interest Expense:
 Interest on deposits				   258,847	   269,086	   771,559	   799,178
 Interest on short-term borrowings		   105,719	    53,614	   236,246	   124,818
 Interest on long-term borrowings		     6,972	     8,818	    23,447	    24,251
  Total Interest Expense			   371,538	   331,518	 1,031,252	   948,247
  Net Interest Income				   360,448	   325,788	 1,065,311	   984,259
Provision for loan losses			    30,707	    12,547	    75,389	    41,482
  Net Interest Income After Provision for Loan
   Losses					   329,741	   313,241	   989,922	   942,777

Non-Interest Income:
 Trust department income			    14,530	    14,231	    39,891	    39,662
 Service charges on deposit accounts		    50,453	    40,816	   142,110	   122,881
 Mortgage servicing and origination fees	    22,675	    27,524	    82,212	    83,920
 Securities gains 				         3	        85	        41	     3,127
 Other						    45,611	    31,606	   133,924	    94,372
  Total Non-Interest Income			   133,272	   114,262	   398,178	   343,962

Non-Interest Expense:
 Salaries and employee benefits			   140,577	   125,371	   415,949	   391,059
 Net occupancy expense				    16,422	    15,253	    45,412	    46,664
 Furniture and equipment expense		    18,370	    18,296	    51,222	    49,179
 Other						    89,851	    75,772	   275,436	   238,309
  Total Operating Expense			   265,220	   234,692	   788,019	   725,211
  Merger and consolidation costs		        -0-	   114,728	        -0-	   114,728
  Total Non-interest Expense			   265,220	   349,420	   788,019	   839,939
  Income Before Income Taxes			   197,793	    78,083	   600,081	   446,800
Applicable income taxes 			    66,835	    26,799	   203,754	   152,095
  Net Income					  $130,958	   $51,284	  $396,327	  $294,705
Average number of shares outstanding		   221,696	   220,809	   222,697	   220,220
Average number of shares outstanding-diluted	   223,715	   223,711	   225,350	   223,935
Per share:
  Net income					     $0.59	     $0.23	     $1.78	     $1.34
  Net income-diluted				     $0.59	     $0.23	     $1.76	     $1.32
  Cash dividends declared			     $0.25	     $0.23	     $0.75	     $0.69

See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
		CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
		      (AMOUNTS IN THOUSANDS) (UNAUDITED)

															Accumulated
													Unearned	Other
					Common 				Undivided	Treasury	Restricted	Comprehensive
					Stock		Surplus		Profits		Stock		Stock		Income		Total
BALANCE AT JANUARY 1, 1999		 $138,316	$1,147,357	 $1,729,334	$(32,603)	$(6,955)	  $24,952	$3,000,401
Comprehensive Income:
 Net Income								    396,327							   396,327
  Other comprehensive income, net of
   Tax
    Unrealized (losses) on available
     for sale securities, net of
     reclassification adjustment											 (106,824)	  (106,824)
  Comprehensive income*							    396,327					 (106,824)	   289,503
Equity from acquisitions accounted for
 as poolings of interests		    1,085	    12,410	     11,417  							    24,912
Cash dividends declared ($0.75 per
 common share)								   (167,408)							  (167,408)
Purchase of treasury stock								(214,792)					  (214,792)
Treasury stock retired and reissued
 related to acquisitions accounted for
 as purchases				   (1,234)	   (74,105)			  75,339						-0-
Common stock transactions:
  Stock issued for acquisitions		    1,234 	    67,917  									    69,151
  Stock issued to employees under
   Incentive plan			       69	     4,160 									     4,229
  Stock options exercised		      637	    11,585 									    12,222
  Amortization of unearned restricted
   Stock												  1,719				     1,719
BALANCE AT SEPTEMBER 30, 1999		 $140,107	$1,169,324	 $1,969,670    $(172,056)	$(5,236)	 $(81,872)	$3,019,937
Disclosure of reclassification amount:
Unrealized holding (losses) on
 Available for sale securities arising
 during period														$(106,797)
Less:Reclassification adjustment, net
 of tax, for gains and losses realized
 in net income 														       27
Net unrealized losses on available for
 sale securities, net of tax												$(106,824)
*Comprehensive income for the nine and three months ended September 30, 1998 was $313.7 million and $70.9 million respectively.
Comprehensive income for the three months ended September 30, 1999 was $113.6 million.
See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
		     CONSOLIDATED STATEMENT OF CASH FLOWS
		   (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

							 Nine Months Ended
					                    September 30
					                1999	         1998
Operating Activities:
 Net income						$   396,327	$   294,705
 Adjustments to reconcile net cash provided by
  operating activities
  Depreciation and amortization of premises and equipment    43,922	     62,438
  Provision for loan losses				     75,389	     41,482
  Net (accretion) amortization of securities		       (135)	        122
  Amortization of loans and other assets		     50,543	     44,051
  Amortization of deposits and borrowings		        490	        241
  Provision for losses on other real estate		        325	      3,807
  Deferred income taxes 				      6,299	     45,314
  (Gain) loss on sale of premises and equipment		     (1,447)	        596
  Realized securities (gains)				        (41)	     (3,127)
  Decrease in trading account assets			     29,458	     26,272
  (Increase) in mortgages held for sale			   (299,607)	   (344,822)
  Decrease (increase) in interest receivable		      4,728	    (42,801)
  (Increase) in other assets				   (105,157)	   (109,294)
  Increase in other liabilities				     51,714	    129,917
  Stock issued to employees				      4,959	     14,717
  Other 						      1,719	      2,598
     Net Cash Provided By Operating Activities		    259,486	    166,216

Investing Activities:
 Net (increase) in loans 				 (2,776,285)	 (1,123,731)
 Proceeds from sale of securities available for sale	      1,755	    622,553
 Proceeds from maturity of investment securities	    409,550	  1,527,722
 Proceeds from maturity of securities available for sale  1,702,888	  1,962,463
 Purchase of investment securities			   (991,764)	 (1,145,825)
 Purchase of securities available for sale		 (2,732,695)	 (3,986,432)
 Net decrease (increase) in interest-bearing deposits in
  other banks						     96,839	    (50,359)
 Proceeds from sale of premises and equipment		     17,796	      5,278
 Purchase of premises and equipment			    (85,829)	    (89,482)
 Net decrease in customers' acceptance liability	     27,432	    140,448
 Net cash received in acquisitions			    130,150	     48,355
     Net Cash (Used) By Investing Activities		 (4,200,163)	 (2,089,010)

Financing Activities:
 Net increase in deposits				    880,208	    917,537
 Net increase in short-term borrowings			  3,153,347	  1,184,514
 Proceeds from long-term borrowings			    733,472	    311,405
 Payments on long-term borrowings			   (942,364)	   (342,643)
 Net (decrease) in bank acceptance liability		    (27,432)	   (140,448)
 Cash dividends						   (167,408)	   (140,176)
 Purchase of treasury stock				   (214,792)	         -0-
 Proceeds from exercise of stock options		     12,222	      5,990
    Net Cash Provided By Financing Activities		  3,427,253	  1,796,179
    (Decrease) in Cash and Cash Equivalents		   (513,424)	   (126,615)
Cash and Cash Equivalents, Beginning of Period		  1,852,947	  1,469,753

     Cash and Cash Equivalents, End of Period		 $1,339,523	 $1,343,138
See notes to consolidated financial statements.

		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			   SEPTEMBER 30, 1999



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

In addition, Regions has adjusted certain previously reported financial information for the periods ending March 31, 1999 and June 30, 1999. The adjustments resulted from an overaccrual of interest income on a certain portion of the Company's mortgage loan portfolio following a processing system conversion. The adjusted financial information has been presented in amended Form 10-Q's for the first and second quarters of 1999. As adjusted, Regions net income for the quarter ended March 31, 1999 was $129.4 million or $.57 per diluted share, instead of the $136.5 million or $.61 per diluted share previously reported. As adjusted, Regions net income for the quarter ended June 30, 1999 was $136.0 million or $.60 per diluted share, instead of the $142.0 million or $.63 per diluted share previously reported.


NOTE B -- Business Combinations

Regions completed no business combinations in the third quarter of 1999.




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

NOTE D -- New Accounting Standards

In June 1999, The FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (Statement 137). Statement 137 defers for one year the effective date of FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (Statement 133). Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. As amended, Statement 133 is effective for quarters in fiscal years beginning after June 15, 2000. Regions is currently evaluating the impact of Statement 133 on its financial position and results of operations.


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

To date, Regions has completed its awareness, assessment, renovation, testing and implementation steps. The Company has completed the installation of the Year 2000 releases provided by vendors on its core-business systems and has completed the century date testing and validation of its core business systems. Regions will continue to communicate with its vendors and install any additional code releases through 1999.

Approximately ninety percent of Regions' software is supplied by outside suppliers affecting most significant systems of the Company. Regions has established formal communications with all of its significant suppliers and large customers to determine the extent to which Regions is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Regions is spending the majority of its Year 2000 resource allocation installing and testing vendor releases, and has hired consultants to ensure that communications are proceeding properly with vendors. To date, Regions is not aware of any external agent with a Year 2000 Issue that would materially impact Regions' results of operations, liquidity or capital resources.

The projected total cost of the Year 2000 project is currently estimated at approximately $20 million and is being funded through operating cash flows. The projected total costs includes personnel costs and other operating expenses related to the modification of systems and applications, as well as the cost to purchase or lease certain hardware and software. Personnel costs and other operating expenses associated with the Year 2000 project will be expensed in the period incurred. The costs of hardware and software associated with the Year 2000 project will be capitalized in accordance with normal policy. The costs of the project and the date on which Regions plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. From initiation of the project through September 30, 1999, a cumulative total of approximately $15.6 million had been spent on the assessment of and efforts in connection with the Year 2000 project, including the renovation and repair of noncompliant systems. This includes approximately $10.2 million expended in 1997 and 1998 (including $2 million for hardware and software) and $5.4 million expended to date in 1999. The majority of the remaining cost will be spent on personnel costs and consultant fees.

Management of Regions believes it has an effective program in place to resolve the Year 2000 issue. As noted above, the Company has substantially completed all necessary phases of the Year 2000 program, including upgrading mission-critical systems. However, disruptions in the economy that are beyond the Company's control resulting from Year 2000 issues could materially adversely affect the Company. Furthermore, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company's operations and estimated costs of the Year 2000 project. The effect of non-compliance by external agents is not determinable. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Management has developed contingency plans in the event that efforts to renovate Regions' systems are not fully successful or are not completed in accordance with current expectations. The contingency plans represent an enhancement of Regions' existing business resumption plans to safeguard Regions under various Year 2000 scenarios. The contingency plans are being designed to address failures of systems outside Regions. The contingency plans include the use of third party service providers, alternative commercial vendors, alternative data security and other contingency service suppliers.

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

During the third quarter of 1999, Region repurchased approximately
4.9 million shares of its common stock at a cost of approximately
$172 million.

NOTE G. Business Segment Information

In 1998, Regions adopted FASB No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires additional financial disclosure of segment information in the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. The new disclosures are as follows.

Regions segment information is presented geographically, based on Regions' six operating regions in the Southeastern United States. Each region is a strategic business unit that serves a particular group of customers in a specified area. The company's six reportable regions are Central, North, Northeast, South, Southwest, and West. These regions have separate managements that are responsible for the operation of each business unit. The Central region mainly consists of central Alabama and all of South Carolina. The Northern region is made up of north Alabama and middle Tennessee. Regions' Georgia franchise comprises the Northeast region. The South region consists primarily of south Alabama and the Florida panhandle. The Southwest region is made up of west Alabama, all of Louisiana and central Florida. The West region consists of Arkansas, east Texas and west Tennessee. In addition, Regions has included the activity of its residential mortgage lending and mortgage banking segment as a separate reportable segment. The reportable segment designated as "other" includes activity of Regions' broker dealer and insurance subsidiaries, the indirect lending division, and the parent company.

The accounting policies used by each reportable segment are the same as those discussed in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.


1999
(in thousands)
			Central		North		Northeast	South		Southwest

Net interest income	  $151,670	   $87,959	  $160,551	   $134,843	  $147,685
Provision for loan loss	    10,898	     5,173	    10,616	      8,208	     8,938
Non-interest income	    43,099	    22,566	    40,259  	     47,356	    37,703
Non-interest expense	    78,460	    45,754	    87,351	     67,847	    78,419
Income taxes		    40,150	    23,432	    40,712	     42,405	    38,393

   Net income 		   $65,261	   $36,166	  $ 62,131	    $63,739	  $ 59,638

Average assets		$4,346,847	$2,902,310	$4,385,462	 $4,123,682	$4,831,136

					Residential			Total
			West		Mortgage	Other		Company
					Lending and
					Mortgage
					Banking

Net interest income 	  $197,845	  $ 17,690	  $167,068	 $1,065,311
Provision for loan loss	    11,475 	    14,595	     5,486	     75,389
Non-interest income	    50,282 	   129,473	    27,440 	    398,178
Non-interest expense	   109,603	   101,321	   219,264	    788,019
Income taxes		    50,103	    17,224	   (48,665)	    203,754

   Net income		   $76,946	  $ 14,023	   $18,423	 $  396,327

Average assets		$5,584,362	$6,072,356	$6,709,300	$38,955,455

1998

			Central		North		Northeast	South		Southwest

Net interest income	  $145,605	  $75,791	  $148,678	   $125,385	  $135,717
Provision for loan loss	     6,415	     2,697	     5,559	      4,746	     5,162
Non-interest income	    36,467	    19,986	    31,826  	     37,958	    31,487
Non-interest expense	    79,808	    41,426	    87,643	     65,776	    77,429
Income taxes		    36,010	    19,676	    33,458	     33,470	    32,281

   Net income		   $59,839	   $31,978	   $53,844	    $59,351	   $52,332

Average assets		$4,324,690	$2,588,179	$4,057,828	 $4,107,573	$4,466,695

					Residential			Total
			West		Mortgage	Other		Company
					Lending and
					Mortgage
					Banking

Net interest income	  $181,608	  $ 34,361 	  $137,114	   $984,259
Provision for loan loss	    10,265 	     6,487	       151	     41,482
Non-interest income         42,688	   109,023	    34,527 	    343,962
Non-interest expense       108,095	   110,258	   269,504	    839,939
Income taxes		    41,400 	    12,549	   (56,749)	    152,095

   Net income		   $64,536	  $ 14,090	  $(41,265) 	   $294,705

Average assets		$6,117,217	$3,959,932	$3,956,075	$33,578,189


		Management's Discussion and Analysis
	 of Financial Condition and Results of Operations

Regions' total assets at September 30, 1999, were $41.2 billion -- an increase of 18% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans and securities, due to acquisition activity and internal growth.
Since year-end 1998, total assets have increased 12%, due primarily to acquisition activity and internal growth.

Comparisons with the prior year are affected by the acquisition of St. James Bancorporation, Inc., EFC Holdings Corporation, and Arkansas Banking Company (accounted for as purchases) and by the business combinations with Meigs County Bancshares, Inc., VB&T Bancshares Corporation and Bullsboro BancShares, Inc. (all of which were accounted for as poolings of interests). Prior year financial information has not been restated to give effect to the Meigs County, VB&T, and Bullsboro transactions since the effect is not material. Relevant 1998 and 1999 acquisitions are summarized as follows:

Date 		Company			Headquarters	Total Assets	Accounting
Acquired	Acquired		Location	(in thousands)	Treatment

November 	EFC Holdings 		Charlotte,	  $ 63,147	Purchase
1998		Corporation		North Carolina

December 	St. James		Lutcher,	   171,572	Purchase
1998		Bancorporation,		Louisiana
		Inc.

January 	Meigs County		Decatur,	   114,407	Pooling
1999		Bancshares, Inc.	Tennessee

January 	VB&T Bancshares		Valdosta,	    75,733	Pooling
1999		Corporation		Georgia

January 	Bullsboro		Newnan,		   100,682	Pooling
1999		BancShares, Inc.	Georgia

March 		Arkansas Banking	Jonesboro,	   354,981	Purchase
1999		Company			Arkansas


Loans have increased 15% since a year ago. During the third quarter of 1999, Regions securitized $411 million of mortgage loans. Loans added from the purchase acquisitions, combined with the three pooling transactions, offset the effect of the securitization. The 15% increase was attributable primarily to growth in the real estate loan portfolio. Since year-end, total loans have increased 13%, due to $433 million in loans added by acquisitions and $2.7 billion in internal growth. The average yield on loans during the first nine months of 1999 was 8.34%, compared to 8.93% during the same period in 1998. This decrease was primarily the result of lower average base lending rates.


Non-performing assets were as follows (in thousands):

				Sept. 30,	Dec. 31,	Sept. 30,
				  1999		  1998		  1998

	Non-accruing loans	$161,837	$124,718	$137,394
	Loans past due 90
	 days or more		  77,918  	 134,411	  56,861
	Renegotiated loans	  10,219	   4,550	   4,852
	Other real estate	  13,371	  17,273	  16,677

	 Total			$263,345	$280,952	$215,784

	Non-performing assets
	 as a percentage of
	 loans and other real
	 estate			   .96%		   1.15%	    .90%

Non-accruing loans have increased $24.4 million since September of last year and $37.1 million since year end. The increases were primarily in the commercial real estate category resulting from the transfer of certain credits to non-accrual status. Loans past due 90 days or more increased $21.1 million, compared to September 1998, primarily due to a change in policy (to no longer transfer consumer loans past due 90 days or more to non-accrual status as a matter of course). Since year end loans past due 90 days or more have declined $56.5 million due to charge-offs and collections of past due loans. At September 30, 1999, real estate loans comprised $107.7 million of total non-accruing loans, with commercial loans accounting for $52.4 million and consumer loans $1.7 million. Other real estate decreased $3.9 million since year end, and $3.3 million since September 1998, due primarily to the disposition and writedown of several parcels of other real estate.


Activity in the allowance for loan losses is summarized as follows
(in thousands):

		         		Sept. 30,	Sept. 30,
					  1999		  1998

	Balance at beginning of period	$315,412	$304,223
	Net loans charged-off:
	 Commercial			  13,471	   3,586
	 Real estate			   9,550	   2,307
	 Installment			  42,635	  31,756

	  Total				  65,656	  37,649

	Allowance of acquired banks	   5,534	  17,182

	Provision charged to expense	  75,389	  41,482

	Balance at end of period	$330,679	$325,238

Net loan losses in the first nine months of 1999 and 1998 were 0.34% and 0.22% of average loans (annualized), respectively. The higher levels of loan losses in 1999 are due to increased charge-offs of consumer loans and specific commercial and real estate credits. At September 30, 1999 the allowance for loan losses stood at 1.20% of loans, compared to 1.36% a year ago and 1.29% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 132% and 126%, respectively, at September 30, 1999, compared to 163% and 151%, respectively, at September 30, 1998.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 1999, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

Regions uses a systematic approach to determine the adequacy of the allowance for loan losses. Regions' systematic approach includes assigning loss factors, based on historical data as adjusted for current business and economic conditions, to portfolios of loans with similar characteristics for which estimates of inherent probable losses can be made. The loss factors are applied to the respective portfolios in order to determine the overall allowance adequacy.

On loans which are considered impaired, it is Regions' policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

Total securities have increased 23% since a year ago and 19% since year end, as a result of securities added by acquisitions in 1999, the securitization of real estate mortgage loans in the third quarter of 1999 (which resulted in a $411 million increase in available for sale securities) and increased balance sheet leveraging.

Mortgage loans held for sale have increased $499 million since September 30, 1998 and $300 million since year end as a result of record levels of residential mortgage loan production at Regions' mortgage banking subsidiary on a year-to-date basis. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $4.7 billion during the first nine months of 1999, compared to $3.5 billion during the same time period in 1998.

Interest-bearing deposits in other banks at September 30, 1999 totaled $48.2 million, a decrease of $93.4 million compared to a year ago and $95.7 million compared to year end. These decreases resulted from the utilization of alternative investments, as interest bearing deposits, which were acquired in connection with acquisitions, matured.

Net federal funds purchased and security repurchase agreements totaled $4.1 billion at September 30, 1999, $1.8 billion at year end and $1.2 billion at September 30, 1998. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 1999 net funds purchased averaged $3.1 billion, compared to $1.2 billion for the same period of 1998, indicating increased reliance on purchased funds to support earning asset growth since September of 1998.

Premises and equipment have increased $40.7 million since year end and $61.1 million since September 30, 1998. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since December 1998 and the installation of new branch and back office equipment.

Other assets have increased $60.3 million since year end, and $218.4 million since the third quarter of last year. These increases were due primarily to higher excess purchase price due to acquisitions, as well as increased investments in low-income housing partnerships, increased mortgage loan escrow advances and increased mortgage servicing rights.

Total deposits have increased 10% since September 30 of last year. The deposits acquired in connection with acquisitions resulted in a 4% increase, with the remaining 6% increase attributable to internal growth. The internal growth resulted primarily from increases in interest-bearing checking accounts and large certificates of deposit. Since year end, total deposits have increased 3% after adjusting for the deposits acquired in connection with acquisitions during the first quarter of 1999.

Other short-term borrowings increased $884.8 million since
September 30, 1998 and $1.1 billion since year end. These increases are the result of Regions' increased utilization of Federal Home Loan Bank structured notes as a short-term funding source due to more favorable rates on this funding source relative to other sources of short-term borrowings.

Long-term borrowings have decreased $199.9 million since year end, and $53.0 million since September 30, 1998. The declines in long-term borrowings resulted primarily from maturities of Federal Home Loan Bank advances and other long-term notes payable.

Stockholders' equity was $3.0 billion at September 30, 1999, an increase of 2% over last year and an increase of 1% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions since December 1998, offset by treasury stock purchases in the third quarter of 1999 totaling $172 million. Accumulated other comprehensive income totaled $(81.9) million at September 30, 1999, compared to $25.0 million at year end and $35.0 million at September of 1998, reflecting changes in the estimated fair market value of available for sale securities due to changes in market interest rates. Regions' ratio of equity to total assets was 7.32% at September 30, 1999, compared to 8.43% a year ago and 8.15% at year end. This ratio has declined over the last year due to strong asset growth, combined with treasury stock purchases and decreased accumulated other comprehensive income.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At September 30, 1999, the loan to deposit ratio was 92.31%, compared to 87.74% a year ago and 85.95% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Net interest income for the first nine months of 1999 increased $81.1 million or 8%, compared to the same period in 1998. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 4.01% in the first nine months of 1999, compared to 4.28% in the same period in 1998. This ratio decreased due to unfavorable repricing of the securities and loan portfolios partially offset by lower funding costs in the first nine months of 1999. For the third quarter of 1999, net interest income increased $34.7 million or 11% compared to the same period in 1998 due to higher levels of earning assets.

The provision for loan losses was $75.4 million or .39% annualized of average loans in the first nine months of 1999, compared to $41.5 million or .24% annualized of average loans in the first nine months of 1998. A higher provision for loan losses was recorded in the first nine months of 1999 because of higher net charge-offs and growth in the loan portfolio. Acquisitions added $5.5 million to the allowance for loan losses in the first quarter of 1999.

Total non-interest income increased $54.2 million or 16% over the first nine months of 1998. On a quarterly basis, total non-interest income increased $19.0 million or 17% over the third quarter of 1998. Trust department income increased slightly compared to the first nine months of 1998 and to the third quarter of 1998 due to higher advisory fees from mutual funds. Increased number of deposit accounts due to acquisitions and internal growth, and adjustments in service charge fee schedules, resulted in service charges on deposit accounts increasing $19.2 million or 16% in the first nine months of 1999 and $9.6 million or 24% in the third quarter of 1999 compared to the same periods in 1998. Mortgage servicing and origination fees decreased $1.7 million or 2% in the first nine months of 1999 and $4.8 million or 18% in the third quarter of 1999 compared to the same periods in 1998. Mortgage origination fees were down due to declining levels of new loan production in the third quarter of 1999 compared to the same period in 1998 and because third quarter 1999 new loan production activity was more heavily dependent on ARM production, which generally generate less origination income than fixed-rate products. Mortgage servicing fees were lower on a year-to-year comparison. The mortgage company's servicing portfolio totaled $23.9 billion at September 30, 1999. Other non-interest income increased $39.6 million in the first nine months of 1999 and $14.0 million in the third quarter of 1999 over the same periods in 1998. These increases were the result of increased income related to investments in low-income housing partnerships, increased trading account and brokerage income and increased insurance premiums and commissions, as well as an $18.4 million gain from the sale of joint venture banking interests recognized in the first quarter of 1999.

During the third quarter of 1998, Regions incurred a $114.7 million pre-tax ($76.5 million or $.34 per share after-tax) nonrecurring merger and consolidation charge primarily related to acquisition activity.

Total non-interest expense, excluding merger and consolidation charges, increased $62.8 million or 9% in the first nine months of 1999 and $30.5 million or 13% in the third quarter of 1999 compared to the same periods in 1998. Salaries and employee bene-fits were up 6% in the first nine months of 1999 compared to the same period in 1998 and up 12% in the third quarter of 1999 compared to the same period in 1998. These increases are due to a higher number of employees due to acquisitions coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased less than 1% in the first nine months of 1999 and 4% in the third quarter of 1999 over the same periods in 1998. These increases are primarily the result of higher levels of depreciation expense partially offset by the benefits from consolidation and conversion of branch offices and back office systems added through acquisitions. Other non-interest expense increased $37.1 million or 16% in the first nine months of 1999 and $14.1 million or 19% in the third quarter of 1999 compared to the same periods in 1998. These increases resulted from increases in amortization of excess purchase price, communication costs, postage and professional fees.

Income tax expense increased $51.7 million or 34% over the first nine months of 1998 and $40.0 million or 149% over the third quarter of 1998. These increases were the result of an increase in taxable income in 1999 as compared to 1998, which was impacted by the nonrecurring merger and consolidation charge taken in the third quarter of 1998. Excluding the effect of the nonrecurring merger and consolidation charge, income tax expense would have increased 7% on a yearly comparison and 3% on a quarterly comparison.

Net income for the third quarter was $131.0 million--up 155% compared to the third quarter of last year. Year-to-date net income totaled $396.3 million or $1.76 per diluted share, a 33% increase on a per share basis compared to the first nine months of 1998. Annualized return on stockholders' equity increased to 17.16%, compared to 13.79% in the first nine months of last year. Annualized return on assets was 1.36% in the first nine months of 1999 compared to 1.17% in the same period in 1998. Operating income (net income less nonrecurring items) increased 7% on a yearly comparison and 2% on a quarterly comparison

Part II.  Other Information



Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			(27.1) Financial Data Schedule (SEC use only)


		(b)	Reports on Form 8-K:

			On October 19, 1999, a report on Form 8-K, dated October 18, 1999, was filed under items 5 and 7. The report related to the Registrant's results of operations and financial position for the third quarter of 1999 and to the Registrant's adjustment of previously reported results of operations and financial position for the first and second quarters of 1999.

			SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







					Regions Financial Corporation



DATE:  November 12, 1999		 /s/ Robert P. Houston
					Robert P. Houston
					Executive Vice President and
					  Comptroller
					(Chief Accounting Officer and
					  Duly Authorized Officer)