Form 10-K405
period 1999-12-31
REGIONS FINANCIAL CORP
filed 2000-03-23
CIK 36032

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                        COMMON STOCK -- PAR VALUE $.625

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

    State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000.

                COMMON STOCK, $.625 PAR VALUE -- $4,460,799,278*

* Excludes as shares held by affiliates only shares held by the registrant's Employee Stock Purchase Plan, Employees' Stock Ownership Plan, Directors' Stock Investment Plan and executive officers who are directors without prejudice to a determination of control.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 29, 2000.

    Common Stock, $.625 Par Value -- 221,069,227 shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual proxy statement to be dated approximately April 17, 2000 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     (a) The Registrant, Regions Financial Corporation (the "Registrant" or "Regions"), is a regional bank holding company headquartered in Birmingham, Alabama, which operated 735 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas as of December 31, 1999. At that date, Regions had total consolidated assets of approximately $42.7 billion, total consolidated deposits of approximately $30.0 billion, and total consolidated stockholders' equity of approximately $3.1 billion.

     Regions was organized under the laws of the state of Delaware and commenced operations in 1971 under the name First Alabama Bancshares, Inc. On May 2, 1994, the name of First Alabama Bancshares, Inc. was changed to Regions Financial Corporation. Regions' principal executive offices are located at 417 North 20th Street, Birmingham, Alabama 35203, and its telephone number at such address is
(205) 944-1300.

     At December 31, 1999, Regions operated two state-chartered commercial bank subsidiaries (collectively, the "Subsidiary Banks") in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas and various banking-related subsidiaries engaged in mortgage banking, credit life insurance, leasing, commercial accounts receivable factoring, specialty mortgage financing and securities brokerage activities with offices in various southeastern states. Through its subsidiaries, Regions offers a broad range of banking and banking-related services.

     In Alabama, Regions operates through Regions Bank which operates 196 banking offices throughout the state. At December 31, 1999, these offices had 32% of total consolidated assets and 33% of total consolidated deposits.

     In Arkansas, Regions operates through Regions Bank with 134 banking offices throughout the state. At December 31, 1999, these offices had 16% of total consolidated assets and 17% of total consolidated deposits.

     In Florida, Regions operates through Regions Bank which operates through 64 banking offices in the northwest and central regions of the state. At December 31, 1999, these offices had 7% of total consolidated assets and 8% of total consolidated deposits.

     In Georgia, Regions operates through Regions Bank, which operates 143 banking offices in the state. At December 31, 1999, these offices had 24% of total consolidated assets and 21% of total consolidated deposits.

     In Louisiana, (i) Regions Bank, and (ii) Minden Bank and Trust Company operate 86 banking offices throughout the state. At December 31, 1999, these offices had 9% of total consolidated assets and 10% of total consolidated deposits.

     In South Carolina, Regions Bank operates 35 banking offices throughout the state. At December 31, 1999, these offices had 4% of total consolidated assets and total consolidated deposits.

     In Tennessee, Regions Bank operates 48 banking offices. At December 31, 1999, these offices had 5% of total consolidated assets and 4% of total consolidated deposits.

     In Texas, Regions Bank operates 29 banking offices throughout the eastern portion of the state. At December 31, 1999, these offices had 3% of total consolidated assets and total consolidated deposits.

     In addition to the Subsidiary Banks, Regions provides additional financial services through various banking-related subsidiaries, the most significant of which provide mortgage banking, credit life insurance, securities brokerage activities, commercial accounts receivable factoring, and specialty financing.

     Regions Mortgage Inc. (RMI), a subsidiary of Regions Bank, is engaged in mortgage banking with its primary business and source of income being the origination and servicing of mortgage loans for long-term investors. RMI serviced approximately $24.1 billion in real estate mortgages at December 31, 1999, and operates loan production offices in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, and Tennessee.

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

     EquiFirst, a subsidiary of EFC Holdings Corporation which is a wholly-owned subsidiary of Regions Bank, provides specialty financing to consumer customers.

     A substantial portion of the growth of Regions since commencing operations in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. Since it began operations as a bank holding company, Regions has completed 90 acquisitions of other financial institutions representing in aggregate (at the time the acquisitions were completed) approximately $24.5 billion in assets. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some cases, negotiations frequently take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions' financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

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

     Some of such factors are specific to Regions, including:

     - The cost and other effects of material contingencies, including litigation contingencies and other contingencies related to acquired operations.

     - Regions' ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

     - The ability of Regions to achieve the earnings expectations related to the acquired operations of recently-completed acquisitions, which in turn depends on a variety of factors, including:

          - the ability of Regions to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations.

          - the assimilation of the acquired operations to Regions' corporate culture, including the ability to instill Regions' credit practices and efficient approach to the acquired operations.

          - the continued growth of the acquired entities' markets consistent with recent historical experience.

     Other factors which may affect Regions apply to the financial services industry more generally, including:

     - Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, U.S., and southeastern U.S. economies, the value of investments, collectibility of loans, and the profitability of business entities.

     - Possible changes in monetary and fiscal policies, laws, and regulations, and other activities of governments, agencies, and similar organizations.

     - The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies, and finance companies, and attendant changes in patterns and effects of competition in the financial services industry.

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

     Reference is made to Note W "Business Segment Information" to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for information required by this item.

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

     On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which significantly relaxes previously existing restrictions on the activities of banks and bank holding companies. Effective 120 days after enactment, an eligible bank holding company may elect to be a "financial holding company" and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. For a bank holding company to be eligible for financial holding company status, all of its subsidiary financial institutions must be well-capitalized and well managed. It effects financial holding company status by filing a declaration with the Federal Reserve Board that it elects to be a financial holding company. A financial holding company may engage directly or through a subsidiary in the statutorily authorized activities of securities dealing, underwriting, and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments, and in any activity that the Federal Reserve Board determines by rule or order to be financial in nature or incidental to such financial activity. The Federal Reserve Board must deny expanded authority to any bank holding company that received less than a satisfactory rating on its most recent CRA review as of the time it submits its declaration.

     The Gramm-Leach-Bliley Act also permits securities brokerage firms and insurance companies to own banks and bank holding companies. The Act also seeks to streamline and coordinate regulation of integrated financial holding companies, providing generally for "umbrella" regulation of financial holding companies by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

     Each of the Subsidiary Banks of the Registrant is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, its deposits are insured by the FDIC to the extent provided by law. Each Subsidiary Bank is also subject to numerous state and federal statutes and regulations that affect its business activities and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

     The Subsidiary Banks, which are state-chartered banks and are not members of the Federal Reserve System, are subject to supervision and examination by the FDIC and the state banking authorities of the states in which they are located. The federal banking regulator of the Subsidiary Banks, as well as the appropriate state banking authority for each of the Subsidiary Banks, regularly examine the operations of the Subsidiary Banks and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

     As to the payment of dividends, the Subsidiary Banks are subject to the respective laws and regulations of the states of Alabama and Louisiana and to the regulations of the FDIC.

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

     At December 31, 1999, under dividend restrictions imposed under federal and state laws, the Subsidiary Banks, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately $354 million.

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

     The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 1999, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 9.51% and 11.42%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The Registrant's Leverage Ratio at December 31, 1999, was 6.95%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Each of the Registrant's Subsidiary Banks is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve. Each of the Registrant's Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1999. Neither the Registrant nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

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

     Under the final agency rule implementing the prompt corrective action provisions, an institution that (i) has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be "well capitalized." An institution with a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be "adequately capitalized." A depository institution that has a Total Capital ratio of less than 8.0%, a Tier 1 Capital ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be "undercapitalized." A depository institution that has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be "significantly undercapitalized," and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

     At December 31, 1999, all of the Registrant's Subsidiary Banks had the requisite capital levels to qualify as well capitalized.

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

     All of Regions' subsidiary banks are now assessed at the well-capitalized level where the premium rate is currently zero. Like all insured banks, all of Regions' subsidiary banks also must pay a quarterly assessment of approximately $.02 per $100 of assessable deposits to pay off bonds that were issued in the late 1980's by a government corporation, the financing corporation, to raise funds to cover costs of the savings and loan crisis.

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

     Other. The United States Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form further legislation may be adopted or the extent to which the business of the Registrant may be affected thereby.

     Registrant's broker/dealer subsidiary, Regions Investment Company, Inc., is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, and certain state securities commissions.

          (i) The following chart shows for the last three years the percentage of total operating income contributed by each of the major categories of income.

                                                              1999     1998     1997
                                                              -----    -----    -----
Interest and fees on loans..................................   64.9%    67.4%    68.5%
Interest on securities......................................   16.6     14.9     14.9
Interest on mortgage loans held for sale....................    2.4      1.5      0.8
Interest on federal funds sold..............................    0.1      0.6      0.6
Other interest income.......................................    0.1      0.2      0.1
Trust department income.....................................    1.6      1.8      1.6
Service charges on deposit accounts.........................    5.8      5.6      5.6
Mortgage servicing and origination fees.....................    3.0      3.6      3.5
Other non-interest income...................................    5.5      4.4      4.4
                                                              -----    -----    -----
          Total Operating Income............................  100.0%   100.0%   100.0%
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

          As of December 31, 1999, the Registrant was the third largest bank holding company headquartered in Alabama based on assets. For information with respect to the Registrant's markets and the size of the Subsidiary Banks operating in such markets, see the information provided under subsection (a) of this Item 1.

          Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. Although the ranking of Registrant's position varies in different markets, Registrant believes that its affiliates effectively compete with other banks and thrifts in their relevant market areas.

          Under the provisions of the Interstate Banking Act, the Registrant and any other bank holding company located in Alabama are now able to acquire a bank located in any other state, and a bank holding company located outside Alabama could acquire any Alabama-based bank, in either case subject to certain deposit percentage and other restrictions. The Interstate Banking Act also generally provided that national and state-chartered banks may branch interstate through acquisitions of banks in other states. To the extent that large bank holding companies make acquisitions in the markets in which Regions operates do effect acquisitions pursuant to the Interstate Banking Act, competition in the Registrant's markets could further intensify.

          (xi) There were no material expenditures during the last three fiscal years on research and development activities by the Registrant.

          (xii) Regulations of any governmental authority concerning the discharge of materials into the environment are expected to have no material effect on the Registrant or any of its subsidiaries.

          (xiii) As of December 31, 1999, Registrant, its affiliate banks and other subsidiaries had a total of 14,606 full-time-equivalent employees.

     (d) Registrant neither engages in foreign operations nor derives a significant portion of its business from customers in foreign countries.

ITEM 2.  PROPERTIES

     The corporate headquarters of the Registrant occupy several floors of the main Birmingham banking facility of Regions Bank, located at 417 North 20th Street, Birmingham, Alabama 35203.

     The Registrant and its subsidiaries, including the Subsidiary Banks, operate through 966 office facilities, of which 706 are owned by the Registrant or one of its subsidiaries and 260 are subject to building or ground leases. Of the 735 branch office facilities operated by the Subsidiary Banks at December 31, 1999, 202 are subject to building or ground leases and 533 are wholly owned by the Subsidiary Banks.

     For offices in premises leased by the Registrant and its subsidiaries, annual rentals totaled approximately $14,159,000 as of December 31, 1999. During 1999, the Registrant and its subsidiaries received approximately $8,218,000 in rentals for space leased to others. At December 31, 1999, encumbrances on the offices, equipment and other operational facilities owned by the Registrant and its subsidiaries totaled approximately $1,765,000 with a weighted average interest rate of 4.9%.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Note L "Commitments and Contingencies", to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

     The Registrant continues to be concerned about the general trend in litigation in Alabama state courts and other courts involving large damage awards against financial service company defendants. Registrant directly or through its subsidiaries is party to approximately 179 cases in the ordinary course of business, some of which seek class action treatment or punitive damages.

     Notwithstanding these concerns, Registrant believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Registrant's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     On April 22, 1999, 301,929 shares of common stock of the Registrant were issued in connection with a prior business combination with EFC Holdings Corporation. Such shares were not registered under the Securities Act of 1933, in reliance upon the exemption from registration provided by section 4(2) of such act. Such shares were issued to six recipients, each of which was an accredited investor within the meaning of Regulation D and each of which had background and experience such that the recipient was capable of evaluating the merits and risks of an investment in the Registrant's common stock. The Registrant took appropriate precautions to prevent the unregistered distribution of such securities, consisting of securing the agreement of the recipients not to resell the securities in the absence of registration or the availability of an exemption. The shares have been registered for resale under the Securities Act (Registration No. 333-86975.)

     Common Stock Market Prices and Dividend information for the year ended December 31, 1999, is included under Item 8 of this Annual Report filed on Form 10-K in Note Z to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                          HISTORICAL FINANCIAL SUMMARY

                                                                                                                        COMPOUND
                                                                                                             ANNUAL      GROWTH
                                                                                                             CHANGE       RATE
                                 1999         1998         1997         1996         1995         1994      1998-1999   1994-1999
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATING RESULTS
Interest income:
 Interest and fees on
   loans....................  $2,201,786   $2,072,204   $1,837,392   $1,554,478   $1,394,937   $1,050,318      6.25%      15.96%
 Income on federal funds
   sold.....................       4,256       17,610       16,882       11,060       13,462       12,096    -75.83      -18.85
 Taxable interest on
   securities...............     524,935      417,121      355,591      331,895      292,459      265,060     25.85       14.64
 Tax-free interest on
   securities...............      39,484       39,981       42,836       34,536       36,421       34,900     -1.24        2.50
 Other interest income......      84,225       50,870       23,883       22,314       13,148       23,138     65.57       29.49
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total interest
       income...............   2,854,686    2,597,786    2,276,584    1,954,283    1,750,427    1,385,512      9.89       15.56
Interest expense:
 Interest on deposits.......   1,056,799    1,065,054      954,782      826,844      740,033      521,817     -0.78       15.16
 Interest on short-term
   borrowings...............     329,518      174,906      108,617       75,827       69,056       29,552     88.40       61.98
 Interest on long-term
   borrowings...............      42,514       33,008       33,977       39,788       52,153       46,791     28.80       -1.90
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total interest
       expense..............   1,428,831    1,272,968    1,097,376      942,459      861,242      598,160     12.24       19.02
                              ----------   ----------   ----------   ----------   ----------   ----------
       Net interest
       income...............   1,425,855    1,324,818    1,179,208    1,011,824      889,185      787,352      7.63       12.61
Provision for loan losses...     113,658       60,505       89,663       46,026       37,493       22,058     87.85       38.81
                              ----------   ----------   ----------   ----------   ----------   ----------
 Net interest income after
   provision for loan
   losses...................   1,312,197    1,264,313    1,089,545      965,798      851,692      765,294      3.79       11.39
Non-interest income:
 Trust department income....      53,434       55,218       44,227       41,660       38,328       34,016     -3.23        9.45
 Service charges on deposit
   accounts.................     194,984      171,344      151,618      124,960      105,207       91,648     13.80       16.30
 Mortgage servicing and
   origination fees.........     103,118      111,555       93,327       92,757       65,920       65,511     -7.56        9.50
 Securities gains
   (losses).................         160        7,002          498        3,311         (697)         681        NM          NM
 Other......................     185,445      129,578      117,312       82,415       71,379       60,662     43.11       25.04
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total non-interest
       income...............     537,141      474,697      406,982      345,103      280,137      252,518     13.15       16.29
Non-interest expense:
 Salaries and employee
   benefits.................     551,569      528,409      480,842      413,768      373,754      334,508      4.38       10.52
 Net occupancy expense......      61,635       62,887       61,933       55,163       48,724       45,088     -1.99        6.45
 Furniture and equipment
   expense..................      72,013       68,595       56,304       49,971       41,719       38,891      4.98       13.11
 Merger and consolidation
   expenses and SAIF
   assessment...............           0      121,438            0       33,777            0            0        NM          NM
 Other......................     379,095      322,379      302,697      284,355      256,628      235,019     17.59       10.03
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total non-interest
       expense..............   1,064,312    1,103,708      901,776      837,034      720,825      653,506     -3.57       10.25
                              ----------   ----------   ----------   ----------   ----------   ----------
       Income before income
       taxes................     785,026      635,302      594,751      473,867      411,004      364,306     23.57       16.60
Applicable income taxes.....     259,640      213,590      197,222      156,008      134,529      115,853     21.56       17.51
                              ----------   ----------   ----------   ----------   ----------   ----------
       Net income...........  $  525,386   $  421,712   $  397,529   $  317,859   $  276,475   $  248,453     24.58%      16.16%
                              ==========   ==========   ==========   ==========   ==========   ==========
Average number of shares
 outstanding................     221,617      220,114      209,781      194,241      190,896      182,903      0.68%       3.91%
Average number of shares
 outstanding -- diluted.....     223,967      223,781      213,750      197,751      193,579      185,110      0.08        3.88
Per share:
   Net income...............  $     2.37   $     1.92   $     1.89   $     1.64   $     1.45   $     1.36     23.44%      11.75%
   Net income, diluted......        2.35         1.88         1.86         1.61         1.43         1.34     25.00       11.89
   Cash dividends
     declared...............        1.00         0.92         0.80         0.70         0.66         0.60      8.70       10.76

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                           1999         1998         1997         1996         1995         1994
                                                           -----        -----        -----        -----        -----        -----
YIELDS AND COSTS (TAXABLE EQUIVALENT BASIS)
Earning assets:
  Taxable securities.....................................   6.35%        6.42%        6.50%        6.37%        6.27%        5.86%
  Tax-free securities....................................   7.91         8.26         8.42         8.07         8.64         9.25
  Federal funds sold.....................................   4.49         5.45         5.99         5.19         6.01         4.03
  Loans (net of unearned income).........................   8.33         8.88         8.98         8.99         8.94         8.17
  Other earning assets...................................   7.06         6.59         7.32         8.10         7.23         6.33
          Total earning assets...........................   7.83         8.27         8.42         8.35         8.30         7.53
Interest-bearing liabilities:
  Interest-bearing deposits..............................   4.32         4.61         4.63         4.58         4.55         3.61
  Short-term borrowings..................................   5.07         5.16         5.67         5.46         6.31         5.10
  Long-term borrowings...................................   6.33         7.32         6.69         6.66         6.56         6.12
          Total interest-bearing liabilities.............   4.52         4.73         4.76         4.70         4.74         3.79
          Net yield on interest earning assets...........   3.94         4.25         4.41         4.36         4.27         4.33
RATIOS
Net income to:
  Average stockholders' equity...........................  17.13%       14.62%**     15.38%       14.71%*      14.30%       14.88%
  Average total assets...................................   1.33         1.24**       1.35         1.25*        1.19         1.23
Efficiency...............................................  53.60        60.82**      57.78        61.84*       61.61        62.89
Dividend payout..........................................  42.19        47.92        42.33        42.68        45.52        44.12
Average loans to average deposits........................  91.35        86.93        84.94        82.42        82.23        75.90
Average stockholders' equity to average total assets.....   7.74         8.47         8.75         8.50         8.36         8.23
Average interest-bearing deposits to average total
  deposits...............................................  84.40        85.83        85.25        85.87        85.40        84.94

---------------

 * Ratios for 1996 excluding $20.2 million in after-tax charges for SAIF assessment and merger expenses are as follows: Return on average stockholders' equity 15.64%, Return on average total assets 1.33%, and Efficiency 60.93%.
** Ratios for 1998 excluding $80.7 million in after-tax charges for merger and consolidation charges are as follows: Return on average stockholders' equity 17.42%, Return on average total assets 1.48%, and Efficiency 54.13%.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES


                                        1999          1998          1997          1996          1995         1994
                                     -----------   -----------   -----------   -----------  ------------  -----------
                                                         (AVERAGE DAILY BALANCES IN THOUSANDS)
ASSETS
Earning assets:
  Taxable securities...............  $ 8,244,603   $ 6,473,392   $ 5,443,877   $ 5,151,154   $ 4,646,458   $ 4,549,170
  Tax-exempt securities............      745,064       728,511       769,516       665,685       616,960       549,471
  Federal funds sold...............       94,875       323,293       282,006       213,280       224,136       307,255
  Loans, net of unearned Income....   26,478,349    23,379,317    20,535,989    17,329,462    15,666,565    12,912,785
  Other earning assets.............    1,195,729       773,077       327,265       276,257       181,890       361,025
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total earning assets.......   36,758,620    31,677,590    27,358,653    23,635,838    21,336,009    18,679,706
  Allowance for loan losses........     (328,188)     (313,521)     (284,606)     (244,012)     (221,004)     (207,166)
  Cash and due from banks..........    1,237,318       981,930     1,003,864       811,790       918,010       835,364
  Other non-earning assets.........    1,940,182     1,711,042     1,460,675     1,222,811     1,107,953       969,492
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total assets...............  $39,607,932   $34,057,041   $29,538,586   $25,426,427   $23,140,968   $20,277,396
                                     ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............  $ 4,520,405   $ 3,812,177   $ 3,565,848   $ 2,970,682   $ 2,781,575   $ 2,562,650
  Interest-bearing.................   24,465,254    23,081,727    20,611,654    18,056,076    16,271,457    14,449,888
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total deposits.............   28,985,659    26,893,904    24,177,502    21,026,758    19,053,032    17,012,538
Borrowed funds:
  Short-term.......................    6,502,860     3,386,392     1,917,127     1,389,922     1,095,129       577,526
  Long-term........................      671,665       450,808       507,775       597,034       794,576       766,281
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total borrowed funds.......    7,174,525     3,837,200     2,424,902     1,986,956     1,889,705     1,343,807
  Other liabilities................      380,798       441,188       352,124       251,244       264,708       251,789
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities..........   36,540,982    31,172,292    26,954,528    23,264,958    21,207,445    18,608,134
  Stockholders' equity.............    3,066,950     2,884,749     2,584,058     2,161,469     1,933,523     1,669,262
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities and
          stockholders' equity.....  $39,607,932   $34,057,041   $29,538,586   $25,426,427   $23,140,968   $20,277,396
                                     ===========   ===========   ===========   ===========   ===========   ===========

                                                 COMPOUND
                                      ANNUAL      GROWTH
                                      CHANGE       RATE
                                     1998-1999   1994-1999
                                     ---------   ---------
                                        (AVERAGE DAILY
                                     BALANCES IN THOUSANDS)
ASSETS
Earning assets:
  Taxable securities...............     27.36%      12.63%
  Tax-exempt securities............      2.27        6.28
  Federal funds sold...............    -70.65      -20.94
  Loans, net of unearned Income....     13.26       15.44
  Other earning assets.............     54.67       27.06

        Total earning assets.......     16.04       14.50
  Allowance for loan losses........      4.68        9.64
  Cash and due from banks..........     26.01        8.17
  Other non-earning assets.........     13.39       14.88

        Total assets...............     16.30%      14.33%

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............     18.58%      12.02%
  Interest-bearing.................      5.99       11.11

        Total deposits.............      7.78       11.25
Borrowed funds:
  Short-term.......................     92.03       62.30
  Long-term........................     48.99       -2.60

        Total borrowed funds.......     86.97       39.79
  Other liabilities................    -13.69        8.63

        Total liabilities..........     17.22       14.45
  Stockholders' equity.............      6.32       12.94

        Total liabilities and
          stockholders' equity.....     16.30%      14.33%


                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES


                                        1999          1998          1997          1996
                                     -----------   -----------   -----------   -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR-END BALANCES
  Assets...........................  $42,714,395   $36,831,940   $31,414,058   $26,993,344
  Securities.......................   10,913,044     7,969,137     6,315,923     5,742,375
  Loans, net of unearned income....   28,144,675    24,365,587    21,881,123    18,395,552
  Non-interest-bearing deposits....    4,419,693     4,577,125     3,744,198     3,143,968
  Interest-bearing deposits........   25,569,401    23,772,941    21,266,823    18,875,444
                                     -----------   -----------   -----------   -----------
        Total deposits.............   29,989,094    28,350,066    25,011,021    22,019,412
  Long-term debt...................    1,750,861       571,040       445,529       570,545
  Stockholders' equity.............    3,065,112     3,000,401     2,679,821     2,274,563
  Stockholders' equity per share...  $     13.89   $     13.61   $     12.75   $     11.82
  Market price per share of common
    stock..........................  $     25.13   $     40.31   $     42.19   $     25.85

                                                                             COMPOUND
                                                                  ANNUAL      GROWTH
                                                                  CHANGE       RATE
                                        1995          1994       1998-1999   1994-1999
                                     -----------   -----------   ---------   ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR-END BALANCES
  Assets...........................  $24,419,249   $22,184,508     15.97%      14.00%
  Securities.......................    5,618,839     5,143,226     36.94       16.24
  Loans, net of unearned income....   16,156,312    14,726,649     15.51       13.83
  Non-interest-bearing deposits....    3,086,166     2,765,390     -3.44        9.83
  Interest-bearing deposits........   16,896,367    15,283,516      7.56       10.84
                                     -----------   -----------
        Total deposits.............   19,982,533    18,048,906      5.78       10.69
  Long-term debt...................      762,521       766,774    206.61       17.96
  Stockholders' equity.............    2,047,398     1,785,026      2.16       11.42
  Stockholders' equity per share...  $     10.74   $      9.58      2.06%       7.71%
  Market price per share of common
    stock..........................  $     21.50   $     15.50    -37.66%      10.15%

---------------

Notes to Historical Financial Summary:

(1) Amounts in all periods have been restated to reflect significant business transactions accounted for as poolings of interests, including significant combinations through the year ended December 31, 1999.
(2) All per share amounts give retroactive recognition to the effect of stock dividends and stock splits.
(3) Non-accruing loans, of an immaterial amount, are included in earning assets. No adjustment has been made for these loans in the calculation of yields.
(4) Yields are computed on a taxable equivalent basis, net of interest disallowance, using marginal federal income tax rates of 35% for 1999-1994.
(5) This summary should be read in conjunction with the related consolidated financial statements and notes thereto under Item 8 on pages 48 to 81 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's (Regions or the Company) financial position and results of operations. The emphasis of this discussion will be on the years 1997, 1998 and 1999; however, financial information for prior years will also be presented when appropriate.

     Regions' primary business is banking. In 1999, Regions' banking affiliates contributed approximately $502 million to consolidated net income. During 1997 and 1998, Regions' individual banking affiliates in each state (except one recently acquired bank) were merged into one state-chartered (Alabama) bank. A distribution of selected information as of December 31, 1999, on Regions' banking operations, by state, is as follows:

                                                                                FULL-SERVICE
                                                 ASSETS    LOANS    DEPOSITS      OFFICES
                                                 ------    -----    --------    ------------
Alabama........................................    32%       32%       33%          196
Arkansas.......................................    16        16        17           134
Georgia........................................    24        24        21           143
Louisiana......................................     9         9        10            86
Florida........................................     7         7         8            64
Texas..........................................     3         3         3            29
South Carolina.................................     4         4         4            35
Tennessee......................................     5         5         4            48
                                                  ---       ---       ---           ---
          Totals...............................   100%      100%      100%          735
                                                  ===       ===       ===           ===

     Supplementing the Company's banking operations are a mortgage banking company, credit life insurance related companies, a registered broker/dealer firm and a commercial accounts receivable financing, billing and collection company. Regions has no foreign operations, although it maintains an International Department to assist customers with their foreign transactions. The mortgage banking company services approximately $24.1 billion in mortgage loans and in 1999 contributed approximately $21.9 million to income.

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

     Regions' acquisition activity in 1997 strengthened its presence in Florida, Georgia and Louisiana, through nine acquisitions, which combined added $1.9 billion in assets, $1.0 billion in loans and $1.6 billion in deposits.

     Regions expanded its Florida presence in Panama City and Longwood through the acquisition of Florida First Bancorp, Inc. and First Mercantile National Bank with $287 million and $157 million in assets, respectively.

     In Georgia, Regions continued to expand its market presence through the acquisition of four institutions: Allied Bankshares, Inc. of Thomson with assets of $560 million; First Bankshares, Inc., of Hapeville with $127 million in assets; SB&T Corporation of Smyrna with $148 million in assets; and GF Bancshares, Inc. of Griffin with $99 million in assets.

     Regions' expansion in Louisiana consisted of three institutions; West Carroll Bancshares, Inc. of Oak Grove with assets of $127 million in the northern part of the state, Gulf South Bancshares, Inc. of Gretna with assets of $55 million and The New Iberia Bancorp, Inc. of New Iberia with assets of $313 million in the southern part of Louisiana.

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

     In Tennessee, First Commercial acquired a Federal Savings Bank subsidiary of Kemmons Wilson, Inc. This transaction added $396 million in assets.

     Additionally, Regions expanded its line of businesses and market area by acquiring EFC Holdings Corporation (EFC), a Charlotte, North Carolina, specialty financing institution. EFC, with $63 million in assets, originates and sells consumer mortgage loans.

     Acquisition activity in 1999 focused on strengthening several of Regions' existing markets. In early 1999, Regions acquired two Georgia-based institutions, VB&T Bancshares Corporation located in Valdosta and Bullsboro BancShares, Inc. located in Newnan, which combined added approximately $176 million in assets. The VB&T transaction increased Regions' presence in Southwest Georgia while the Bullsboro transaction increased Regions' suburban-Atlanta franchise.

     Also in early 1999, Regions increased its Tennessee presence with the acquisition of Meigs County Bancshares, Inc., a $114 million institution located in Decatur, a part of Regions' middle Tennessee market.

     Regions' 1999 expansion activity in Arkansas was in the northeast portion of the state. In March, Regions acquired Arkansas Banking Company located in Jonesboro. This transaction, while adding $355 million in assets, significantly increased Regions' presence in the Jonesboro market.

     At the end of 1999, Regions acquired Minden Bancshares, Inc., which is located in Minden, Louisiana. This transaction added $319 million in assets to Regions' existing market in the northwest corner of the state.

     Regions' and the pooled companies' business combinations over the last three years are summarized in the following chart.

                                                                                           ACCOUNTING
DATE                       COMPANY                 HEADQUARTERS LOCATION   TOTAL ASSETS    TREATMENT
----                       -------                 ---------------------   ------------    ----------
                                                                          (IN THOUSANDS)
1999
January       VB&T Bancshares Corporation          Valdosta, Georgia         $ 75,733       Pooling
January       Bullsboro BancShares, Inc.           Newnan, Georgia            100,682       Pooling
January       Meigs County Bancshares, Inc.        Decatur, Tennessee         114,407       Pooling
March         Arkansas Banking Company             Jonesboro, Arkansas        354,981       Purchase
December      Minden Bancshares, Inc.              Minden, Louisiana          318,955       Purchase
1998
February      Greenville Financial Corporation     Greenville, South          141,294       Pooling
                                                   Carolina
March         St. Mary Holding Corporation         Franklin, Louisiana        111,498       Pooling
March         Key Florida Bancorp, Inc.            Bradenton, Florida         204,435       Pooling
March         Federal Savings Bank Subsidiary of   Memphis, Tennessee         395,629       Purchase
                Kemmons Wilson, Inc.
August        Village Bankshares, Inc.             Tampa, Florida             211,469       Pooling
August        Jacobs Bank                          Scottsboro, Alabama        185,939       Pooling
September     Etowah Bank                          Canton, Georgia            409,139       Pooling
September     First Community Banking Services,    Peachtree City,            124,762       Pooling
                Inc.                               Georgia
September     Branches of First Union National     Valdosta, Georgia          108,913       Purchase
                Bank, Inc.
November      EFC Holdings Corporation             Charlotte, North            63,147       Purchase
                                                   Carolina
December      St. James Bancorporation, Inc.       Lutcher, Louisiana         171,572       Purchase
1997
January       Florida First Bancorp, Inc.          Panama City, Florida       286,515       Purchase
January       Allied Bankshares, Inc.              Thomson, Georgia           559,815       Pooling
February      W.B.T. Holding Company               Memphis, Tennessee         267,131       Pooling
March         West Carroll Bancshares, Inc.        Oak Grove, Louisiana       127,145       Pooling
April         Gulf South Bancshares, Inc.          Gretna, Louisiana           55,363       Purchase
April         City National Bank                   Whitehouse, Texas           38,706       Pooling
May           First Mercantile National Bank       Longwood, Florida          157,434       Purchase
May           The New Iberia Bancorp, Inc.         New Iberia, Louisiana      313,494       Pooling
May           Southwest Bancshares, Inc.           Jonesboro, Arkansas        847,000       Pooling
June          First Bankshares, Inc.               Hapeville, Georgia         126,826       Pooling

                                                                                           ACCOUNTING
DATE                       COMPANY                 HEADQUARTERS LOCATION   TOTAL ASSETS    TREATMENT
----                       -------                 ---------------------   ------------    ----------
                                                                          (IN THOUSANDS)
June          SB&T Corporation                     Smyrna, Georgia           $147,709       Pooling
July          First Central Corporation            Searcy, Arkansas           269,000       Pooling
October       First Charter Bancshares, Inc.       Searcy, Arkansas            74,605       Pooling
December      GF Bancshares, Inc.                  Griffin, Georgia            99,446       Purchase

     As of December 31, 1999, Regions had one pending acquisition in the state of Tennessee. This institution has assets of approximately $175 million.

     See Note Q to the consolidated financial statements for additional information regarding the pending acquisition.

FINANCIAL CONDITION

     Regions' financial condition depends primarily on the quality and nature of its assets, liabilities and capital structure, the market and economic conditions, and the quality of its personnel.

LOANS AND ALLOWANCE FOR LOAN LOSSES

     As a financial institution, Regions' primary investment is loans. At December 31, 1999, loans represented 71% of Regions' earning assets.

     Over the last four years loans increased a total of $12.0 billion, a compound growth rate of 15%. Loans acquired in connection with acquisitions over the last four years contributed $3.6 billion of this growth. The most significant growth in the loan portfolio occurred in 1997 and 1999, with loans increasing $3.5 billion and $3.8 billion, respectively. In 1997 and 1998, respectively, acquisitions added $1.3 billion in loans. Five 1999 acquisitions added approximately $567 million in loans.

     During 1998 and 1999, Regions securitized $534 million and $1.3 billion in single-family residential mortgage loans, respectively. These assets were transferred from the loan portfolio to the available for sale securities portfolio. The securitization of these loans gives Regions additional flexibility for funding purposes and results in a lower risk-weighted capital allocation for these assets. After adjusting for the effect of the securitizations, loans would have increased $3.0 billion or 14% in 1998 and $5.1 billion or 21% in 1999.

     All major categories of loans have shared in the growth in the loan portfolio over the last four years, with the strongest growth occurring in commercial and real estate construction loans. Over the last four years, commercial, financial and agricultural loans increased $4.7 billion or 133%. Real estate construction loans increased $1.6 billion or 193% over the same period. Real estate mortgage loans increased $3.9 billion or 49%, and consumer loans increased $1.9 billion or 47% over the last four years. The increase in real estate mortgage loans is net of the $534 million and the $1.3 billion securitizations previously discussed.

     Regions' real estate mortgage portfolio includes $5.4 billion of mortgage loans secured by single-family residences that were originated by Regions' mortgage subsidiary. The majority of these loans are secured by homes in Alabama, Georgia and Florida. These loans increased approximately $655 million in 1997, $815 million in 1998 and $1.9 billion in 1999, accounting for approximately 19%, 33%, and 49% respectively, of the growth in total loans in 1997, 1998, and 1999. The increase in 1998 and 1999 is net of the securitization of the $534 million and $1.3 billion in single-family residential mortgages. Eighty-seven percent of the overall balance consists of adjustable-rate mortgages (ARM's) that have rates approximately 275 basis points above one of several money market indices when fully priced.

     Regions' real estate portfolio also includes $1.5 billion of single-family mortgage loans obtained in various acquisitions, which are being serviced by Regions' mortgage subsidiary. Fixed-rate single-family mortgages with a weighted average interest rate of 7.87% and a weighted average remaining term of 14.7 years comprise 51% of this portfolio. Single-family ARM's, which have rates approximately 250 to 275 basis points above one of several money market indices when fully priced, comprise the remaining 49% of the overall balance of these loans.

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

     Regions' provision for loan losses is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance for loan losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) credit reviews of individual loans; (2) gross and net loan charge-offs in the current year; (3) growth in the loan portfolio; (4) the current level of the allowance in relation to total loans and to historical loss levels; (5) past due and non-accruing loans; (6) collateral values of properties securing loans; (7) the composition of the loan portfolio (types of loans); and (8) management's estimate of future economic conditions and the resulting impact on Regions.

     Lending at Regions is generally organized along three functional lines: commercial loans (including financial and agricultural), real estate loans and consumer loans. The composition of the portfolio by these major categories is presented below (with real estate loans further broken down between construction and mortgage loans):

                                                             DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
                                                (IN THOUSANDS, NET OF UNEARNED INCOME)
Commercial......................  $ 8,183,633   $ 7,119,093   $ 5,073,698   $ 3,951,766   $ 3,514,693
Real estate -- construction.....    2,439,104     1,865,972     1,582,706     1,222,519       831,694
Real estate -- mortgage.........   11,728,601     9,608,147    10,072,195     8,496,603     7,869,988
Consumer........................    5,793,337     5,772,375     5,152,524     4,724,664     3,939,757
                                  -----------   -----------   -----------   -----------   -----------
          Total.................  $28,144,675   $24,365,587   $21,881,123   $18,395,552   $16,156,132
                                  ===========   ===========   ===========   ===========   ===========

     The amounts of total gross loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding at December 31, 1999, based on remaining scheduled repayments of principal, due in (1) one year or less, (2) more than one year but less than five years and (3) more than five years, are shown in the following table. The amounts due after one year are classified according to sensitivity to changes in interest rates.

                                                                  LOANS MATURING
                                             ---------------------------------------------------------
                                               WITHIN       AFTER ONE BUT       AFTER
                                              ONE YEAR    WITHIN FIVE YEARS   FIVE YEARS      TOTAL
                                             ----------   -----------------   ----------   -----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural.....  $3,688,753      $3,180,586       $1,360,226   $ 8,229,565
Real estate -- construction................   1,285,907         924,699          228,498     2,439,104
Real estate -- mortgage....................     590,012       1,476,041        3,420,752     5,486,805
                                             ----------      ----------       ----------   -----------
          Total............................  $5,564,672      $5,581,326       $5,009,476   $16,155,474
                                             ==========      ==========       ==========   ===========

                                                               SENSITIVITY OF LOANS TO
                                                              CHANGES IN INTEREST RATES
                                                              --------------------------
                                                              PREDETERMINED    VARIABLE
                                                                  RATE           RATE
                                                              -------------   ----------
                                                                    (IN THOUSANDS)
Due after one year but within five years....................   $1,022,298     $4,559,028
Due after five years........................................    1,627,362      3,382,114
                                                               ----------     ----------
          Total.............................................   $2,649,660     $7,941,142
                                                               ==========     ==========

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

     Over the last five years, the year-end allowance for loan losses as a percentage of loans ranged from a low of 1.20% in 1999 to a high of 1.43% in 1995. Although this ratio is important, it is only one of the factors considered by management in determining the adequacy of the allowance for loan losses. Management does not attempt to maintain the allowance for loan losses at a certain percentage of loans. As previously discussed, the adequacy of the allowance for loan losses is based on management's evaluation of various factors.

     The ratio of non-performing assets (including loans past due 90 days or more and other real estate) to loans and other real estate increased from 0.81% at December 31, 1995 to 1.15% at December 31, 1998. Generally improving economic conditions in Regions' markets were offset by the effect of non-performing assets added by certain acquisitions, resulting in the declining trend in this ratio. The ratio of non-performing assets (including loans past due 90 days or more and other real estate) to loans and other real estate declined to 0.93% at December 31, 1999, due primarily to decreases in commercial and consumer loan delinquencies.

     The allowance for loan losses as a percentage of non-performing loans (including loans past due 90 days or more) was 135% at December 31, 1999, compared to 120% at December 31, 1998, and to 169% at December 31, 1997. Management considers the current level of the allowance for loan losses adequate to absorb possible losses from loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Unfavorable changes in the factors used by management to determine the adequacy of the reserve, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

     The analysis of loan loss experience (see chart following) shows that net loan losses, over the last five years, ranged from a high of $99.2 million in 1999 to a low of $23.2 million in 1995. Net loan losses were $66.4 million in 1998, $56.1 million in 1997 and $30.4 million in 1996. Over the last five years, net loan losses averaged 0.27% of average loans and were 0.37% of average loans in 1999. Regions' recent increased level of net loan losses is due to certain identified commercial credits and segments of consumer credits, partially offset by recoveries of previously charged-off loans in the commercial and consumer categories.

     In order to assess the risk characteristics of the loan portfolio at December 31, 1999, it is appropriate to consider the three major categories of loans -- commercial, real estate and consumer.

     Regions' commercial loan portfolio is highly diversified within the markets served by the Company. Geographically, the largest concentration is the 28% of the portfolio held by banking offices in the state of Alabama. Banking offices in Georgia and Arkansas hold 24% and 21% respectively, of the commercial loan portfolio, followed by Louisiana with 10%, Tennessee with 5%, and Florida, South Carolina and Texas with 4% each. A small portion of these loans is secured by properties outside Regions' banking market areas.

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

     The economy of the northern two-thirds of Georgia is diversified with a strong presence in poultry production, carpet manufacturing, automotive manufacturing related industries, tourism, and various service sector industries. A well developed transportation system has contributed to the growth in north Georgia. This area has experienced rapid population growth and has very favorable household income characteristics, relative to many of Regions' other markets. In 1999, Georgia's population grew at twice the national rate. Prospects are good for continued strong growth in this area.

     In the southern region of Georgia, while agriculture is important, other industries play an important role in the economy. Albany and Valdosta, Regions primary market areas, are hubs for retail trade and health care for the entire south Georgia market. These markets are also home to numerous Fortune 500 Company manufacturing and production facilities.

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

     The economy along the I-85 corridor in South Carolina is among the fastest growing in the country. This area is home to numerous multinational manufacturers, resulting in one of the highest per capita foreign investment areas in the nation. South Carolina has one of the highest growth rates in personal income in the nation.

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

     The northwestern part of Florida and the central Florida area have also experienced excellent economic growth during the last several years. Tourism is very important to the Florida economy, and military payrolls are significant in the panhandle area. Florida has experienced strong in-migration, contributing to strong construction activity and a growing retirement-age population. Population growth rates in Florida are 50% higher than the national average. Citrus fruit production is also important in the state.

     From 1995 to 1999, net losses on commercial loans ranged from a low of 0.03% in 1997 to a high of 0.30% in 1999. Commercial loan losses in 1999 were, primarily due to losses on a small number of large commercial credits. Future losses are a function of many variables, of which general economic conditions are the most important. A continuation of moderate economic growth during 2000 in Regions' market areas could result in 2000 net commercial loan losses near the 1999 level.

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

     Real estate construction loans increased $573 million in 1999 to $2.4 billion. At December 31, 1999, these loans represented 8.7% of Regions' total loan portfolio, compared to 5.1% at the end of 1995. Strong economic growth and new development in Regions' market areas have enabled Regions to steadily increase construction loans. Most of the construction loans relate to shopping centers, apartment complexes, commercial buildings and residential property development. These loans are normally secured by land and buildings and are generally backed by commitments for long-term financing from other financial institutions. Real estate construction loans are closely monitored by management, since these loans are generally considered riskier than other types of loans and are particularly vulnerable in economic downturns and in periods of high interest rates. Regions has not been an active lender to developers outside its market areas.

     The loans to businesses for long-term financing of land and buildings are primarily to commercial customers within Regions' markets. Total loans secured by non-farm, non-residential properties totaled $4.5 billion at December 31, 1999. Although some risk is inherent in this type of lending, the Company attempts to minimize this risk by generally making such loans only on owner-occupied properties, and by requiring collateral values which exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guaranties of principals of the borrowers.

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

     Loans on one-to-four family residential properties, which total approximately 72% of Regions' real estate mortgage portfolio, are principally on single-family residences. These loans are geographically dispersed throughout the southeastern states and some are guaranteed by government agencies or private mortgage insurers. Historically, this category of loans has not produced sizable loan losses; however, it is subject to some of the same risks as other real estate lending. Warehoused mortgage loans, since they are secured primarily by loans on one-to-four family residential properties, are similar to these loans in terms of risk.

     From 1994 to 1998, net losses on real estate loans ranged from a high of 0.11% of real estate loans in 1998 and 1999, to a low of 0.01% of real estate loans in 1996. The 1999 real estate loan losses were as a result of higher commercial real estate charge offs. These losses depend, to a large degree, on the level of interest rates, economic conditions and collateral values, and thus, are very difficult to predict. Management expects 2000 net real estate loan losses to be near the 1999 level.

     Regions' consumer loan portfolio consists of $4.8 billion in consumer loans, $704 million in personal lines of credit (including home equity loans) and $311 million in credit card loans. Consumer loans are primarily borrowings of individuals for home improvements, automobiles and other personal and household purposes. Regions' consumer loan portfolio includes $1.3 billion in indirect installment loans at December 31, 1999 and 1998. Periods of economic recession tend to increase consumer loan losses. During the past five years, the ratio of net consumer loan losses to consumer loans ranged from a low of 0.41% in 1995 to a high of 1.09% in 1999. Higher levels of personal bankruptcies in Regions' market areas contributed to the higher net consumer loan losses in 1998 and 1999. Management expects net consumer loan losses in 2000 to be near the 1999 level.

     The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
NON-PERFORMING ASSETS                           1999       1998       1997       1996       1995
---------------------                         --------   --------   --------   --------   --------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Non-performing loans:
  Loans accounted for on a non-accrual
     basis..................................  $169,904   $124,718   $138,149   $ 84,219   $ 73,990
  Loans contractually past due 90 days or
     more as to principal or interest
     payments (exclusive of non-accrual
     loans).................................    71,952    134,411     29,020     35,831     18,315
  Loans whose terms have been renegotiated
     to provide a reduction or deferral of
     interest or principal because of a
     deterioration in the financial position
     of the borrower (exclusive of
     non-accrual loans and loans past due 90
     days or more)..........................     8,390      4,550     12,616     11,032     16,614
Real estate acquired in settlement of loans
  ("other real estate").....................    12,662     17,273     20,511     21,099     21,421
                                              --------   --------   --------   --------   --------
          Total.............................  $262,908   $280,952   $200,296   $152,181   $130,340
                                              ========   ========   ========   ========   ========
Non-performing assets as a percentage of
  loans and other real estate...............       .93%      1.15%      0.91%      0.83%      0.81%

     The following analysis presents a five year history of the allowance for loan losses and loan loss data:

                                     1999          1998          1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Allowance for loan losses:
Balance at beginning of year....  $   315,412   $   304,223   $   253,248   $   231,390   $   207,272
Loans charged off:
  Commercial....................       35,589        24,214        15,534         9,561        12,790
  Real estate...................       15,781        13,366         7,174         4,217         9,607
  Installment...................       77,867        56,159        65,571        38,198        22,161
                                  -----------   -----------   -----------   -----------   -----------
          Total.................      129,237        93,739        88,279        51,976        44,558
Recoveries:
  Commercial....................       12,934        10,473        14,265         8,121         9,418
  Real estate...................        1,109         1,655         3,879         3,484         5,031
  Installment...................       16,006        15,201        14,027         9,933         6,939
                                  -----------   -----------   -----------   -----------   -----------
          Total.................       30,049        27,329        32,171        21,538        21,388

                                     1999          1998          1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Net loans charged off:
  Commercial....................       22,655        13,741         1,269         1,440         3,372
  Real estate...................       14,672        11,711         3,295           733         4,576
  Installment...................       61,861        40,958        51,544        28,265        15,222
                                  -----------   -----------   -----------   -----------   -----------
          Total.................       99,188        66,410        56,108        30,438        23,170
Allowance of acquired banks.....        8,493        17,094        17,420         6,270         9,795
Provision charged to expense....      113,658        60,505        89,663        46,026        37,493
                                  -----------   -----------   -----------   -----------   -----------
Balance at end of year..........  $   338,375   $   315,412   $   304,223   $   253,248   $   231,390
                                  ===========   ===========   ===========   ===========   ===========
Average loans outstanding:
  Commercial....................  $ 7,661,595   $ 7,060,917   $ 4,536,710   $ 3,583,628   $ 3,198,594
  Real estate...................   13,144,153    10,479,084    10,768,271     9,318,457     8,735,992
  Installment...................    5,672,601     5,839,316     5,231,008     4,427,377     3,731,979
                                  -----------   -----------   -----------   -----------   -----------
          Total.................  $26,478,349   $23,379,317   $20,535,989   $17,329,462   $15,666,565
                                  ===========   ===========   ===========   ===========   ===========
Net charge-offs as percent of
  average loans outstanding:
  Commercial....................          .30%          .19%          .03%          .04%          .11%
  Real estate...................          .11           .11           .03           .01           .05
  Installment...................         1.09           .70           .99           .64           .41
          Total.................          .37           .28           .27           .18           .15
Net charge-offs as percent of:
  Provision for loan losses.....         87.3%        109.8%         62.6%         66.1%         61.8%
  Allowance for loan losses.....         29.3          21.1          18.4          12.0          10.0
Allowance as percentage of
  loans, net of unearned
  income........................         1.20%         1.29%         1.39%         1.38%         1.43%
Provision for loan losses (net
  of tax effect) as percentage
  of net income.................         13.5%          9.0%         14.1%          9.0%          8.5%

     At December 31, 1999, non-accrual loans totaled $169.9 million or 0.60% of loans, compared to $124.7 million or 0.51% of loans at December 31, 1998. The increase in the dollar amount of non-accrual loans at December 31, 1999, was primarily due to increased levels of real estate loans being placed on non-accrual status. Commercial loans comprised $50.2 million of the 1999 total, with real estate loans accounting for $108.7 million and consumer loans $11.0 million.

     Loans contractually past due 90 days or more were 0.26% of total loans at December 31, 1999, compared to 0.55% of total loans at December 31, 1998. Since December 31, 1998, loan delinquencies have declined resulting in fewer loans being added to the past due category. Fewer additions to the past due category combined with normal attrition of loans in the past due category at the beginning of 1999, accounted for the decrease in total loans past due 90 days or more since December 31, 1998. Loans past due 90 days or more at December 31, 1999, consisted of $33.0 million in commercial and real estate loans and $39.0 million in consumer loans.

     Renegotiated loans were 0.03% and 0.02% of loans at December 31, 1999 and 1998, respectively. Renegotiated loans have remained at low levels over the last five years, as a result of paydowns and payoffs on renegotiated loans, which were added by acquisitions.

     Other real estate has declined during the last four years and totaled $12.7 million at December 31, 1999, compared to $17.3 million at December 31, 1998. Other real estate added by acquisitions in 1999, were offset by sales of other real estate. From 1995 through 1997, other real estate declined due to increased sales of parcels of other real estate, combined with fewer additions. Other real estate is recorded at the lower of (1) the recorded investment in the loan or
(2) the estimated net realizable value of the collateral. Although

Regions does not anticipate material loss upon disposition of other real estate, sustained periods of adverse economic conditions, substantial declines in real estate values in Regions' markets, actions by bank regulatory agencies, or other factors, could result in additional loss from other real estate.

     The amount of interest income earned in 1999 on the $169.9 million of non-accruing loans outstanding at year end was approximately $6.2 million. If these loans had been current in accordance with their original terms, approximately $18.7 million would have been earned on these loans in 1999. Approximately $565,000 in interest income would have been earned in 1999 under the original terms of the $8.4 million in renegotiated loans outstanding at December 31, 1999. Approximately $397,000 in interest income was actually earned in 1999 on these loans.

     In the normal course of business, Regions makes commitments under various terms to lend funds to its customers. These commitments include (among others) revolving credit agreements, term loan agreements and short-term borrowing arrangements, which are usually for working capital needs. Letters of credit are also issued, which under certain conditions could result in loans. See Note L to the consolidated financial statements for additional information on commitments.

     The commercial, real estate and consumer loan portfolios are highly diversified in terms of industry concentrations. The following table shows the largest concentrations in terms of the customer's Standard Industrial Classification (SIC) Code at December 31, 1999 and 1998:

                                                         1999                          1998
                                              ---------------------------   ---------------------------
                                                                     %                             %
                                                          % OF     NON-                 % OF     NON-
                    SIC                        AMOUNT     TOTAL   ACCRUAL    AMOUNT     TOTAL   ACCRUAL
                    ---                       ---------   -----   -------   ---------   -----   -------
                                                            (DOLLAR AMOUNTS IN MILLIONS)
Individuals.................................  $15,181.7    53.8%    0.5%    $12,575.1    51.5%    0.1%
Services:
  Physicians................................      200.4     0.7     0.1         164.7     0.7     0.7
  Business services.........................      149.5     0.5     1.4         142.8     0.6     1.0
  Religious organizations...................      293.1     1.0     0.9         227.4     0.9     0.2
  Legal services............................       89.3     0.3     0.6          86.9     0.4     0.9
  All other services........................    1,910.2     6.9     0.5       1,572.8     6.4     1.1
                                              ---------   -----             ---------   -----
          Total services....................    2,642.5     9.4     0.6       2,194.6     9.0     0.9
Manufacturing:
  Electrical equipment......................       62.2     0.2     0.0          46.1     0.2     2.9
  Food and kindred products.................       57.8     0.2     0.0          60.9     0.3     1.4
  Rubber and plastic products...............       35.2     0.1     3.2          40.6     0.2     3.5
  Lumber and wood products..................      129.1     0.5     0.0         158.0     0.7     0.7
  Fabricated metal products.................       88.7     0.3     0.3          65.6     0.3     7.8
  All other manufacturing...................      642.3     2.3     3.2         613.5     2.5     2.3
                                              ---------   -----             ---------   -----
          Total manufacturing...............    1,015.3     3.6     2.2         984.7     4.2     2.4
Wholesale trade.............................      649.6     2.3     0.3         520.8     2.1     0.9
Finance, insurance and real estate:
  Real estate...............................    1,840.7     6.5     0.7       1,771.9     7.3     0.9
  Banks and credit agencies.................      283.2     1.0     0.2         197.7     0.8     0.8
  All other finance, insurance and real
     estate.................................    1,249.6     4.4     0.4         347.4     1.4     0.6
                                              ---------   -----             ---------   -----
          Total finance, insurance and real
            estate..........................    3,373.5    11.9     0.5       2,317.0     9.5     0.9
Construction:
  Residential building construction.........      541.5     1.9     0.3         391.8     1.6     0.5
  General contractors and builders..........      486.9     1.7     0.1         545.4     2.2     0.3
  All other construction....................      324.2     1.1     1.6         302.2     1.2     1.0
                                              ---------   -----             ---------   -----
          Total construction................    1,352.6     4.7     0.6       1,239.4     5.0     0.5

                                                         1999                          1998
                                              ---------------------------   ---------------------------
                                                                     %                             %
                                                          % OF     NON-                 % OF     NON-
                    SIC                        AMOUNT     TOTAL   ACCRUAL    AMOUNT     TOTAL   ACCRUAL
                    ---                       ---------   -----   -------   ---------   -----   -------
                                                            (DOLLAR AMOUNTS IN MILLIONS)
Retail trade:
  Automobile dealers........................      251.8     0.9     0.1         548.8     2.2     0.2
  All other retail trade....................      805.5     2.9     0.6         553.3     2.3     1.5
                                              ---------   -----             ---------   -----
          Total retail trade................    1,057.3     3.8     0.5       1,102.1     4.5     0.9
Agriculture, forestry and fishing...........      510.3     1.8     1.5         474.4     1.9     1.4
Transportation, communication, electrical,
  gas and sanitary..........................      408.4     1.4     0.1         406.6     1.7     0.5
Mining (including oil and gas extraction)...       40.1     0.1     9.0          32.7     0.1     0.6
Public administration.......................      113.1     0.4     0.0       1,109.2     4.5     1.7
Revolving credit loans......................      335.4     1.2     0.0         321.5     1.3     0.0
Other.......................................    1,541.4     5.6     0.3       1,152.0     4.7     0.0
                                              ---------   -----             ---------   -----
          Total.............................  $28,221.2   100.0%    0.6%    $24,430.1   100.0%    0.5%
                                              =========   =====     ===     =========   =====     ===

INTEREST-BEARING DEPOSITS IN OTHER BANKS

     Interest-bearing deposits in other banks are used primarily as temporary investments. These assets generally have short-term maturities. This category of earning assets increased from $48.2 million at December 31, 1997 to $144.0 million at December 31, 1998, due to balances added in connection with acquisition activity in 1998. Maturities of these assets were reinvested in alternative investments in 1999, resulting in the balance declining to $9.7 million at December 31, 1999.

SECURITIES

     The following table shows the carrying values of securities as follows:

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Investment securities:
  U.S. Treasury & Federal agency securities........  $2,639,214   $2,371,412   $2,356,320
  Obligations of states and political
     subdivisions..................................     635,034      565,095      571,503
  Mortgage-backed securities.......................     380,677      188,607      408,012
  Other securities.................................     399,354           -0-       2,444
                                                     ----------   ----------   ----------
          Total....................................  $4,054,279   $3,125,114   $3,338,279
                                                     ==========   ==========   ==========
Securities available for sale:
  U.S. Treasury & Federal agency securities........  $  568,561   $  956,162   $1,261,882
  Obligations of states and political
     subdivisions..................................     158,260      168,493      219,892
  Mortgage-backed securities.......................   5,973,995    3,574,590    1,393,694
  Other securities.................................       3,336        6,592       38,378
  Equity securities................................     154,613      138,186       63,798
                                                     ----------   ----------   ----------
          Total....................................  $6,858,765   $4,844,023   $2,977,644
                                                     ==========   ==========   ==========

     In 1999, total securities increased $2.9 billion or 37%. U. S. Treasury and Federal agency securities decreased $120 million. Mortgage-backed securities increased $2.6 billion due to acquisition activity and the $1.3 billion securitization of mortgage loans previously discussed. Obligations of states and political subdivisions increased $59.7 million or 8% in 1999. Other securities were up significantly in 1999 due to the investing of excess liquidity in various short-term securities.

     Total securities increased $1.7 billion or 26% in 1998. U. S. Treasury and Federal agency securities decreased $291 million. Obligations of states and political subdivisions decreased $57.8 million. Mortgage-backed securities increased $2.0 billion in 1998 due to acquisition activity and the $534 million securitization of mortgage loans.

     Regions' investment portfolio policy stresses quality and liquidity. At December 31, 1999, the average maturity of U. S. Treasury and Federal agency securities was 4.9 years and that of obligations of states and political subdivisions was 7.8 years. The average expected maturity of mortgage-backed securities was 4.9 years and other securities had an average contractual maturity of less than a year. Overall, the average maturity of the portfolio was
16.1 years using contractual maturities and 4.8 years using expected maturities. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     The estimated fair market value of Regions' investment securities portfolio at December 31, 1999, was $120.2 million below the amount carried on Regions' books. Regions' securities available for sale portfolio at December 31, 1999, included net unrealized losses of $211.1 million. Regions' investment securities and securities available for sale portfolios included gross unrealized gains of $3.6 million and gross unrealized losses of $334.9 million at December 31, 1999. Market values of these portfolios vary significantly as interest rates change; however, management expects normal maturities from the securities portfolios to meet liquidity needs.

     Of Regions' tax-free securities rated by Moody's Investors Service, Inc., 96% are rated "A" or better. The portfolio is carefully monitored to assure no unreasonable concentration of securities in the obligations of a single debtor, and current credit reviews are conducted on each security holding.

     The following table shows the maturities of securities (excluding equity securities) at December 31, 1999, the weighted average yields and the taxable equivalent adjustment used in calculating the yields:

                                                        SECURITIES MATURING
                                    -----------------------------------------------------------
                                               AFTER ONE    AFTER FIVE
                                     WITHIN    BUT WITHIN   BUT WITHIN     AFTER
                                    ONE YEAR   FIVE YEARS   TEN YEARS    TEN YEARS     TOTAL
                                    --------   ----------   ----------   ---------   ----------
                                                          (IN THOUSANDS)
Investment securities:
  U. S. Treasury and Federal
     agency securities...........   $ 44,988   $  946,836   $1,647,151   $    239    $2,639,214
  Obligations of states and
     political subdivisions......     30,167      119,496      216,540    268,831       635,034
  Mortgage-backed securities.....     35,200       57,245      168,961    119,271       380,677
  Other securities...............    399,342            3            5          4       399,354
                                    --------   ----------   ----------   --------    ----------
          Total..................   $509,697   $1,123,580   $2,032,657   $388,345    $4,054,279
                                    ========   ==========   ==========   ========    ==========
  Weighted average yield.........       6.38%        6.56%        6.52%      7.18%         6.58%

                                                        SECURITIES MATURING
                                    ------------------------------------------------------------
                                               AFTER ONE    AFTER FIVE
                                     WITHIN    BUT WITHIN   BUT WITHIN      AFTER
                                    ONE YEAR   FIVE YEARS   TEN YEARS     TEN YEARS     TOTAL
                                    --------   ----------   ----------    ---------   ----------
                                                           (IN THOUSANDS)
Securities available for sale:
  U. S. Treasury and Federal
     agency securities...........   $147,823   $  288,408   $  130,027   $    2,303   $  568,561
  Obligations of states and
     political subdivisions......     21,661       62,454       43,667       30,478      158,260
  Mortgage-backed securities.....     45,269    1,735,375    1,937,745    2,255,606    5,973,995
  Other securities...............      1,945          846          216          329        3,336
                                    --------   ----------   ----------    ---------   ----------
          Total..................   $216,698   $2,087,083   $2,111,655   $2,288,716   $6,704,152
                                    ========   ==========   ==========    =========   ==========
  Weighted average yield.........       6.87%        6.48%        6.22%        6.46%        6.40%
Taxable equivalent adjustment for
  calculation of yield...........   $  1,270   $    4,459   $    6,378     $  7,336   $   19,443

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

     The securities portfolio is one of Regions' primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs (see previous table on Securities Maturing). Maturities in the loan portfolio also provide a steady flow of funds (see previous table on Loans Maturing). At December 31, 1999, commercial loans, real estate construction loans and commercial mortgage loans with an aggregate balance of $5.6 billion, as well as securities of $726 million, were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, the Company's high levels of net operating earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions' liquidity also continues to be enhanced by a relatively stable deposit base.

     The loan to deposit ratio decreased from 87.49% at December 31, 1997, to 85.95% at December 31, 1998 but increased to 93.85% at December 31, 1999, due to strong internal loan growth and acquisitions partially offset by securitization and reclassification of mortgage loans to the securities available for sale classification discussed previously.

     As shown in the Consolidated Statement of Cash Flows, operating activities provided significant levels of funds in 1999 and 1997, due primarily to high levels of net income. Operating activities were a net user of funds in 1998 as net income, mortgage loans held for sale and other assets increased and other liabilities decreased. Investing activities, primarily in loans and securities, were a net user of funds in all three years. Strong loan growth over the last three years has required a significant amount of funds for investing activities. Funds needed for investing activities were provided primarily by deposits, purchased funds, and borrowings. Financing activities provided more funds in 1999 due to more reliance on short- and long-term borrowings. Cash dividends and the open-market purchase of the Company's common stock, a portion of which was reissued in connection with specific purchase acquisitions, also required funds in 1997, 1998 and 1999. Funds needed for the pending acquisition as of December 31, 1999, are expected to be provided by working capital or short-term borrowings.

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

DEPOSITS

     Deposits are Regions' primary source of funds -- providing funding for 79% of average earning assets in 1999 and 85% in 1998. During the last four years, average total deposits grew at a compound annual rate of 11%. Average deposits grew $2.0 billion or 10% in 1996, $3.2 billion or 15% in 1997, $2.7 billion or 11% in 1998 and $2.1 billion or 8% in 1999. Acquisitions contributed average deposit growth of $667 million in 1996, $948 million in 1997, $1.5 billion in 1998 and $495 million in 1999.

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

     Average non-interest bearing deposits have grown at a steady pace, increasing at a compound growth rate of 15% since 1996. This category of deposits grew 20% in 1997, 7% in 1998 and 19% in 1999. Non-interest bearing deposits are a significant funding source for Regions, accounting for 15%, 14% and 16% of average total deposits in 1997, 1998 and 1999 respectively.

     During 1997, 1998 and 1999, the rate paid on savings accounts was less attractive to customers, relative to other investment alternatives. As a result, savings accounts have increased at only a 1% compound growth rate since 1996. Savings increased 6% in 1997, 3% in 1998 but declined 4% in 1999. Management expects savings accounts to continue to be a stable funding source, but does not expect any significant growth in the current interest rate environment. In 1999, savings accounts accounted for 5% of average total deposits.

     During 1999 and 1998, interest-bearing transaction accounts decreased 49% and 3%, respectively due to less attractive rates relative to other investment alternatives. In 1997, the average balance of these types of deposits accounts increased 21%. During 1999 and 1998, interest-bearing transaction accounts accounted for 2% and 3%, respectively, of average total deposits.

     Money market savings products continue to be Regions' fastest growing deposits, increasing at a compound annual rate of 21% since 1996. Customers have responded to Regions' innovative, competitive money market savings products by continuing to invest in these accounts. The results are increases in average balances of 16% in 1997, 28% in 1998 and 20% in 1999. Money market savings products are one of Regions' most significant funding sources, accounting for 25% of average total deposits in 1997, 28% of average total deposits in 1998 and 31% of average total deposits in 1999.

     Certificates of deposit of $100,000 or more increased 22% in 1997, due to their increased use as a funding source but increased only 2% in 1998 as customers turned to other investments due to rates. In 1999, certificates of deposit of $100,000 or more increased 20%. Since 1996, certificates of deposit of $100,000 or more have increased at a compound annual rate of 14%, and in 1999 accounted for 15% of average total deposits.

     Other interest-bearing deposits (certificates of deposit of less than $100,000 and time open accounts) increased 11% in 1997, 8% in 1998 but declined 3% in 1999. This category of deposits continues to be one of Regions' primary funding sources; it accounted for 32% of average total deposits in 1999, down from 35% of average total deposits in 1998. Wider pricing spreads in 1998 made this category of deposits attractive relative to other investment alternatives; however, those spreads narrowed in 1999 resulting in a balance decline. Innovative deposit products in this category have helped Regions maintain market share in the Company's major markets.

     The sensitivity of Regions' deposit rates to changes in market interest rates is reflected in the Company's average interest rate paid on interest-bearing deposits (see table following on Average Rates Paid). Throughout 1996 and 1997, market interest rates were relatively stable. During 1998 and early 1999, market interest rates generally declined but increased in the last half of 1999. While Regions' average interest rate paid on interest-bearing deposits follows these trends, a lag period exists between the change in market rates and the repricing of the deposits. The rate paid on interest-bearing deposits increased from 4.58% in 1996, to 4.63% in 1997 but decreased to 4.61% in 1998 and 4.32% in 1999.

     A detail of interest-bearing deposit balances at December 31, 1999 and 1998, and the interest expense on these deposits for the three years ended December 31, 1999, is presented in Note H to the consolidated financial statements.

     The following table presents the detail of interest-bearing deposits and maturities of the larger time deposits:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing deposits of less than $100,000.............  $20,341,509   $20,054,861
Time deposits of $100,000 or more, maturing in:
  3 months or less..........................................    2,079,337        92,900
  over 3 through 6 months...................................    1,012,082       732,591
  over 6 through 12 months..................................    1,523,715     1,991,121
  over 12 months............................................      612,758       901,468
                                                              -----------   -----------
     Total..................................................    5,227,892     3,718,080
                                                              -----------   -----------
          Total.............................................  $25,569,401   $23,772,941
                                                              ===========   ===========

     The following table presents the average amounts of deposits outstanding by category for the three years ended December 31, 1999:

                                                                AVERAGE AMOUNTS OUTSTANDING
                                                          ---------------------------------------
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
                                                                      (IN THOUSANDS)
Non-interest-bearing demand deposits....................  $ 4,520,405   $ 3,812,177   $ 3,565,848
Interest-bearing transaction accounts...................      458,094       890,911       916,689
Savings accounts........................................    1,477,688     1,546,737     1,506,753
Money market savings accounts...........................    9,095,569     7,590,604     5,922,642
Certificates of deposit of $100,000 or more.............    4,218,828     3,524,889     3,453,465
Other interest-bearing deposits.........................    9,215,075     9,528,586     8,812,105
                                                          -----------   -----------   -----------
          Total interest-bearing deposits...............   24,465,254    23,081,727    20,611,654
                                                          -----------   -----------   -----------
          Total deposits................................  $28,985,659   $26,893,904   $24,177,502
                                                          ===========   ===========   ===========

     The following table presents the average rates paid on deposits by category for the three years ended December 31, 1999:

                                                                 AVERAGE RATES PAID
                                                                --------------------
                                                                1999    1998    1997
                                                                ----    ----    ----
Interest-bearing transaction accounts.......................    4.22%   3.47%   2.93%
Savings accounts............................................    1.61    2.17    2.43
Money market savings accounts...............................    3.27    3.48    3.40
Certificates of deposit of $100,000 or more.................    5.36    5.70    5.71
Other interest-bearing deposits.............................    5.32    5.62    5.59
          Total interest-bearing deposits...................    4.32%   4.61%   4.63%

BORROWED FUNDS

     Regions' short-term borrowings consist of federal funds purchased and security repurchase agreements, commercial paper, Federal Home Loan Bank structured notes and other short-term borrowings.

     Federal funds purchased and security repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and security repurchase agreements totaled $5.6 billion and $2.1 billion at December 31, 1999 and 1998, respectively. Balances in these accounts can fluctuate significantly on a day-to-day basis. The average daily balance of federal funds purchased and security repurchase agreements, net of federal funds sold and security reverse repurchase agreements, decreased $276 million in 1998 but increased $2.2 billion in 1999. The 1999 increase resulted from increased reliance on purchased funds to support earning asset growth. The 1998 decrease resulted from increased utilization of alternative short-term funding due to favorable rates.

     Throughout 1998 and 1999, Regions utilized Federal Home Loan Bank structured notes as a short-term funding source, primarily due to their favorable interest rate. These structured notes have a stated ten year maturity but are callable, at the option of the Federal Home Loan Bank, at various times less than one year. Because of the call feature, the structured notes are considered short term. As of December 31, 1999, $950 million of structured notes were outstanding compared to $2.4 billion as of December 31, 1998.

     In addition to the structured notes, Regions also utilizes traditional Federal Home Loan Bank advances as a short-term funding source. As of December 31, 1999, $600.0 million of Federal Home Loan Bank advances were outstanding as compared to $5.0 million in 1998. The average rate on these borrowings in 1999, was 6.1%.

     During 1999, Regions mortgage banking affiliate negotiated a line of credit with an unaffiliated bank. As of December 31, 1999, $400 million was outstanding under this agreement with an interest rate of 8.5%.

     At December 31, 1999 and 1998, $56.8 million in commercial paper was outstanding, compared to $52.8 million at December 31, 1997. The Company issues commercial paper through its private placement commercial paper program. Company policy limits total commercial paper outstanding, at any time, to $75 million. The level of commercial paper outstanding depends on the funding requirements of the Company and the cost of commercial paper compared to alternative borrowing sources.

     Other short-term borrowings decreased $14.1 million from December 31, 1998 to December 31, 1999, primarily due to a decline in Treasury tax and loan notes. The remaining balance in other short-term borrowings consists of a short sale liability, which is frequently used by Regions' broker/dealer subsidiary to offset other market risks, which are undertaken in the normal course of business.

     Regions' long-term borrowings consist primarily of subordinated notes, Federal Home Loan Bank borrowings and other long-term notes payable.

     Federal Home Loan Bank borrowings increased $5.7 million in 1999 due to notes assumed through acquisitions. Membership in the Federal Home Loan Bank system provides access to an additional source of lower-cost funds. These borrowings can be used to partially hedge against the effect future interest rate changes may have on the Company's real estate mortgage portfolio.

     In 1999, Regions began to utilize Federal Home Loan Bank structured notes with call periods in excess of one year. These structured notes have a stated ten year maturity but are callable, at the option of the Federal Home Loan Bank, between one and two years.

     Other long-term notes payable consist of mortgage notes payable on certain of the Company's buildings and low-income housing partnership investments, redeemable trust preferred securities, notes issued to former stockholders of acquired banks, notes for equipment financing, and miscellaneous notes payable. Other long-term borrowings increased $19.2 million in 1999 due primarily to the issuance of $50 million of redeemable trust preferred securities partially offset by various maturities.

STOCKHOLDERS' EQUITY

     Over the past three years, stockholders' equity has increased at a compound annual growth rate of 10.5%. Stockholders' equity has grown from $2.3 billion at the beginning of 1997 to $3.1 billion at year-end 1999. Internally generated retained earnings contributed $782 million of this growth, equity issued in connection with acquisitions accounted for $76 million, $71 million was attributable to the exercise of stock options and to the issuance of stock for dividend reinvestment plans and employee incentive plans, and a $138 million decline was attributable to decreases in other components of equity. The internal capital generation rate (net income less dividends as a percentage of average stockholders' equity) was 9.9% in 1999, compared to 8.0% in 1998 and 9.6% in 1997.

     Regions' ratio of stockholders' equity to total assets was 7.18% at December 31, 1999, compared to 8.15% at December 31, 1998, and 8.53% at December 31, 1997. Regions' capital level is a source of strength and provides flexibility for future growth.

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

     The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at December 31, 1999, substantially exceeded all regulatory requirements.

BANK REGULATORY CAPITAL REQUIREMENTS

                                                                MINIMUM
                                                              REGULATORY       REGIONS AT
                                                              REQUIREMENT   DECEMBER 31, 1999
                                                              -----------   -----------------
Tier 1 capital to risk-adjusted assets......................     4.00%             9.51%
Total risk-based capital to risk-adjusted assets............     8.00             11.42
Tier 1 leverage ratio.......................................     3.00              6.95

     At December 31, 1999, Tier 1 capital totaled $2.8 billion, total risk-based capital totaled $3.4 billion, and risk-adjusted assets totaled $29.3 billion.

     Total capital at the banking affiliates also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized can be subject to higher rates for FDIC insurance. As of December 31, 1999, all of Regions' banking affiliates had the requisite capital levels to qualify as well capitalized.

     Regions attempts to balance the return to stockholders through the payment of dividends, with the need to maintain strong capital levels for future growth opportunities. In 1999, Regions returned 42% of earnings to its stockholders in the form of dividends. Total dividends declared by Regions in 1999 were $221.9 million or $1.00 per share, an increase of 9% from the $0.92 per share in 1998. In 1997, Regions effected a two-for-one stock split.

     In January 2000, the Board of Directors declared a 8% increase in the quarterly cash dividend from $.25 to $.27 per share. This is the twenty-ninth consecutive year that Regions has increased cash dividends.

     The following table shows the percentage distribution of Regions' consolidated average balances of assets, liabilities and stockholders' equity for the five years ended December 31, 1999:

                                                         1999    1998    1997    1996    1995
                                                         -----   -----   -----   -----   -----
                                            ASSETS
Earning assets:
  Taxable securities...................................   20.8%   19.0%   18.4%   20.3%   20.1%
  Non-taxable securities...............................    1.9     2.1     2.6     2.6     2.7
  Federal funds sold...................................    0.2     0.9     1.0     0.8     1.0
  Loans (net of unearned income):
     Commercial........................................   19.3    20.7    15.4    14.2    13.8
     Real estate.......................................   33.2    30.8    36.5    36.6    37.7
     Installment.......................................   14.4    17.1    17.7    17.4    16.1
                                                         -----   -----   -----   -----   -----
          Total loans..................................   66.9    68.6    69.6    68.2    67.6
     Allowance for loan losses.........................   (0.8)   (0.9)   (1.0)   (1.0)   (1.0)
                                                         -----   -----   -----   -----   -----
          Net loans....................................   66.1    67.7    68.6    67.2    66.6
     Other earning assets..............................    3.0     2.3     1.1     1.1     0.8
                                                         -----   -----   -----   -----   -----
          Total earning assets.........................   92.0    92.0    91.7    92.0    91.2
Cash and due from banks................................    3.1     3.0     3.4     3.2     4.0
Other non-earning assets...............................    4.9     5.0     4.9     4.8     4.8
                                                         -----   -----   -----   -----   -----
          Total assets.................................  100.0%  100.0%  100.0%  100.0%  100.0%
                                                         =====   =====   =====   =====   =====
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing.................................   11.4%   11.2%   12.1%   11.7%   12.0%
  Interest-bearing.....................................   61.8    67.8    69.8    71.0    70.3
                                                         -----   -----   -----   -----   -----
          Total deposits...............................   73.2    79.0    81.9    82.7    82.3
Borrowed funds:
  Short-term...........................................   16.4     9.9     6.5     5.5     4.7
  Long-term............................................    1.7     1.3     1.7     2.3     3.5
                                                         -----   -----   -----   -----   -----
          Total borrowed funds.........................   18.1    11.2     8.2     7.8     8.2
Other liabilities......................................    1.0     1.3     1.2     1.0     1.1
                                                         -----   -----   -----   -----   -----
          Total liabilities............................   92.3    91.5    91.3    91.5    91.6
Stockholders' equity...................................    7.7     8.5     8.7     8.5     8.4
                                                         -----   -----   -----   -----   -----
          Total liabilities and stockholders' equity...  100.0%  100.0%  100.0%  100.0%  100.0%
                                                         =====   =====   =====   =====   =====

OPERATING RESULTS

     Net income increased 25% in 1999 and 6% in 1998. Excluding the merger and consolidation expenses incurred in 1998 (see Note U to the consolidated financial statements) income increased 26% in 1998 and 5% in 1999. The accompanying table presents the dollar amount and percentage change in the important components of income that occurred in 1998 and 1999.

SUMMARY OF CHANGES IN OPERATING RESULTS

                                                                   INCREASE (DECREASE)
                                                             --------------------------------
                                                             1998 COMPARED     1999 COMPARED
                                                                TO 1997           TO 1998
                                                             --------------   ---------------
                                                              AMOUNT     %     AMOUNT      %
                                                             --------   ---   ---------   ---
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
Net interest income........................................  $145,610   12%   $ 101,037    8%
  Provision for loan losses................................   (29,158)  (33)     53,153   88
                                                             --------         ---------
Net interest income after provision for loan losses........   174,768   16       47,884    4
Non-interest income:
  Trust department income..................................    10,991   25       (1,784)  (3)
  Service charges on deposit accounts......................    19,726   13       23,640   14
  Mortgage servicing and origination fees..................    18,228   20       (8,437)  (8)
  Securities transactions..................................     6,504   NM       (6,842)  NM
  Other....................................................    12,266   10       55,867   43
                                                             --------         ---------
          Total non-interest income........................    67,715   17       62,444   13
Non-interest expense:
  Salaries and employee benefits...........................    47,567   10       23,160    4
  Net occupancy expense....................................       954    2       (1,252)  (2)
  Furniture and equipment expense..........................    12,291   22        3,418    5
  FDIC insurance expense...................................       684   13          740   13
  Merger and consolidation expenses........................   121,438   NM     (121,438)  NM
  Other....................................................    18,998    6       55,976   18
                                                             --------         ---------
          Total non-interest expense.......................   201,932   22      (39,396)  (4)
                                                             --------         ---------
          Income before income taxes.......................    40,551    7      149,724   24
  Applicable income taxes..................................    16,368    8       46,050   22
                                                             --------         ---------
          Net income.......................................  $ 24,183    6%   $ 103,674   25%
                                                             ========         =========
          Income excluding merger and consolidation
            expenses.......................................  $104,895   26%   $  22,962    5%

NET INTEREST INCOME

     Net interest income (interest income less interest expense) is Regions' principal source of income. Net interest income increased 8% in 1999 and 12% in 1998. On a taxable equivalent basis, net interest income also increased 8% in 1999 and 12% in 1998. The table on page 41 provides additional information to analyze the changes in net interest income.

     In 1999 and 1998, growth in interest-earning assets and interest-bearing liabilities contributed to the increase in net interest income. During 1999, average interest-earning assets grew 16% and average interest-bearing liabilities grew 18%. Growth in earning assets typically increases net interest income due to the positive spread between earning asset yields and interest-bearing liability rates. However, unfavorable changes in interest-bearing liability rates partially offset the increase in net interest income attributable to growth.

     Regions measures its ability to produce net interest income with a ratio called the interest margin. The interest margin is net interest income (on a taxable equivalent basis) as a percentage of average earning assets. The interest margin decreased from 4.41% in 1997 to 4.25% in 1998 and 3.94% in 1999. Changes in the interest margin occur primarily due to two factors: (1) the interest rate spread (the difference between the taxable equivalent yield on earning assets and the rate on interest-bearing liabilities) and (2) the percentage of earning assets funded by interest-bearing liabilities.

     The first factor affecting Regions' interest margin is the interest rate spread. Regions' average interest rate spread was 3.66% in 1997, 3.54% in 1998 and 3.31% in 1999. Market interest rates, both the level of rates and the slope of the yield curve (the spread between short-term rates and longer-term rates), affect the interest rate spread by influencing the pricing on most categories of Regions' interest-earning assets and interest-bearing liabilities.

     In March 1997 the Fed raised the Federal Funds rate to 5.50% where it remained for the rest of 1997. In 1998, the Fed reduced the Federal Funds rate to 4.75% in a series of rate reductions in the second half of the year. There were three 25 basis point rate increases by the Fed in the last half of 1999 resulting in a 5.50% Federal funds rate at the end of 1999.

     Regions' interest-earning asset yields and interest-bearing liability rates were both lower in 1999 compared to 1998 reflecting the repricing of assets and liabilities not yet adjusted for the declining market interest rates experienced in 1998. As market interest rates rose in the latter part of 1999, Regions' interest-bearing liabilities rates increased faster than did interest-earning assets yields. The interest rate spread contracted in 1999 because interest-earning asset yields decreased 23 basis points more than did interest-bearing liability rates.

     The mix of earning assets can also affect the interest rate spread. During 1999, loans, which are typically Regions' highest yielding earning asset, decreased as a percentage of earning assets adding to the effects of changing earning asset yields and interest-bearing liability rates. Average loans as a percentage of earning assets were 74% in 1998 and 72% in 1999.

     The second factor affecting the interest margin is the percentage of earning assets funded by interest-bearing liabilities. Funding for Regions' earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities and stockholders' equity. The net spread on earning assets funded by non-interest-bearing liabilities and stockholders' equity is higher than the net spread on earning assets funded by interest-bearing liabilities. The percentage of earning assets funded by interest-bearing liabilities was 84% in 1997, 85% in 1998 and 86% in 1999. The changes in the percentage of earning assets funded by interest-bearing liabilities had a negative effect on net interest income in 1998 and 1999. The trend has been for a greater percentage of new funding for earning assets to come from interest-bearing sources. Management expects this trend to continue.

MARKET RISK -- INTEREST RATE SENSITIVITY

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Regions' primary risk is interest rate risk.

     The primary objective of Asset/Liability Management at Regions is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets, rate sensitive liabilities and off-balance sheet interest rate hedges. The relationship of rate sensitive earning assets to rate sensitive liabilities, adjusted for the effect of off-balance sheet hedges (interest rate sensitivity), is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 1999, approximately 43% of earning assets and 76% of the funding for these earning assets were scheduled to be repriced to current market rates at least once during 2000.

     The accompanying table shows Regions' rate sensitive position at December 31, 1999, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next 12 months approximately $13.1 billion more interest-bearing liabilities than earning assets can be repriced to current market rates at least once. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at

December 31, 1999, was 0.56, indicating a "liability sensitive" position. However, this ratio is only one of the tools that management uses to measure rate sensitivity.

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

     Another reason for the lack of volatility in net interest income is that Regions' loan and security portfolios contain fixed-rate mortgage-related products, including whole loans, mortgage-backed securities and collateralized mortgage obligations having amortization and cash flow characteristics that vary with the level of market interest rates. These earning assets are generally reported in the non-sensitive category. In fact, a portion of these earning assets may pay-off within one year or less because their cash flow characteristics are materially impacted by mortgage refinancing activity. If deposit accounts that are not sensitive to market interest rate changes were redistributed based on expected cash flows and probable repricing intervals, Regions' one-year cumulative gap ratio would be 0.73 -- indicating a slightly less "liability sensitive" position.

     Regions uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools used is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Regions' net interest income and stockholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis uses a more detailed version of the information shown in the accompanying table and adds adjustments for the expected timing and magnitude of asset and liability cash flows, as well as the expected timing and magnitude of repricings of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates and the movement of administered rates on prime rate loans, interest-bearing transaction accounts, regular savings and money market savings accounts. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. Simulation analysis indicates that Regions is "liability sensitive."

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

     The following table demonstrates the expected effect a given interest rate shift would have on Regions net interest income.

CHANGE IN INTEREST RATES                                      $ CHANGE IN NET   % CHANGE IN NET
(IN BASIS POINTS)                                             INTEREST INCOME   INTEREST INCOME
------------------------                                      ---------------   ---------------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
  +200......................................................     $(150,528)          (10.6)%
  +100......................................................       (75,818)           (5.3)
  -100......................................................        63,994             4.5
  -200......................................................       111,273             7.8

     In the event of a shift in interest rates, management would attempt to take certain actions to mitigate the negative impact to net interest income. These actions include but are not limited to, restructuring of interest-earning assets, seeking alternative funding sources and entering into interest rate swap agreements.

INTEREST RATE SENSITIVITY ANALYSIS

                                                     DECEMBER 31, 1999
                                                   RATE SENSITIVE PERIOD
                       ------------------------------------------------------------------------------
                          1-3          4-6          7-12                   OVER 1 YEAR OR
                         MONTHS       MONTHS       MONTHS       TOTAL      NON-SENSITIVE      TOTAL
                       ----------   ----------   ----------   ----------   --------------   ---------
                                                (DOLLAR AMOUNTS IN MILLIONS)
Earning Assets:
  Loans, net of
     unearned
     income..........  $  9,171.6   $  1,456.7   $  2,448.8   $ 13,077.1     $15,067.6      $28,144.7
  Investment
     securities......       999.0        247.4         39.9      1,286.3       2,768.0        4,054.3
  Securities
     available for
     sale............     1,690.1        418.6         67.4      2,176.1       4,682.7        6,858.8
  Interest bearing
     deposits in
     other banks.....         9.7           --           --          9.7            --            9.7
  Federal funds sold
     and securities
     purchased under
     agreements to
     resell..........        66.1           --           --         66.1            --           66.1
  Mortgage loans held
     for sale........       184.8         29.4         49.3        263.5         303.6          567.1
  Trading account
     assets..........        14.5           --           --         14.5            --           14.5
                       ----------   ----------   ----------   ----------     ---------      ---------
          Total
            earning
            assets...  $ 12,135.8   $  2,152.1   $  2,605.4   $ 16,893.3     $22,821.9      $39,715.2
                       ==========   ==========   ==========   ==========     =========      =========
          Percent of
            total
            earning
            assets...        30.6%         5.4%         6.6%        42.5%         57.5%         100.0%
Funding Sources:
 Non-interest-bearing
     deposits........          --           --           --           --     $ 4,419.7      $ 4,419.7
  Savings deposits...  $  1,384.3           --           --   $  1,384.3            --        1,384.3
  Other time
     deposits........    13,522.5   $  2,935.1   $  4,092.8     20,550.4       3,634.7       24,185.1
  Short-term
     borrowings......     7,567.3           --         57.7      7,625.0            --        7,625.0
  Long-term
     borrowings......        10.1         85.3        386.8        482.2       1,268.7        1,750.9
                       ----------   ----------   ----------   ----------     ---------      ---------
          Total
            interest-
            bearing
       liabilities...    22,484.2      3,020.4      4,537.3     30,041.9       4,903.4       34,945.3
  Stockholders'
     equity..........          --           --           --           --         350.2          350.2
                       ----------   ----------   ----------   ----------     ---------      ---------
          Total
            funding
           sources...  $ 22,484.2   $  3,020.4   $  4,537.3   $ 30,041.9     $ 9,673.3      $39,715.2
                       ==========   ==========   ==========   ==========     =========      =========
          Percent of
            total
            funding
           sources...        56.6%         7.6%        11.4%        75.6%         24.4%         100.0%

                                                     DECEMBER 31, 1999
                                                   RATE SENSITIVE PERIOD
                       ------------------------------------------------------------------------------
                          1-3          4-6          7-12                   OVER 1 YEAR OR
                         MONTHS       MONTHS       MONTHS       TOTAL      NON-SENSITIVE      TOTAL
                       ----------   ----------   ----------   ----------   --------------   ---------
                                                (DOLLAR AMOUNTS IN MILLIONS)
Interest sensitive
  gap................  $(10,348.4)  $   (868.3)  $ (1,931.9)  $(13,148.6)    $13,148.6             --
Cumulative interest
  sensitive gap......  $(10,348.4)  $(11,216.7)  $(13,148.6)  $(13,148.6)           --             --
As percent of total
  earning assets.....       (26.1)%      (28.2)%      (33.1)%      (33.1)%          --             --
Ratio of earning
  assets to funding
  sources............        0.54         0.71         0.57         0.56          2.36           1.00
Cumulative ratio.....        0.54         0.56         0.63         0.56          1.00           1.00

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                          YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------
                                             1998 OVER 1997                     1999 OVER 1998
                                    --------------------------------   --------------------------------
                                     VOLUME    YIELD/RATE    TOTAL      VOLUME    YIELD/RATE    TOTAL
                                    --------   ----------   --------   --------   ----------   --------
                                                              (IN THOUSANDS)
Increase (decrease) in:
  Interest income on:
     Loans........................  $252,167    $(17,355)   $234,812   $263,099   $(133,517)   $129,582
     Federal funds sold...........     2,334      (1,606)        728    (10,685)     (2,669)    (13,354)
     Taxable securities...........    66,399      (4,869)     61,530    112,830      (5,016)    107,814
     Non-taxable securities.......    (2,257)       (598)     (2,855)       896      (1,393)       (497)
     Other earning assets.........    29,550      (2,563)     26,987     29,547       3,808      33,355
                                    --------    --------    --------   --------   ---------    --------
          Total...................   348,193     (26,991)    321,202    395,687    (138,787)    256,900
  Interest expense on:
     Savings deposits.............       952      (4,109)     (3,157)    (1,439)     (8,336)     (9,775)
     Other interest-bearing
       deposits...................   116,412      (2,983)    113,429     67,334     (65,814)      1,520
     Borrowed funds...............    77,299     (11,979)     65,320    173,422      (9,304)    164,118
                                    --------    --------    --------   --------   ---------    --------
          Total...................   194,663     (19,071)    175,592    239,317     (83,454)    155,863
Increase (decrease) in net
  interest income.................  $153,530    $ (7,920)   $145,610   $156,370   $ (55,333)   $101,037
                                    ========    ========    ========   ========   =========    ========

---------------

Note: The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES

     This expense is used to fund the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance. For an analysis and discussion of the allowance for loan losses, refer to the section entitled "Loans and Allowance for Loan Losses." In 1997, the provision for loan losses was increased to $89.7 million due to internal growth in the loan portfolio, growth in loans from acquisitions, higher levels of consumer loan losses and provisions for loan losses made by a pooled company for several specific problem commercial loans. Acquisitions added $17.4 million to the allowance for loan losses in 1997. In 1998, the provision for loan losses totaled $60.5 million and acquisition activity added $17.1 million to the allowance for loan losses. The provision for loan losses declined $29.2 million in 1998, even with higher net charge-offs, because a significant portion of the 1998 charge-offs had been identified and provided for in the prior years. The 1999 provision for loan losses increased to $113.7 million due to higher charge-offs, primarily consumer and commercial, and strong internal loan growth. The resulting year end allowance for loan losses increased $23.0 million to $338.4 million. Unfavorable changes in the previously discussed factors considered by management in determining the amount of the provision for loan losses and the resulting allowance could require significantly higher provisions for loan losses in the future.

TRUST INCOME

     Trust income increased 6% in 1997 and 25% in 1998 but declined 3% in 1999. Regions has in place an aggressive sales program as a means of increasing trust revenue. Trust sales efforts are promoted throughout the company by strong sales goals and cash incentives. In addition to increased sales efforts, trust income is also affected by the securities markets, because most trust fees are calculated as a percentage of trust asset values. The strength of the securities markets during recent years has had a favorable impact on trust income. However in 1999, these sales initiatives were offset by a decrease in trust fees due to customer attrition in certain newly entered markets.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

     Service charge income increased 21% in 1997, 13% in 1998 and 14% in 1999, due to increases in the number of deposit accounts, primarily because of acquisitions, and changes in the pricing of certain deposit accounts and related services.

MORTGAGE SERVICING AND ORIGINATION FEES

     The primary source of this income is Regions' mortgage banking affiliate -- Regions Mortgage, Inc. (RMI). RMI's primary business and source of income is the origination and servicing of mortgage loans for long-term investors.

     In 1999, mortgage servicing and origination fees decreased 8%, from $111.6 million in 1998 to $103.1 million in 1999. Origination fees were lower due to a decrease in the number of loans closed as the result of an increase in interest rates. Servicing fees were also lower in 1999 as compared to 1998 due to narrower servicing margin on 1999 loan production. At December 31, 1999, Regions' servicing portfolio totaled $24.1 billion and included approximately 335,000 loans. At December 31, 1998, the servicing portfolio totaled $22.3 billion, compared to $20.4 billion at December 31, 1997. Growth in the servicing portfolio resulted from retention of servicing on most mortgages originated in-house and the purchase of servicing rights to mortgages originated by other companies.

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

     RMI, through its retail and correspondent lending operations, produced mortgage loans totaling $5.6 billion, $5.0 billion, and $2.9 billion in 1999, 1998 and 1997, respectively. RMI produces loans from 85 offices in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, and Tennessee, and from other correspondent offices located throughout the United States.

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

                                                                MORTGAGE SERVICING RIGHTS
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance at beginning of year................................  $141,926   $124,087   $118,075
  Net additions.............................................    37,545     49,671     31,935
  Amortization..............................................   (35,195)   (31,832)   (25,923)
                                                              --------   --------   --------
Balance at end of year......................................  $144,276   $141,926   $124,087
                                                              ========   ========   ========

SECURITIES GAINS (LOSSES)

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

     In 1999, net gains of $160,000 were reported from sale of available for sale securities. These gains were primarily related to the sale of government and agency securities.

OTHER INCOME

     Refer to Note O to the consolidated financial statements for an analysis of the significant components of other income. Increases in fee and commission income during 1997 and 1998 resulted primarily from revisions in charges for certain services, an increased emphasis on charging customers for services performed and an increased customer base due to internal growth and acquisitions. During 1999, fee and commission income was lower than prior year due to lower safe deposit fees and credit card fees. These decreases were partially offset by higher international department income, brokerage fees and automated teller machine fees.

     Insurance premium and commission income increased in 1999, 1998, and 1997. This income originates primarily from the sale of credit life and accident and health insurance to consumer loan customers. Increased consumer loan volumes resulted in increased income in 1999, 1998 and 1997.

     Trading account income increased in 1999, 1998 and 1997 due to expanded trading activities, increased underwriting fees, and larger profits from trading in the portfolio.

     In 1999, Regions sold a block of mortgage servicing assets that did not fit into Regions' long-term mortgage servicing operations which resulted in a pre-tax gain of $7.5 million.

     Also during 1999, Regions sold its joint venture banking interest, which was acquired in connection with an acquisition and was not a strategic fit.

     Additionally, in 1997, a pooled company recognized a gain related to the divestiture of two banks. The divestiture was required by regulatory authorities in connection with a business combination.

SALARIES AND EMPLOYEE BENEFITS

     Total salaries and benefits increased 16% in 1997, 10% in 1998 and 4% in 1999. These increases resulted from normal merit and promotional adjustments, increased incentive payments tied to performance, the effects of inflation, higher benefit costs and increases in the number of employees due to increased business activity and acquisitions.

     At December 31, 1999, Regions had 14,606 full-time equivalent employees, compared to 14,632 at December 31, 1998 and 13,294 at December 31, 1997. Employees added as a result of acquisitions accounted for most of the increase.

     Salaries, excluding benefits, totaled $335.1 million in 1997, compared to $382.4 million in 1998 and $410.1 million in 1999. These increases resulted from increased employment levels, due to acquisitions and increased business activity, and normal merit and promotional adjustments.

     Regions provides employees who meet established employment requirements with a benefits package which includes pension, profit sharing, stock purchase, and medical, life and disability insurance plans. The total cost to Regions for fringe benefits, including payroll taxes, equals approximately 22% of salaries.

     The contribution to the profit sharing plan was equal to approximately 7% of after-tax income in 1997, 6% in 1998 and 5% in 1999.

     The contribution to the employee stock ownership plan (ESOP) equaled approximately 1% of after-tax income in each of the last three years.

     Commissions and incentives expense increased to $53.2 million in 1999, compared to $47.0 million in 1998 and $54.4 million in 1997. Incentives are being used increasingly to reward employees for selling products and services, for productivity improvements and for achievement of other corporate goals. Regions' long-term incentive plan provides for the granting of stock options, stock appreciation rights, restricted stock and performance shares (see Note R to the consolidated financial statements). The long-term incentive plan is intended to assist the Company in attracting, retaining, motivating and rewarding employees who make a significant contribution to the Company's long-term success, and to encourage employees to acquire and maintain an equity interest in the Company. The decline in Regions stock price in 1999 offset other increases in commissions and incentives expense in 1999 because expense recognition for a portion of Regions' equity incentive awards is related to Regions stock price performance. Regions also uses cash incentive plans to reward employees for achievement of various goals.

     Payroll taxes increased 17% in 1997, 18% in 1998 and 5% in 1999. Increases in the Social Security tax base, combined with increased salary levels and additional employees due to growth and acquisitions, were the primary reasons for increased payroll taxes.

     Group insurance expense increased 17% in 1998, due to increased employment levels associated with increased business activity and acquisitions and higher claims cost. In 1997 and 1999, as a result of reduced claims costs, group insurance expense decreased 1% and 13% respectively.

NET OCCUPANCY EXPENSE

     Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate offices throughout Alabama, Arkansas and parts of Texas, Louisiana, Florida, Georgia, Tennessee and South Carolina.

     Net occupancy expense increased 12% in 1997 and 2% in 1998 due to new and acquired branch offices, rising price levels, and increased business activity. In 1999, occupancy expense declined as costs savings were realized from certain 1998 acquisitions.

FURNITURE AND EQUIPMENT EXPENSE

     Furniture and equipment expense increased 13% in 1997, 22% in 1998, and 5% in 1999. These increases resulted from acquisitions, rising price levels, expenses related to equipment for new branch offices, and increased depreciation and service contract expenses associated with other new back office and branch equipment. The 1999 increase is net of cost savings realized in connection with acquisitions.

FDIC INSURANCE EXPENSE

     FDIC insurance expense decreased 46% in 1997. In 1997, deposit insurance premium rates for Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) deposits were reduced; however, these reductions were partially offset by the Financing Corporation (FICO) assessments, which are approximately $.065 per $100 of SAIF-assessable deposits and $.013 per $100 of BIF-assessable deposits.

FDIC insurance expense increased 13% in 1998 and 1999, respectively, as a result of increased deposits from acquisitions and growth.

MERGER AND CONSOLIDATION EXPENSES

     In 1998, Regions incurred a pre-tax, non-recurring merger and consolidation charge of $121.4 million related primarily to the merger of First Commercial and four other institutions with Regions. The charge, recognized in the third ($114.7 million) and fourth ($6.7 million) quarters, consisted primarily of employee-related obligations ($33.6 million), elimination of duplicate facilities, obsolete equipment and other assets ($47.6 million), contract terminations ($6.0 million), cost to exit certain lines of business ($5.1 million), and professional fees and contractual payments associated with the mergers ($29.1 million). During 1998, merger-and consolidation-related costs incurred or charged against the accrual totaled $117.0 million, resulting in a balance in the merger and consolidation accrual of $4.4 million at December 31, 1998, which was primarily associated with certain employee related obligations. These employee-related obligations were paid out in early 1999, resulting in the merger and consolidation accrual being reduced to zero.

OTHER EXPENSES

     Refer to Note O to the consolidated financial statements for an analysis of the significant components of other expense. Increases in this category of expense generally resulted from acquisitions, expanded programs, increased business activity and rising price levels.

     Other non-credit losses increased in 1997 as well as in 1998 but declined in 1999. Other non-credit losses primarily include charges for items unrelated to the extension of credit such as fraud losses, litigation losses, write-downs of other real estate and insurance claims.

     Amortization of mortgage servicing rights increased in 1999 and 1998, but declined in 1997. The retention of servicing rights on much of Regions mortgage subsidiary's production resulted in additional amortization expense in 1999 and 1998. Mortgage servicing rights amortization expense declined in 1997 due to slower prepayment activity on the underlying mortgages than in other years.

     Gains or losses on sales of mortgages result from changes in the fair market value of mortgages held in inventory while awaiting sale to long-term investors. Purchased commitments covering the sale of mortgages held in inventory are used to mitigate market losses. (See Note M to the consolidated financial statements for additional information.)

     The increase in other miscellaneous expenses in 1999 resulted primarily from increases in travel, sales and use taxes, equity asset line fees paid to third parties and higher losses on disposals of fixed assets.

IMPACT OF YEAR 2000

     In prior years Regions discussed the nature and progress of its plans to become Year 2000 ready. In 1999, Regions completed its remediation and testing of systems. As a result of those planning and remediation efforts, Regions experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Regions expensed $7.2 million during 1999 in connection with remediating its systems. Regions is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products or services of third parties. Regions will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that arise are addressed promptly.

APPLICABLE INCOME TAX

     Regions' provision for income taxes increased 22% in 1999. This increase was caused primarily by a 24% increase in income before taxes. The Company's effective income tax rates for 1999, 1998, and 1997 were 33.1%, 33.6%, and 33.2%, respectively. Note P to the consolidated financial statements provides additional information about the provision for income taxes.

     Examinations of Regions' consolidated federal income tax returns have been completed for years through 1996. The Company believes adequate provisions for income tax have been recorded for all years open for review.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to page 38 through 39 "Market Risk -- Interest Rate Sensitivity" and to pages 39 through 40 "Forward Looking Statements" included in Management's Discussion and Analysis under Item 7 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries are set forth in the pages listed below.

Report of Independent Auditors..............................  47
Consolidated Statements of Condition -- December 31, 1999
  and 1998..................................................  48
Consolidated Statements of Income -- Years ended December
  31, 1999, 1998 and 1997...................................  49
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1999, 1998 and 1997..........................  50
Consolidated Statements of Changes in Stockholders'
  Equity -- Years ended December 31, 1999, 1998 and 1997....  51
Notes to Consolidated Financial Statements -- December 31,
  1999......................................................  53

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Regions Financial Corporation

We have audited the accompanying consolidated statements of condition of Regions Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Birmingham, Alabama
February 22, 2000, except for Note Y
as to which the date is March 15, 2000

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1999             1998
                                                              -------------    -------------
                                                              (DOLLAR AMOUNTS IN THOUSANDS,
                                                                    EXCEPT SHARE DATA)
                                           ASSETS
Cash and due from banks.....................................   $ 1,393,418      $ 1,619,006
Interest-bearing deposits in other banks....................         9,653          143,965
Investment securities (aggregate estimated market value of
  $3,934,047 in 1999 and $3,166,446 in 1998)................     4,054,279        3,125,114
Securities available for sale...............................     6,858,765        4,844,023
Trading account assets......................................        14,543           49,387
Mortgage loans held for sale................................       567,131          927,668
Federal funds sold and securities purchased under agreements
  to resell.................................................        66,078          233,941
Loans.......................................................    28,221,240       24,430,113
Unearned income.............................................       (76,565)         (64,526)
                                                               -----------      -----------
         Loans, net of unearned income......................    28,144,675       24,365,587
Allowance for loan losses...................................      (338,375)        (315,412)
                                                               -----------      -----------
         Net loans..........................................    27,806,300       24,050,175
Premises and equipment......................................       580,707          534,425
Interest receivable.........................................       306,707          292,036
Due from customers on acceptances...........................        72,098           57,046
Other assets................................................       984,716          955,154
                                                               -----------      -----------
                                                               $42,714,395      $36,831,940
                                                               ===========      ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing......................................   $ 4,419,693      $ 4,577,125
  Interest-bearing..........................................    25,569,401       23,772,941
                                                               -----------      -----------
         Total deposits.....................................    29,989,094       28,350,066
Borrowed funds:
  Short-term borrowings:
    Federal funds purchased and securities sold under
     agreements to repurchase...............................     5,614,613        2,067,278
    Commercial paper........................................        56,750           56,750
    Other short-term borrowings.............................     1,953,622        2,372,700
                                                               -----------      -----------
         Total short-term borrowings........................     7,624,985        4,496,728
  Long-term borrowings......................................     1,750,861          571,040
                                                               -----------      -----------
         Total borrowed funds...............................     9,375,846        5,067,768
Bank acceptances outstanding................................        72,098           57,046
Other liabilities...........................................       212,245          356,659
                                                               -----------      -----------
         Total liabilities..................................    39,649,283       33,831,539
Stockholders' equity:
  Preferred stock, par value $1.00 a share:
    Authorized 5,000,000 shares.............................            -0-              -0-
  Common stock, par value $.625 a share:
    Authorized 500,000,000 shares, issued 220,635,661 shares
     in 1999 and 221,305,715 shares in 1998.................       137,897          138,316
  Surplus...................................................     1,022,825        1,147,357
  Undivided profits.........................................     2,044,209        1,729,334
  Treasury stock, at cost -- 0 shares in 1999 and 851,588
    shares in 1998..........................................            -0-         (32,603)
  Unearned restricted stock.................................        (4,719)          (6,955)
  Accumulated other comprehensive (loss) income.............      (135,100)          24,952
                                                               -----------      -----------
         Total stockholders' equity.........................     3,065,112        3,000,401
                                                               -----------      -----------
                                                               $42,714,395      $36,831,940
                                                               ===========      ===========

---------------

( ) Indicates deduction.

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1999         1998         1997
                                                             ----------   ----------   ----------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
Interest income:
  Interest and fees on loans...............................  $2,201,786   $2,072,204   $1,837,392
  Interest on securities:
     Taxable interest income...............................     524,935      417,121      355,591
     Tax-exempt interest income............................      39,484       39,981       42,836
                                                             ----------   ----------   ----------
          Total interest on securities.....................     564,419      457,102      398,427
  Interest on mortgage loans held for sale.................      81,002       44,954       20,218
  Income on federal funds sold and securities purchased
     under agreements to resell............................       4,256       17,610       16,882
  Interest on time deposits in other banks.................       1,741        4,804        2,870
  Interest on trading account assets.......................       1,482        1,112          795
                                                             ----------   ----------   ----------
          Total interest income............................   2,854,686    2,597,786    2,276,584
Interest expense:
  Interest on deposits.....................................   1,056,799    1,065,054      954,782
  Interest on short-term borrowings........................     329,518      174,906      108,617
  Interest on long-term borrowings.........................      42,514       33,008       33,977
                                                             ----------   ----------   ----------
          Total interest expense...........................   1,428,831    1,272,968    1,097,376
                                                             ----------   ----------   ----------
          Net interest income..............................   1,425,855    1,324,818    1,179,208
Provision for loan losses..................................     113,658       60,505       89,663
                                                             ----------   ----------   ----------
          Net interest income after provision for loan
            losses.........................................   1,312,197    1,264,313    1,089,545
Non-interest income:
  Trust department income..................................      53,434       55,218       44,227
  Service charges on deposit accounts......................     194,984      171,344      151,618
  Mortgage servicing and origination fees..................     103,118      111,555       93,327
  Securities gains.........................................         160        7,002          498
  Other....................................................     185,445      129,578      117,312
                                                             ----------   ----------   ----------
          Total non-interest income........................     537,141      474,697      406,982
Non-interest expense:
  Salaries and employee benefits...........................     551,569      528,409      480,842
  Net occupancy expense....................................      61,635       62,887       61,933
  Furniture and equipment expense..........................      72,013       68,595       56,304
  FDIC insurance expense...................................       6,546        5,806        5,122
  Merger and consolidation expenses........................          -0-     121,438           -0-
  Other....................................................     372,549      316,573      297,575
                                                             ----------   ----------   ----------
          Total non-interest expense.......................   1,064,312    1,103,708      901,776
                                                             ----------   ----------   ----------
          Income before income taxes.......................     785,026      635,302      594,751
Applicable income taxes....................................     259,640      213,590      197,222
                                                             ----------   ----------   ----------
          Net income.......................................  $  525,386   $  421,712   $  397,529
                                                             ==========   ==========   ==========
Average number of shares outstanding.......................     221,617      220,114      209,781
Average number of shares outstanding, diluted..............     223,967      223,781      213,750
Per share:
  Net income...............................................  $     2.37   $     1.92   $     1.89
  Net income, diluted......................................        2.35         1.88         1.86
  Cash dividends declared..................................        1.00         0.92         0.80

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                                      (AMOUNTS IN THOUSANDS)
Operating activities:
  Net income................................................  $   525,386   $   421,712   $   397,529
  Adjustments to reconcile net cash provided by operating
    activities:
    Gain from divestiture of banking interests..............      (18,399)           -0-      (25,084)
    Depreciation and amortization of premises and
      equipment.............................................       60,424        78,514        67,925
    Provision for loan losses...............................      113,658        60,505        89,663
    Net (accretion) amortization of securities..............         (775)          849         4,944
    Amortization of loans and other assets..................       71,148        58,646        31,582
    Accretion (amortization) of deposits and borrowings.....          725           359        (1,642)
    Provision for losses on other real estate...............          507         2,865         5,343
    Deferred income taxes (benefit).........................       10,217         5,581        (2,861)
    (Gain) loss on sale of premises and equipment...........       (1,416)         (521)          510
    Realized security (gains)...............................         (160)       (7,002)         (498)
    Decrease in trading account assets......................       34,844         1,438        26,991
    Decrease (increase) in mortgages held for sale..........      360,537      (525,990)     (196,344)
    (Increase) in interest receivable.......................       (5,648)      (42,350)      (26,808)
    (Increase) in other assets..............................      (72,157)     (209,887)      (83,811)
    (Decrease) increase in other liabilities................      (86,591)     (170,173)      140,791
    Stock issued to employees under incentive plan..........        4,959        14,717        10,122
    Other...................................................        2,259         7,679         8,132
                                                              -----------   -----------   -----------
         Net cash provided (used) by operating activities...      999,518      (303,058)      446,484
Investing activities:
  Net (increase) in loans...................................   (3,302,893)   (1,228,740)   (2,457,048)
  Proceeds from sale of securities available for sale.......        6,711       628,212        71,113
  Proceeds from maturity of investment securities...........      454,979     3,649,446     1,555,319
  Proceeds from maturity of securities available for sale...    1,924,258     2,440,959     1,528,476
  Purchase of investment securities.........................   (1,529,850)   (3,361,586)   (1,974,755)
  Purchase of securities available for sale.................   (3,828,310)   (4,588,572)   (1,229,219)
  Net decrease (increase) in interest-bearing deposits in
    other banks.............................................      158,521       (94,324)       37,452
  Proceeds from sale of premises and equipment..............       25,625        74,048        11,702
  Purchase of premises and equipment........................     (111,143)     (177,378)      (63,053)
  Net (increase) decrease in customers' acceptance
    liability...............................................      (15,052)      100,216       (79,154)
  Net cash received in acquisitions.........................      195,485       333,606       191,410
                                                              -----------   -----------   -----------
         Net cash (used) by investing activities............   (6,021,669)   (2,224,113)   (2,407,757)
Financing activities:
  Net increase in deposits..................................      794,881     1,515,891     1,339,369
  Net increase in short-term borrowings.....................    3,111,469     1,786,640       839,325
  Proceeds from long-term borrowings........................    3,154,206       159,044       121,535
  Payments on long-term borrowings..........................   (1,983,385)      (86,116)     (279,582)
  Net increase (decrease) in bank acceptance liability......       15,052      (100,216)       79,154
  Cash dividends............................................     (221,928)     (191,643)     (149,447)
  Purchase of treasury stock................................     (255,271)     (181,651)      (45,224)
  Issuance of common stock by pooled company................           -0-           -0-           43
  Proceeds from exercise of stock options...................       13,676         8,416         5,536
                                                              -----------   -----------   -----------
         Net cash provided by financing activities..........    4,628,700     2,910,365     1,910,709
                                                              -----------   -----------   -----------
         (Decrease) increase in cash and cash equivalents...     (393,451)      383,194       (50,564)
  Cash and cash equivalents at beginning of year............    1,852,947     1,469,753     1,520,317
                                                              -----------   -----------   -----------
  Cash and cash equivalents at end of year..................  $ 1,459,496   $ 1,852,947   $ 1,469,753
                                                              ===========   ===========   ===========

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                        ACCUMULATED
                                                                           OTHER           TREASURY     UNEARNED
                                COMMON                 UNDIVIDED       COMPREHENSIVE        STOCK,     RESTRICTED
                                STOCK      SURPLUS      PROFITS            INCOME           AT COST      STOCK        TOTAL
                               --------   ----------   ----------   --------------------   ---------   ----------   ----------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE AT JANUARY 1, 1997...  $81,244    $  901,880   $1,303,895        $   4,149         $ (12,356)   $(4,249)    $2,274,563
Comprehensive income:
  Net income.................                             397,529                                                      397,529
  Other comprehensive income,
    net of tax:
    Unrealized gains on
      available for sale
      securities, net of
      reclassification
      adjustment.............                                               11,580                                      11,580
                                                       ----------        ---------                                  ----------
Comprehensive income.........                             397,529           11,580                                     409,109
Equity from immaterial
  poolings of interest.......    5,250        81,625       55,524              214                                     142,613
Cash dividends declared:
  Regions-$.80 per share.....                            (108,980)                                                    (108,980)
  Pooled companies...........                             (40,467)                                                     (40,467)
  Stock dividend of pooled
    company..................    1,899        97,991      (99,976)                                                         (86)
Two-for-one stock split......   42,699                    (42,699)                                                           0
Purchase of treasury stock...                                                                (45,224)                  (45,224)
Treasury stock retired and
  reissued relating to
  acquisitions accounted for
  as purchases...............     (626)      (43,097)                                         43,722                        (1)
Stock issued for
  acquisitions...............      414        29,195                                                                    29,609
Stock issued to employees
  under incentive plan.......      220        16,442        1,605                                        (8,145)        10,122
Stock options exercised......      522         5,014                                                                     5,536
Issuance of common stock by
  pooled company.............        1            39                                               3                        43
Amortization of unearned
  restricted stock...........                                                                             2,984          2,984
                               --------   ----------   ----------        ---------         ---------    -------     ----------
BALANCE AT DECEMBER 31,
  1997.......................  131,623     1,089,089    1,466,431           15,943           (13,855)    (9,410)     2,679,821
Comprehensive income:
  Net income.................                             421,712                                                      421,712
  Other comprehensive income,
    net of tax:
    Unrealized gains on
      available for sale
      securities, net of
      reclassification
      adjustment.............                                                9,009                                       9,009
                                                       ----------        ---------                                  ----------
Comprehensive income.........                             421,712            9,009                                     430,721
Equity from immaterial
  poolings of interests......    6,050        69,005       32,834                                                      107,889
Cash dividends declared:
  Regions-$.92 per share.....                            (170,059)                                                    (170,059)
  Pooled companies...........                             (21,584)                                                     (21,584)
Purchase of treasury stock...                                                               (181,651)                 (181,651)
Treasury stock retired and
  reissued relating to
  acquisitions accounted for
  as purchases...............   (1,422)     (114,987)                                        160,832                    44,423
Retirement of treasury stock
  of pooled company..........      (10)         (595)                                          2,071                     1,466

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                                        ACCUMULATED
                                                                           OTHER           TREASURY     UNEARNED
                                COMMON                 UNDIVIDED       COMPREHENSIVE        STOCK,     RESTRICTED
                                STOCK      SURPLUS      PROFITS            INCOME           AT COST      STOCK        TOTAL
                               --------   ----------   ----------   --------------------   ---------   ----------   ----------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Buyout of minority interest
  of pooled company..........             $     (320)                                                               $     (320)
Stock issued for
  acquisitions...............  $ 1,221        76,211                                                                    77,432
Stock issued to employees
  under incentive plan.......      337        21,055                                                    $  (412)        20,980
Stock options exercised......      517         7,899                                                                     8,416
Amortization of unearned
  restricted stock...........                                                                             2,867          2,867
                               --------   ----------   ----------        ---------         ---------    -------     ----------
BALANCE AT DECEMBER 31,
  1998.......................  138,316     1,147,357   $1,729,334        $  24,952         $ (32,603)    (6,955)     3,000,401
Comprehensive income:
  Net income.................                             525,386                                                      525,386
  Other comprehensive income,
    net of tax:
    Unrealized losses on
      available for sale
      securities, net of
      reclassification
        adjustment...........                                             (160,052)                                   (160,052)
                                                       ----------        ---------                                  ----------
Comprehensive income.........                             525,386         (160,052)                                    365,334
Equity from immaterial
  poolings of interests......    1,085        12,410       11,417                                                       24,912
Cash dividends declared:
  Regions-$1.00 per share....                            (221,928)                                                    (221,928)
Purchase of treasury stock...                                                               (255,271)                 (255,271)
Treasury stock retired
  relating to acquisitions
  accounted for as
  purchases..................   (2,786)     (156,685)                                        159,471                        -0-
Stock issued for
  acquisitions...............    2,786       128,735                                                                   131,521
Retirement of treasury
  stock......................   (2,331)     (126,072)                                        128,403                        -0-
Stock issued to employees
  under incentive plan.......       68         4,163                                                        (24)         4,207
Stock options exercised......      759        12,917                                                                    13,676
Amortization of unearned
  restricted stock...........                                                                             2,260          2,260
                               --------   ----------   ----------        ---------         ---------    -------     ----------
BALANCE AT DECEMBER 31,
  1999.......................  $137,897   $1,022,825   $2,044,209        $(135,100)        $      -0-   $(4,719)    $3,065,112
                               ========   ==========   ==========        =========         =========    =======     ==========
DISCLOSURE OF 1999
  RECLASSIFICATION AMOUNT:
Unrealized holding losses on
  available for sale securities
  arising during the period......................................        $(159,948)
Less: Reclassification
  adjustment, net of tax, for
  net gains realized in net
  income.........................................................              104
                                                                         ---------
Net unrealized losses on
  available for sale securities,
  net of taxes of $(92,415)......................................        $(160,052)
                                                                         =========

---------------

( ) Indicates deduction.

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Regions Financial Corporation (Regions or the Company), conform with accounting principles generally accepted in the United States and with general financial service industry practices. Regions provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas. The Company is subject to intense competition from other financial institutions and is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

     Debt securities not classified as investment securities or trading account assets, and marketable equity securities not classified as trading account assets, are classified as securities available for sale. Securities available for sale are stated at estimated fair value, with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.

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

     Estimated useful lives generally are as follows:

Premises and leasehold improvements.........................  10-40 years
Furniture and equipment.....................................   3-12 years

INTANGIBLE ASSETS

     Intangible assets, consisting of (1) the excess of cost over the fair value of net assets of acquired businesses and (2) amounts capitalized for the right to service mortgage loans, are included in other assets. The excess of cost over the fair value of net assets of acquired businesses, which totaled $409,371,000 (net of accumulated amortization of $116.5 million) at December 31, 1999, and $354,501,000 (net of accumulated amortization of $92.5 million) at December 31, 1998, is being amortized over periods of 12 to 25 years, principally using the straight-line method of amortization. Amounts capitalized for the right to service mortgage loans, which totaled $144,276,000 at December 31, 1999 and $141,926,000 at December 31, 1998, are being amortized over the estimated remaining servicing life of the loans, considering appropriate prepayment assumptions. The estimated fair values of capitalized mortgage servicing rights were $250 million and $169 million at December 31, 1999 and 1998, respectively. The fair value of mortgage servicing rights is calculated by discounting estimated future cash flows from the servicing assets, using market discount rates, and using expected future prepayment rates. In 1999, 1998 and 1997, Regions capitalized $37.5 million, $49.7 million and $31.9 million in mortgage servicing rights, respectively. In 1999, 1998 and 1997, Regions' amortization of mortgage servicing rights was $35.2 million, $31.8 million and $25.9 million, respectively. Intangible assets are evaluated periodically for impairment. For purposes of evaluating impairment, the Company stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and note rate. The Company's unamortized excess purchase price is periodically reviewed to ensure that there have been no events or circumstances to indicate that the recorded amount is not recoverable based on projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

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

STATEMENT OF CASH FLOWS

     Cash equivalents include cash and due from banks and federal funds sold and securities purchased under agreements to resell. Regions paid $1.4 billion in 1999, $1.3 billion in 1998, and $1.1 billion in 1997 for interest on deposits and borrowings. Income tax payments totaled $216 million for 1999, $187 million for 1998, and $147 million for 1997. Loans transferred to other real estate totaled $30 million in 1999, $19 million in 1998, and $26 million in 1997. The securitization of loans during 1999 and 1998 resulted in the transfer of $1.3 billion and $533.7 million, respectively, from loans to securities available for sale. In 1997, a pooled subsidiary securitized $47.5 million of mortgage loans, which were transferred to trading account assets. In December 1999, Regions retired 6.2 million shares of treasury stock, with a cost of $212.5 million.

NOTE B.  RESTRICTIONS ON CASH AND DUE FROM BANKS

     Regions' subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the year ended December 31, 1999 and 1998 was approximately $414,245,000 and $110,884,000, respectively.

NOTE C.  SECURITIES

     The amortized cost and estimated fair value of investment securities and securities available for sale at December 31, 1999, are as follows:

                                                            DECEMBER 31, 1999
                                            -------------------------------------------------
                                                           GROSS        GROSS      ESTIMATED
                                                         UNREALIZED   UNREALIZED      FAIR
                                               COST        GAINS        LOSSES       VALUE
                                            ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS)
INVESTMENT SECURITIES:
U.S. Treasury and Federal agency
  securities..............................  $2,639,214     $  258     $(105,032)   $2,534,440
Obligations of states and political
  subdivisions............................     635,034        228        (4,656)      630,606
Mortgage backed securities................     380,677        303       (11,333)      369,647
Other securities..........................     399,354         -0-           -0-      399,354
                                            ----------     ------     ---------    ----------
          Total...........................  $4,054,279     $  789     $(121,021)   $3,934,047
                                            ==========     ======     =========    ==========
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury and Federal agency
  securities..............................  $  578,906     $  232     $ (10,577)   $  568,561
Obligations of states and political
  subdivisions............................     158,203        769          (712)      158,260
Mortgage backed securities................   6,175,090      1,423      (202,518)    5,973,995
Other securities..........................       3,396         26           (86)        3,336
Equity securities.........................     154,258        355            -0-      154,613
                                            ----------     ------     ---------    ----------
          Total...........................  $7,069,853     $2,805     $(213,893)   $6,858,765
                                            ==========     ======     =========    ==========

     The cost and estimated fair value of investment securities and securities available for sale at December 31, 1999 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 1999
                                                              -----------------------
                                                                           ESTIMATED
                                                                              FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
INVESTMENT SECURITIES:
Due in one year or less.....................................  $  474,497   $  475,052
Due after one year through five years.......................   1,066,335    1,042,541
Due after five years through ten years......................   1,863,696    1,787,881
Due after ten years.........................................     269,074      258,926
Mortgage backed securities..................................     380,677      369,647
                                                              ----------   ----------
          Total.............................................  $4,054,279   $3,934,047
                                                              ==========   ==========
SECURITIES AVAILABLE FOR SALE:
Due in one year or less.....................................  $  170,764   $  171,428
Due after one year through five years.......................     356,390      351,708
Due after five years through ten years......................     178,907      173,911
Due after ten years.........................................      34,444       33,110
Mortgage backed securities..................................   6,175,090    5,973,995
Equity securities...........................................     154,258      154,613
                                                              ----------   ----------
          Total.............................................  $7,069,853   $6,858,765
                                                              ==========   ==========

     Proceeds from sales of securities available for sale in 1999, were $6.7 million. Gross realized gains and losses were $167,000 and $7,000, respectively. Proceeds from sales of securities available for sale in 1998 were $628.2 million, with gross realized gains and losses of $9.5 million and $2.5 million, respectively. Proceeds from sales of securities available for sale in 1997 were $71.1 million with gross realized gains and losses of $604,000 and $106,000, respectively.

     The amortized cost and estimated fair value of investment securities and securities available for sale at December 31, 1998, are as follows:

                                                                     DECEMBER 31, 1998
                                                     -------------------------------------------------
                                                                    GROSS        GROSS      ESTIMATED
                                                                  UNREALIZED   UNREALIZED      FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                     ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS)
INVESTMENT SECURITIES:
U.S. Treasury and Federal agency securities........  $2,371,412    $12,023       $(121)     $2,383,314
Obligations of states and political subdivisions...     565,095     28,205          -0-        593,300
Mortgage backed securities.........................     188,607      1,299         (74)        189,832
                                                     ----------    -------       -----      ----------
          Total....................................  $3,125,114    $41,527       $(195)     $3,166,446
                                                     ==========    =======       =====      ==========
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury and Federal agency securities........  $  948,592    $ 7,683       $(113)     $  956,162
Obligations of states and political subdivisions...     162,577      5,916          -0-        168,493
Mortgage backed securities.........................   3,550,476     24,736        (622)      3,574,590
Other securities...................................       6,415        219         (42)          6,592
Equity securities..................................     138,157         29          -0-        138,186
                                                     ----------    -------       -----      ----------
          Total....................................  $4,806,217    $38,583       $(777)     $4,844,023
                                                     ==========    =======       =====      ==========

     Securities with carrying values of $7,202,976,000 and $3,606,804,000 at December 31, 1999, and 1998, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

NOTE D.  LOANS

     The loan portfolio at December 31, 1999 and 1998, consisted of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Commercial..................................................  $ 8,229,565   $ 7,144,176
Real estate-construction....................................    2,439,104     1,865,973
Real estate-mortgage........................................   11,749,914     9,623,401
Consumer....................................................    5,802,657     5,796,563
                                                              -----------   -----------
                                                               28,221,240    24,430,113
Unearned income.............................................      (76,565)      (64,526)
                                                              -----------   -----------
          Total.............................................  $28,144,675   $24,365,587
                                                              ===========   ===========

     Directors and executive officers of Regions and its principal subsidiaries, including the directors' and officers' families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 1999, and 1998, were approximately $182 million and $113 million respectively. During 1999, $609 million of new loans were made, repayments totaled $537 million and decreases for changes in the composition of related parties totaled $3 million. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

     Loans sold with recourse totaled $1.4 billion and $506.5 million at December 31, 1999, and 1998, respectively.

     The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Louisiana, Georgia, South Carolina, northwest and central Florida, eastern Texas, and western and middle Tennessee.

     The recorded investment in impaired loans was $120 million at December 31, 1999, and $175 million at December 31, 1998. The average amount of impaired loans during 1999 was $115 million.

NOTE E.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses follows:

                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Balance at beginning of year................................  $ 315,412   $304,223   $253,248
  Allowance of purchased institutions at acquisition date...      8,493     17,094     17,420
  Provision charged to operating expense....................    113,658     60,505     89,663
Loan losses:
     Charge-offs............................................   (129,237)   (93,739)   (88,279)
     Recoveries.............................................     30,049     27,329     32,171
                                                              ---------   --------   --------
     Net loan losses........................................    (99,188)   (66,410)   (56,108)
                                                              ---------   --------   --------
Balance at end of year......................................  $ 338,375   $315,412   $304,223
                                                              =========   ========   ========

NOTE F.  PREMISES AND EQUIPMENT

     A summary of premises and equipment follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  110,997   $  106,845
Premises....................................................     528,634      518,538
Furniture and equipment.....................................     434,399      370,992
Leasehold improvements......................................      56,225       45,942
                                                              ----------   ----------
                                                               1,130,255    1,042,317
Allowances for depreciation and amortization................    (549,548)    (507,892)
                                                              ----------   ----------
          Total.............................................  $  580,707   $  534,425
                                                              ==========   ==========

     Net occupancy expense is summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Gross occupancy expense...................................  $69,853   $72,221   $65,117
Less rental income........................................    8,218     9,334     3,184
                                                            -------   -------   -------
          Net occupancy expense...........................  $61,635   $62,887   $61,933
                                                            =======   =======   =======

NOTE G.  OTHER REAL ESTATE

     Other real estate acquired in satisfaction of indebtedness ("foreclosure") is carried in other assets at the lower of the recorded investment in the loan or the estimated net realizable value of the collateral. Other real estate totaled $12,662,000 at December 31, 1999, and $17,273,000 at December 31, 1998.
Gain or loss on the sale of other real estate is included in other expense.

NOTE H.  DEPOSITS

     The following schedule presents the detail of interest-bearing deposits:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing transaction accounts.......................  $   462,863   $   672,168
Interest-bearing accounts in foreign office.................    1,882,024     1,219,713
Savings accounts............................................    1,384,326     1,508,510
Money market savings accounts...............................    7,704,243     6,999,452
Certificates of deposit ($100,000 or more)..................    4,695,432     3,471,203
Time deposits ($100,000 or more)............................      532,460       246,877
Other interest-bearing deposits.............................    8,908,053     9,655,018
                                                              -----------   -----------
          Total.............................................  $25,569,401   $23,772,941
                                                              ===========   ===========

     The following schedule details interest expense on deposits:

                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                         1999         1998        1997
                                                      ----------   ----------   --------
                                                                (IN THOUSANDS)
Interest-bearing transaction accounts...............  $   19,343   $   30,888   $ 26,878
Interest-bearing accounts in foreign office.........      71,920       42,319     30,888
Savings accounts....................................      23,743       33,518     36,675
Money market savings accounts.......................     225,327      221,774    170,667
Certificates of deposit ($100,000 or more)..........     226,146      200,819    197,165
Other interest-bearing deposits.....................     490,320      535,736    492,509
                                                      ----------   ----------   --------
          Total.....................................  $1,056,799   $1,065,054   $954,782
                                                      ==========   ==========   ========

     The aggregate amount of maturities of all time deposits in each of the next five years is as follows: 2000 -- $10.8 billion; 2001 -- $1.6 billion;
2002 -- $891 million; 2003 -- $174 million; and 2004 -- $61 million.

NOTE I.  BORROWED FUNDS

     Following is a summary of short-term borrowings:

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Federal funds purchased............................  $4,596,540   $1,929,202   $1,686,094
Securities sold under agreements to repurchase.....   1,018,073      138,076      442,732
Federal Home Loan Bank structured notes............     950,000    2,350,000      500,000
Federal Home Loan Bank advances....................     600,000        5,001        8,284
Notes payable to unaffiliated banks................     400,000           -0-          -0-
Commercial paper...................................      56,750       56,750       52,750
Treasury tax and loan note.........................       2,229       15,988       14,657
Short sale liability...............................       1,393        1,711        2,834
                                                     ----------   ----------   ----------
          Total....................................  $7,624,985   $4,496,728   $2,707,351
                                                     ==========   ==========   ==========

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Maximum amount outstanding at any month-end:
     Federal funds purchased and securities sold
       under agreements to repurchase..............  $5,614,613   $2,067,278   $2,231,387
     Aggregate short-term borrowings...............   8,475,717    4,496,728    2,709,309
Average amount outstanding (based on average of
  daily balances)..................................   6,502,860    3,386,392    1,876,871
Weighted average interest rate at year end.........         5.6%         5.1%         4.8%
Weighted average interest rate on amounts
  outstanding during the year (based on average of
  daily balances)..................................         5.1%         5.2%         5.7%

     Federal funds purchased and securities sold under agreements to repurchase had weighted average maturities of ten, six and seven days at December 31, 1999, 1998 and 1997, respectively. Weighted average rates on these dates were 5.4%, 5.4%, and 4.8%, respectively.

     Federal Home Loan Bank structured notes have a stated maturity ranging from two to thirteen years but are callable within one year. The structured notes had weighted average rates of 5.0% and 4.8% at December 31, 1999 and 1998, respectively.

     The Federal Home Loan Bank advances represent borrowings with original stated maturities of less than one year. These notes had weighted average interest rates on December 31, 1999, 1998, and 1997, of 6.1%, 6.1%, and 5.8%,
respectively.

     Regions has an unsecured short-term credit agreement with an unaffiliated bank that provides for maximum borrowings of $100 million. As of December 31, 1999, no borrowings were outstanding under this agreement. No compensating balances or commitment fees are required by this agreement. In addition to this short-term credit agreement, a subsidiary of Regions has an agreement with an unaffiliated bank that provides for maximum borrowings of $400 million, all of which was outstanding as of December 31, 1999 at a stated interest rate of 8.5%. No borrowings were outstanding under this agreement at December 31, 1998 or 1997. Another subsidiary of Regions has, as of December 31, 1999, a $50 million revolving credit line with an unaffiliated bank. No borrowings were outstanding under this agreement as of December 31, 1999 or 1998.

     Commercial paper maturities ranged from 4 to 689 days at December 31, 1999, from 53 to 1,054 days at December 31, 1998 and from 257 to 581 days at December 31, 1997. Weighted average maturities were 481, 811 and 329 days at December 31, 1999, 1998 and 1997, respectively. The weighted average interest rates on these dates were 5.8%, 5.8% and 6.3%, respectively.

     The short-sale liability represents Regions' trading obligation to deliver certain government securities at a predetermined date and price. These securities had weighted average interest rates of 4.4%, 5.0% and 6.3% at December 31, 1999, 1998 and 1997, respectively.

     Long-term borrowings consist of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
                                                                 (IN THOUSANDS)
7.80% subordinated notes....................................  $   75,000   $ 75,000
7.65% subordinated notes....................................      25,000     25,000
7.75% subordinated notes....................................     100,000    100,000
Federal Home Loan Bank structured notes.....................   1,155,000         -0-
Federal Home Loan Bank advances.............................     311,997    306,337
Industrial development revenue bonds........................       2,800      3,000
Notes payable to unaffiliated banks.........................          -0-    10,250
Other notes payable.........................................      81,064     51,453
                                                              ----------   --------
          Total.............................................  $1,750,861   $571,040
                                                              ==========   ========

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

     Federal Home Loan Bank structured notes have a stated ten year maturity but are callable between one to two years. The structured notes had a weighted average interest rate of 5.2% at December 31, 1999.

     Federal Home Loan Bank advances represent borrowings with fixed interest rates ranging from 5.0% to 8.1% and with maturities of one to eighteen years. These borrowings, as well as the short-term borrowings from the Federal Home Loan Bank, are secured by Federal Home Loan Bank stock (carried at cost of $154.3 million) and by first mortgage loans on one-to-four family dwellings held by certain banking subsidiaries (approximately $7.3 billion at December 31, 1999). The maximum amount that could be borrowed from Federal Home Loan Banks under the current borrowing agreements and without further investment in Federal Home Loan Bank stock is approximately $5.5 billion.

     The industrial development revenue bonds mature on July 1, 2008, with principal of $200,000 payable annually and interest at a tax effected prime rate payable monthly.

     Notes payable to unaffiliated banks represents revolving credit agreements with unaffiliated banks. These agreements had interest rates from 5.3% to 9.2% in 1998 and matured in 1999.

     Other notes payable at December 31, 1999, had a weighted average interest rate of 7.5% and a weighted average maturity of 10.9 years. Included in other notes payable are mortgage notes payable collateralized by premises and equipment carried at $7,282,000.

     The aggregate amount of maturities of all long-term debt in each of the next five years is as follows: 2000 -- $68,645,792; 2001 -- $272,712,559;
2002 -- $79,568,384; 2003 -- $1,082,811; 2004 -- $101,457,729.

     Substantially all of the consolidated net assets are owned by the subsidiaries and dividends paid by Regions are substantially provided by dividends from the subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary banks can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital to asset ratios at banking subsidiaries. At December 31, 1999, the banking subsidiaries could pay approximately $354 million in dividends without prior approval.

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

     The following table sets forth the plans' funded status and amounts recognized in the consolidated statement of condition:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $209,552    $186,927
Service cost................................................    10,572       8,861
Interest cost...............................................    14,791      13,058
Actuarial (gains) losses....................................   (29,274)      6,960
Obligations assumed through acquisitions....................     5,276          -0-
Benefit payments............................................   (11,801)     (6,254)
                                                              --------    --------
Projected benefit obligation, end of year...................  $199,116    $209,552
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $226,823    $211,196
Actual return on plan assets................................    30,059      10,753
Assets assumed through acquisitions.........................     7,465          -0-
Company contributions.......................................     4,634      11,128
Benefit payments............................................   (11,801)     (6,254)
                                                              --------    --------
Fair value of plan assets, end of year......................  $257,180    $226,823
                                                              --------    --------
Funded status of plan.......................................  $ 58,064    $ 17,271
Unrecognized net actuarial (gain) loss......................   (20,872)     15,908
Unamortized prior service cost..............................    (4,406)     (2,870)
                                                              --------    --------
Prepaid pension cost........................................  $ 32,786    $ 30,309
                                                              ========    ========

     Net pension cost included the following components:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1999       1998        1997
                                                        --------   ---------   --------
                                                                (IN THOUSANDS)
Service cost-benefits earned during the period........  $ 10,572   $   8,861   $  7,866
Interest cost on projected benefit obligation.........    14,791      13,058     11,906
Expected (return) on plan assets......................   (22,026)    (17,455)   (31,384)
Net (deferral) amortization...........................    (1,146)       (844)    15,183
                                                        --------   ---------   --------
Net periodic pension expense..........................  $  2,191   $   3,620   $  3,571
                                                        ========   =========   ========

     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.00% and 4.50%, respectively, at December 31, 1999; 7.00% and 4.50%, respectively, at December 31, 1998; and 7.50% and 4.50%, respectively, at December 31, 1997. The expected long-term rate of return on plan assets was 9.5% at December 31, 1999 and 9.0% in 1998 and 1997.

     Contributions to employee profit sharing plans totaled $24,300,000, $23,764,000 and $21,016,000 for 1999, 1998 and 1997, respectively.

     The 1999 contribution to the employee stock ownership plan totaled $2,700,000, compared to $2,650,000 in 1998, and $2,950,000 in 1997.
Contributions are used to purchase Regions common stock for the benefit of participating employees.

     Contributions to the employee stock purchase plan in 1999, 1998 and 1997 were $2,171,000, $1,838,000 and $1,516,000, respectively.

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

     The following table sets forth the plan's funded status and amounts recognized in the consolidated statement of condition:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
                                                                 (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $  16,944   $  9,803
Service cost................................................      1,234        892
Interest cost...............................................      1,219        962
Actuarial (gains) losses....................................     (4,037)     5,764
Acquisitions................................................        839         -0-
Benefit payments............................................       (705)      (477)
                                                              ---------   --------
Projected benefit obligation, end of year...................  $  15,494   $ 16,944

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $     159   $     -0-
Actual return on plan assets................................         -0-        -0-
Company contributions.......................................        729        636
Benefit payments............................................       (706)      (477)
                                                              ---------   --------
Fair value of plan assets, end of year......................  $     182   $    159
                                                              ---------   --------
Funded status of plan.......................................  $ (15,312)  $(16,785)
Recognized net actuarial loss...............................      4,856      8,645
                                                              ---------   --------
Accrued postretirement benefit cost.........................  $ (10,456)  $ (8,140)
                                                              =========   ========

     Net periodic postretirement benefit cost included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Service cost-benefits earned during the period..............  $1,234   $  892   $  381
Interest cost on benefit obligation.........................   1,219      962      681
Net amortization............................................     591      590      590
Recognized (gain)...........................................      -0-    (114)    (324)
                                                              ------   ------   ------
Net periodic postretirement benefit cost....................  $3,044   $2,330   $1,328
                                                              ======   ======   ======

     The assumed health care cost trend rate was 8.6% for 2000 and is assumed to decrease gradually to 5.1% by 2007 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1999, by $1,509,678 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1999 by $315,592. Decreasing the assumed health care cost trend rates by one percentage in each year would decrease the accumulated postretirement benefit obligation at December 31, 1999, by $1,332,288 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1999 by $272,590. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.00% at December 31, 1999, and 7.00% at December 31, 1998.

NOTE K.  LEASES

     Rental expense for all leases amounted to approximately $16,523,000, $19,537,000 and $14,828,000 for 1999, 1998 and 1997, respectively. The approximate future minimum rental commitments as of December 31, 1999, for all noncancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

                                                              EQUIPMENT   PREMISES    TOTAL
                                                              ---------   --------   -------
                                                                      (IN THOUSANDS)
2000........................................................   $  704     $12,208    $12,912
2001........................................................      459      10,724     11,183
2002........................................................      283       8,645      8,928
2003........................................................      204       6,982      7,186
2004........................................................       50       5,650      5,700
2005-2009...................................................       29      16,725     16,754
2010-2014...................................................       -0-     10,251     10,251
2015-2019...................................................       -0-      3,156      3,156
2020-End....................................................       -0-      3,600      3,600
                                                               ------     -------    -------
          Total.............................................   $1,729     $77,941    $79,670
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

     Loan commitments totaled $7.4 billion at December 31, 1999, and $5.9 billion at December 31, 1998. Standby letters of credit were $602.6 million at December 31, 1999, and $492.3 million at December 31, 1998. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $46.6 million at December 31, 1999, and $21.0 million at December 31, 1998.

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

     Forward contracts represent commitments to sell money market instruments at a future date at a specified price or yield. These contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The amount of hedging gains and losses deferred, which is reflected in gains and losses on mortgage loans held for sale as realized, was not material to the results of operations for the years ended December 31, 1999, 1998 or 1997. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. The gross contract amount of forward contracts, which totaled $158 million and $265 million at December 31, 1999, and 1998, respectively, represents the extent of Regions' involvement. However, those amounts significantly exceed the future cash requirements, as the Company intends to close out open positions prior to settlement, and thus is subject only to the change in the value of the instruments. The gross amount of contracts represents the Company's maximum exposure to credit risk.

     The Company utilizes put and call option contracts to hedge mortgage loan originations in process. Option contracts represent rights to purchase or sell securities or other money market instruments at a specified price and within a specified period of time at the option of the holder. There were no option contracts outstanding as of December 31, 1999 or December 31, 1998. The commitment fees paid for option contracts reflect the maximum exposure to the Company.

     Foreign currency exchange contracts involve the trading of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to facilitate the management of fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $24 million and $75 million at December 31, 1999 and 1998, respectively. The Company is subject to the risk that another party will fail to perform and the gross amount of the contracts represents the Company's maximum exposure to credit risk.

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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                          DECEMBER 31, 1999           DECEMBER 31, 1998
                                      -------------------------   -------------------------
                                                     ESTIMATED                   ESTIMATED
                                       CARRYING        FAIR        CARRYING        FAIR
                                        AMOUNT         VALUE        AMOUNT         VALUE
                                      -----------   -----------   -----------   -----------
                                                         (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.........  $ 1,459,496   $ 1,459,496   $ 1,852,947   $ 1,852,947
  Interest-bearing deposits in other
     banks..........................        9,653         9,653       143,965       143,965
  Investment securities.............    4,054,279     3,934,047     3,125,114     3,166,446
  Securities available for sale.....    6,858,765     6,858,765     4,844,023     4,844,023
  Trading account assets............       14,543        14,543        49,387        49,387
  Mortgage loans held for sale......      567,131       567,131       927,668       927,668
  Loans, net (excluding leases).....   27,448,765    27,531,111    23,835,842    24,503,246
Financial liabilities:
  Deposits..........................   29,989,094    29,929,116    28,350,066    28,435,116
  Short-term borrowings.............    7,624,985     7,624,985     4,496,728     4,496,728
  Long-term borrowings..............    1,750,861     1,635,304       571,040       572,753
Off-balance-sheet instruments:
  Loan commitments..................           -0-      (69,176)           -0-      (53,884)
  Standby letters of credit.........           -0-       (9,039)           -0-       (7,385)
  Commercial letters of credit......           -0-         (117)           -0-          (53)

NOTE O.  OTHER INCOME AND EXPENSE

     Other income consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Fees and commissions...................................  $ 49,357   $ 52,073   $ 48,722
Insurance premiums and commissions.....................    13,432     10,231      6,533
Trading account income.................................    29,977     21,915     14,069
Gain on sale of mortgage servicing rights..............     7,526        839         -0-
Divestiture of banking interest........................    18,399         -0-    25,084
Other miscellaneous income.............................    66,754     44,520     22,904
                                                         --------   --------   --------
          Total........................................  $185,445   $129,578   $117,312
                                                         ========   ========   ========

     Other expense consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Stationery, printing and supplies......................  $ 20,533   $ 20,625   $ 15,581
Advertising and business development...................    22,052     20,084     18,247
Postage and freight....................................    20,503     18,727     19,228
Telephone..............................................    26,951     24,480     16,870
Legal and other professional fees......................    32,374     20,423     18,943
Other non-credit losses................................    30,872     34,426     14,905
Outside computer services..............................    24,078     17,433     16,787
Amortization of mortgage servicing rights..............    35,195     31,832     25,923
Amortization of excess purchase price..................    23,995     19,776     17,859
Loss on sale of mortgages by affiliate mortgage
  companies............................................     9,521     13,981      2,892
Other miscellaneous expenses...........................   126,475     94,786    130,340
                                                         --------   --------   --------
          Total........................................  $372,549   $316,573   $297,575
                                                         ========   ========   ========

NOTE P.  INCOME TAXES

     At December 31, 1999, Regions has net operating loss carryforwards for federal tax purposes of $10.9 million that expire in years 2003 through 2011. These carryforwards resulted from various acquired financial institutions. For financial reporting purposes, a valuation allowance of approximately $2.8 million has been recognized to offset a portion of the deferred tax asset related to those carry forwards and certain temporary differences.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Regions' deferred tax assets and liabilities as of December 31, 1999 and 1998 are listed below.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Loan loss allowance.......................................  $105,386   $100,481
  Net operating loss carryforwards..........................     3,770      6,778
  Mark-to-market securities available for sale..............    75,988         -0-
  Other.....................................................    65,171     62,673
                                                              --------   --------
          Total deferred tax assets.........................   250,315    169,932
Deferred tax liabilities:
  Tax over book depreciation................................    11,191      7,944
  Accretion of bond discount................................    10,905      9,707
  Direct lease financing....................................    31,226     30,772
  Pension...................................................    10,442     13,513
  Mark-to-market securities available for sale..............        -0-    12,854
  Originated mortgage servicing rights......................    16,140     11,750
  Other.....................................................    33,485     25,091
                                                              --------   --------
          Total deferred tax liabilities....................   113,389    111,631
                                                              --------   --------
Net deferred tax assets before valuation allowance..........   136,926     58,301
Valuation allowance.........................................    (2,802)    (2,802)
                                                              --------   --------
Net deferred tax asset......................................  $134,124   $ 55,499
                                                              ========   ========

     Applicable income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the reasons below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Tax on income computed at statutory federal income tax
  rate......................................................  $274,759   $222,356   $208,163
Increases (decreases) in taxes resulting from:
  Obligations of states and political subdivisions:
     Tax exempt income......................................   (15,634)   (15,571)   (17,007)
  State income tax, net of federal tax benefit..............     2,605      7,818      7,662
  Other, net................................................    (2,090)    (1,013)    (1,596)
                                                              --------   --------   --------
          Total.............................................  $259,640   $213,590   $197,222
Effective Tax Rate..........................................      33.1%      33.6%      33.2%

     The provisions for income taxes in the consolidated statements of income are summarized below. Included in these amounts are income taxes of $56,000, $2,644,000, and $187,000 in 1999, 1998 and 1997, respectively, related to securities transactions.

                                                              CURRENT     DEFERRED     TOTAL
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
1999
Federal...................................................    $245,573    $10,059     $255,632
State.....................................................       3,850        158        4,008
                                                              --------    -------     --------
          Total...........................................    $249,423    $10,217     $259,640
                                                              ========    =======     ========
1998
Federal...................................................    $196,296    $ 5,267     $201,563
State.....................................................      11,713        314       12,027
                                                              --------    -------     --------
          Total...........................................    $208,009    $ 5,581     $213,590
                                                              ========    =======     ========
1997
Federal...................................................    $186,587    $(1,983)    $184,604
State.....................................................      13,496       (878)      12,618
                                                              --------    -------     --------
          Total...........................................    $200,083    $(2,861)    $197,222
                                                              ========    =======     ========

NOTE Q.  BUSINESS COMBINATIONS

     During 1999 Regions completed the following business combinations:

                                            HEADQUARTERS                       ACCOUNTING
DATE      COMPANY                             LOCATION         TOTAL ASSETS    TREATMENT
----      -------                           ------------      --------------   ----------
                                                              (IN THOUSANDS)
January   Meigs County Bancshares, Inc.  Decatur, Tennessee      $114,407       Pooling
January   VB&T Bancshares Corporation    Valdosta, Georgia         75,733       Pooling
January   Bullsboro BancShares, Inc.     Newnan, Georgia          100,682       Pooling
March     Arkansas Banking Company       Jonesboro, Arkansas      354,981       Purchase
December  Minden Bancshares, Inc.        Minden, Louisiana        318,955       Purchase

     The total consideration paid for these business combinations was approximately 5.9 million shares of Regions' common stock (including treasury stock reissued) valued at $190 million. Total intangible assets recorded in connection with the purchase transactions totaled approximately $63 million.

     During 1998 Regions completed the following additional business combinations:

                                                        HEADQUARTERS                       ACCOUNTING
  DATE     COMPANY                                        LOCATION         TOTAL ASSETS    TREATMENT
  ----     -------                                      ------------      --------------   ----------
                                                                          (IN THOUSANDS)
February   Greenville Financial Corporation          Greenville, South       $141,294      Pooling
                                                       Carolina
March      St. Mary Holding Corporation              Franklin, Louisiana      111,498      Pooling
March      Key Florida Bancorp, Inc.                 Bradenton, Florida       204,435      Pooling
August     Village Bankshares, Inc.                  Tampa, Florida           211,469      Pooling
August     Jacobs Bank                               Scottsboro, Alabama      185,939      Pooling
September  Etowah Bank                               Canton, Georgia          409,139      Pooling
September  First Community Banking Services, Inc.    Peachtree City,          124,762      Pooling
                                                       Georgia
September  Branches of First Union National Bank     Valdosta, Georgia        108,913      Purchase
November   EFC Holdings Corporation                  Charlotte, North          63,147      Purchase
                                                       Carolina
December   St. James Bancorporation, Inc.            Lutcher, Louisiana       171,572      Purchase

     Because certain of the 1999 and 1998 business combinations were accounted for as purchases, Regions' consolidated financial statements include the results of operations of those companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis, as if all the above companies had been acquired on January 1, 1998. The pro forma summary information does not necessarily reflect the results of operations that would have occurred, if the acquisitions had occurred at the beginning of the periods presented, or of results which may occur in the future.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                                                    (UNAUDITED)
Interest income.............................................  $2,879,033   $2,681,682
Interest expense............................................   1,442,140    1,320,271
                                                              ----------   ----------
  Net interest income.......................................   1,436,893    1,361,411
Provision for loan losses...................................     116,088       64,417
Non-interest income.........................................     540,871      505,985
Non-interest expense........................................   1,078,477    1,160,245
                                                              ----------   ----------
  Income before income taxes................................     783,199      642,734
Applicable income taxes.....................................     259,659      217,673
                                                              ----------   ----------
Net income..................................................  $  523,540   $  425,061
                                                              ==========   ==========
Net income per share........................................       $2.36        $1.92
Net income per share, diluted...............................        2.34         1.88

     The following chart summarizes the assets acquired and liabilities assumed in connection with business combinations, excluding the First Commercial and other pooled companies business combinations, in 1999 and 1998.

                                                                1999        1998
                                                              --------   ----------
                                                                 (IN THOUSANDS)
Cash and due from banks.....................................  $114,549   $  245,610
Investment securities.......................................     5,982       72,514
Securities available for sale...............................   213,672      331,158
Loans, net..................................................   566,821    1,304,507
Other assets................................................    63,734       86,741
Deposits....................................................   843,422    1,822,795
Borrowings..................................................    25,788       55,320
Other liabilities...........................................     5,598      101,872

     As of December 31, 1999, Regions had the following pending business combination:

                                                 APPROXIMATE
                                               ----------------                          ANTICIPATED
                                               ASSET                                     ACCOUNTING
INSTITUTION                                    SIZE    VALUE(1)      CONSIDERATION        TREATMENT
-----------                                    -----   --------      -------------       -----------
                                                (IN MILLIONS)
LCB Corporation, located in Fayetteville,
  Tennessee..................................  $175      $47      Regions Common Stock    Purchase

---------------

(1) Computed as of the date of announcement of the transaction.

     In January 2000, the Company consummated the LCB transaction, with the issuance of approximately 1.2 million shares of common stock. This transaction generated approximately $12.3 million of excess purchase price.

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

     The following table presents financial information as reported by Regions, First Commercial, other pooled companies (First State, First United, and PALFED) and on a combined basis. In 1998, prior to consummation of First Commercial and the other pooled companies, First Commercial contributed $171.8 in net interest income and $72.3 million to net income and the other pooled companies contributed $11.9 million in net interest income and $3.8 million to net income.

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1997
                                                              -----------------------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Net interest income:
  Regions...................................................        $  828,881
  First Commercial..........................................           282,968
  Other pooled companies....................................            67,359
  Combined..................................................        $1,179,208
Net income:
  Regions...................................................        $  299,692
  First Commercial..........................................           100,059
  Other pooled companies....................................            (2,222)
  Combined..................................................        $  397,529
Net income per common share:
  Regions...................................................        $     2.20
  Combined..................................................              1.89
Net income per common share -- diluted:
  Regions...................................................        $     2.15
  Combined..................................................              1.86

NOTE R.  STOCK OPTION AND LONG-TERM INCENTIVE PLANS

     Regions has stock option plans for certain key employees that provide for the granting of options to purchase up to 5,720,000 (excluding options assumed in connection with acquisitions) shares of Regions' common stock. The terms of options granted are determined by the personnel committee of the Board of Directors; however, no options may be granted after ten years from the plans' adoption and no options may be exercised beyond ten years from the date granted. The option price per share of incentive stock options can not be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options may be less than the fair market value of the common stock on the date of the grant. The plans also permit the granting of stock appreciation rights to holders of stock options. Stock appreciation rights were attached to 81,755; 116,713 and 134,956 of the shares under option at December 31, 1999, 1998 and 1997, respectively.

     Regions' long-term incentive plan provides for the granting of up to 10,000,000 shares of common stock in the form of stock options, stock appreciation rights, performance awards or restricted stock awards. The terms of stock options granted under the long-term incentive plan are generally subject to the same terms as options granted under Regions' stock option plans. A maximum of 3,000,000 shares of restricted stock and 5,000,000 shares of performance awards may be granted. During 1999 and 1998, Regions granted 700 and 199,506 shares, respectively, as restricted stock and during 1999, 1998, and 1997, granted 411,372; 311,393 and 211,350 shares, respectively, as performance awards. Grantees of restricted stock must remain employed with Regions for certain periods from the date of the grant at the same or a higher level in order for the shares to be released. However, during this period the grantee is eligible to receive dividends and exercise voting privileges on such restricted shares. In 1999, 1998, and 1997, 150,384; 99,013 and 179,314 restricted shares, respectively, were released. Issuance of performance shares is dependent upon achievement of certain performance criteria and is, therefore, deferred until the end of the performance period. In 1999 and 1998,

199,091 and 264,540 performance shares, respectively, were issued. Total expense for restricted stock was $2,117,000 in 1999, $2,693,000 in 1998, and $2,969,000
in 1997. Total expense for performance shares was $3,274,000 in 1999, $18,424,000 in 1998, and $20,927,000 in 1997.

     In connection with the business combinations with Meigs County Bancshares, Inc., VB&T Bancshares Corporation, Bullsboro BancShares, Inc., Arkansas Banking Company and Minden Bancshares, Inc. in 1999, Regions assumed stock options, which were previously granted by those companies and converted those options, based on the appropriate exchange ratio, into options to acquire Regions' common stock. The common stock for such options has been registered under the Securities Act of 1933 by Regions and is not included in the maximum number of shares that may be granted by Regions under its existing stock option plans.

     Stock option activity (including assumed options) over the last three years is summarized as follows:

                                                                                  WEIGHTED
                                                                    OPTION        AVERAGE
                                                 SHARES UNDER       PRICE         EXERCISE
                                                    OPTION        PER SHARE        PRICES
                                                 ------------   --------------    --------
Balance at January 1, 1997.....................    6,724,748    $3.31 -- 22.44     $14.37
  Options assumed through acquisitions.........      417,873     2.64 -- 20.31       9.73
  Granted......................................      975,538    22.94 -- 38.75      33.71
  Exercised....................................   (1,453,529)    2.64 -- 22.44      11.05
  Canceled.....................................      (81,954)    7.43 -- 26.06      15.10
                                                  ----------
Outstanding at December 31, 1997...............    6,582,676    $3.39 -- 38.75     $17.44
  Options assumed through acquisitions.........      281,891     5.50 -- 33.72      11.77
  Granted......................................    1,150,257    39.47 -- 41.38      41.17
  Exercised....................................   (1,166,575)    3.39 -- 36.42      12.17
  Canceled.....................................      (64,797)    9.03 -- 41.34      28.82
                                                  ----------
Outstanding at December 31, 1998...............    6,783,452    $3.39 -- 41.38     $22.05
  Options assumed through acquisitions.........      498,625     6.06 -- 17.81       9.83
  Granted......................................    1,242,172    34.66 -- 37.47      35.67
  Exercised....................................   (1,292,088)    3.39 -- 37.85      12.61
  Canceled.....................................      (94,632)    8.01 -- 41.34      29.47
                                                  ----------
Outstanding at December 31, 1999...............    7,137,529    $4.35 -- 41.38     $25.16
                                                  ==========
  Exercisable at December 31, 1999.............    5,681,014    $4.35 -- 41.38     $23.06

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

                                                                1999       1998       1997
                                                              --------   --------   --------
Pro forma net income ($000's)...............................  $520,625   $412,701   $395,171
Pro forma net income per share..............................     $2.35      $1.87      $1.88
Pro forma net income per share, diluted.....................      2.32       1.84       1.85

     Regions' options outstanding have a weighted average contractual life of
6.5 years. The weighted average fair value of options granted was $6.63 in 1999, $8.77 in 1998 and $7.82 in 1997. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999: expected dividend yield of 4.0%; expected option life of 5 years; expected volatility of 20.7%; and a risk free interest rate of 6.3%. The 1998 assumptions used in the model included: expected dividend yield of 2.3%; expected option life of 5 years; expected volatility of 19.3%; and a risk free interest rate of 4.5%. The 1997 assumptions were: expected dividend yield of 2.2%; expected option life of 5 years; expected volatility of 19.7%; and a risk free interest rate of 5.7%.

     Since the exercise price of the Company's employee stock options equals the market price of underlying stock on the date of grant, no compensation expense is recognized.

     The effects of applying Statement 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

NOTE S.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Presented below are condensed financial statements of Regions Financial
Corporation:

STATEMENTS OF CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash due from banks.........................................  $  122,457   $   15,490
Loans to subsidiaries.......................................       6,200       61,100
Investment securities.......................................       3,914        3,929
Securities available for sale...............................          56           -0-
Premises and equipment......................................      13,183       10,778
Investment in subsidiaries:
  Banks.....................................................   3,124,962    2,995,219
  Non-banks.................................................     112,382      196,120
                                                              ----------   ----------
                                                               3,237,344    3,191,339
Other assets................................................      36,257       47,938
                                                              ----------   ----------
                                                              $3,419,411   $3,330,574
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper............................................  $   56,750   $   56,750
Long-term borrowings........................................     213,446      220,173
Other liabilities...........................................      84,103       53,250
                                                              ----------   ----------
Total liabilities...........................................     354,299      330,173
Stockholders' equity:
  Common stock..............................................     137,897      138,316
  Surplus...................................................   1,022,825    1,147,357
  Undivided profits.........................................   1,909,109    1,754,286
  Treasury stock............................................          -0-     (32,603)
  Unearned restricted stock.................................      (4,719)      (6,955)
                                                              ----------   ----------
          Total stockholders' equity........................   3,065,112    3,000,401
                                                              ----------   ----------
                                                              $3,419,411   $3,330,574
                                                              ==========   ==========

STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income:
  Dividends received from subsidiaries:
     Banks..................................................  $392,749   $246,164   $290,902
     Non-banks..............................................     3,000         -0-     3,000
                                                              --------   --------   --------
                                                               395,749    246,164    293,902
  Service fees from subsidiaries............................    32,826     91,647     46,847
  Interest from subsidiaries................................     3,694      3,622      5,158
  Other.....................................................    19,345      7,161     25,646
                                                              --------   --------   --------
                                                               451,614    348,594    371,553
Expenses:
  Salaries and employee benefits............................    14,216     54,794     34,706
  Interest..................................................    21,556     20,783     23,829
  Net occupancy expense.....................................     1,167      1,946        857
  Furniture and equipment expense...........................     1,339      4,111        654
  Legal and other professional fees.........................     7,326      8,979      3,526
  Amortization of excess purchase price.....................    15,098     11,412     10,892
  Other expenses............................................     8,757      7,286     27,372
                                                              --------   --------   --------
                                                                69,459    109,311    101,836
Income before income taxes and equity in undistributed
  earnings of subsidiaries..................................   382,155    239,283    269,717
Applicable income taxes (credit)............................      (694)    (1,804)    (3,153)
                                                              --------   --------   --------
Income before equity in undistributed earnings of
  subsidiaries..............................................   382,849    241,087    272,870
Equity in undistributed earnings of subsidiaries:
  Banks.....................................................   138,787    169,689    119,141
  Non-banks.................................................     3,750     10,936      5,518
                                                              --------   --------   --------
                                                               142,537    180,625    124,659
                                                              --------   --------   --------
          Net Income........................................  $525,386   $421,712   $397,529
                                                              ========   ========   ========

     Aggregate maturities of long-term borrowings in each of the next five years for the parent company only are as follows: $630,000 in 2000; $25,660,000 in 2001; $75,690,000 in 2002; $710,000 in 2003; and $100,850,000 in 2004. Standby
letters of credit issued by the parent company totaled $7.6 million at December 31, 1999. This amount is included in total standby letters of credit disclosed in Note L.

STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net income................................................  $ 525,386   $ 421,712   $ 397,529
  Adjustments to reconcile net cash provided by operating
     activities:
     Equity in undistributed earnings of subsidiaries.......   (142,537)   (180,625)   (124,659)
     Provision for depreciation and amortization............     18,636      17,409      16,551
     Increase (decrease) in other liabilities...............    104,491     (32,424)      5,944
     Loss on sale of premises and equipment.................         93          44          -0-
     (Increase) in other assets.............................     (3,417)    (17,069)    (18,842)
     Stock issued to employees under incentive plan.........      4,959      14,717      10,971
     Other..................................................         -0-         -0-        588
                                                              ---------   ---------   ---------
     Net cash provided by operating activities..............    507,611     223,764     288,082
Investing activities:
  Investment in subsidiaries................................     18,525     103,138     (72,480)
  Principal payments (advances) on loans to subsidiaries....     54,900      (1,103)        508
  Sale of subsidiaries......................................         -0-         -0-     26,127
  Sale and purchases of premises and equipment..............     (3,778)      3,368      (3,437)
  Maturity (purchase) of investment securities..............         15      34,519     (30,802)
  Purchase of available for sale securities.................        (56)         -0-         -0-
                                                              ---------   ---------   ---------
  Net cash provided (used) by investing activities..........     69,606     139,922     (80,084)
Financing activities:
  Increase in commercial paper borrowings...................         -0-      4,000      12,383
  Cash dividends............................................   (221,928)   (191,643)   (149,533)
  Purchase of treasury stock................................   (255,271)   (181,651)    (45,224)
  Proceeds from long-term borrowings........................      6,701       4,500       8,743
  Principal payments on long-term borrowings................    (13,428)    (10,120)    (16,491)
  Net (decrease) in short-term borrowings...................         -0-         -0-    (31,850)
  Proceeds from issuance of common stock....................         -0-         -0-      2,417
  Exercise of stock options.................................     13,676       8,416       3,150
                                                              ---------   ---------   ---------
  Net cash (used) by financing activities...................   (470,250)   (366,498)   (216,405)
                                                              ---------   ---------   ---------
  Increase (decrease) in cash and cash equivalents..........    106,967      (2,812)     (8,407)
  Cash and cash equivalents at beginning of year............     15,490      18,302      26,709
                                                              ---------   ---------   ---------
  Cash and cash equivalents at end of year..................  $ 122,457   $  15,490   $  18,302
                                                              =========   =========   =========

NOTE T.  REGULATORY CAPITAL REQUIREMENTS

     Regions and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 1999, the most recent notification from federal banking agencies categorized Regions and its significant subsidiaries as "well capitalized" under the regulatory framework.

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

     Regions' and its most significant subsidiaries' capital levels at December 31, 1999 and 1998, exceeded the "well capitalized" levels, as shown below:

                                                          DECEMBER 31, 1999       TO BE
                                                          ------------------      WELL
                                                            AMOUNT     RATIO   CAPITALIZED
                                                          ----------   -----   -----------
                                                                   (IN THOUSANDS)
Tier I Capital:
  Regions Financial Corporation.........................  $2,791,191    9.51%      6.00%
  Regions Bank..........................................   2,917,543    9.79       6.00
Total Capital:
  Regions Financial Corporation.........................  $3,351,098   11.42%     10.00%
  Regions Bank..........................................   3,298,864   11.07      10.00
Leverage:
  Regions Financial Corporation.........................  $2,791,191    6.95%      5.00%
  Regions Bank..........................................   2,917,543    7.11       5.00

                                                          DECEMBER 31, 1998       TO BE
                                                          ------------------      WELL
                                                            AMOUNT     RATIO   CAPITALIZED
                                                          ----------   -----   -----------
                                                                   (IN THOUSANDS)
Tier I Capital:
  Regions Financial Corporation.........................  $2,625,312   10.26%      6.00%
  Regions Bank..........................................   2,580,689   10.73       6.00
Total Capital:
  Regions Financial Corporation.........................  $3,115,724   12.17%     10.00%
  Regions Bank..........................................   2,877,925   11.97      10.00
Leverage:
  Regions Financial Corporation.........................  $2,625,312    7.40%      5.00%
  Regions Bank..........................................   2,580,689    7.37       5.00

NOTE U.  MERGER AND CONSOLIDATION EXPENSES

     In 1998, Regions incurred a pre-tax, non-recurring merger and consolidation charge of $121.4 million related primarily to the merger of First Commercial and four other institutions with Regions. The charge, recognized in the third ($114.7 million) and fourth ($6.7 million) quarters, consisted primarily of employee-related obligations ($33.6 million), elimination of duplicate facilities, obsolete equipment and other assets ($47.6 million), contract terminations ($6.0 million), costs to exit certain lines of business ($5.1 million), and professional fees and contractual payments associated with the mergers ($29.1 million). During 1998, merger-and consolidation-related costs incurred or charged against the accrual totaled $117.0 million, resulting in a balance in merger and consolidation accrual of $4.4 million at December 31, 1998, which is primarily associated with certain employee related obligations. These employee-related obligations were paid out in early 1999, resulting in the merger and consolidation accrual being reduced to zero.

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

NOTE V.  EARNINGS PER SHARE

     The following table sets forth the computation of basic net income per share and diluted net income per share.

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                   (IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Numerator:
  For basic net income per share and diluted net income per
     share, net income......................................  $525,386   $421,712   $397,529
                                                              ========   ========   ========
Denominator:
  For basic net income per share --
     Weighted average shares outstanding....................   221,617    220,114    209,781
Effect of dilutive securities:
  Stock options.............................................     2,138      2,951      3,023
  Performance shares........................................       212        716        946
                                                              --------   --------   --------
                                                                 2,350      3,667      3,969
                                                              --------   --------   --------
For diluted net income per share............................   223,967    223,781    213,750
                                                              ========   ========   ========
Basic net income per share..................................  $   2.37   $   1.92   $   1.89
                                                              ========   ========   ========
Diluted net income per share................................      2.35       1.88       1.86
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

                                                                                                       MORTGAGE
                         CENTRAL       NORTH      NORTHEAST      SOUTH      SOUTHWEST       WEST       BANKING
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS)
1999
Net interest income...  $  201,436   $  117,464   $  215,336   $  179,907   $  194,262   $  258,789   $   88,653
Provision for loan
 loss.................      16,211        7,957       16,116       12,456       14,013       17,201       21,466
Non-interest income...      60,482       30,864       53,787       63,890       51,290       68,428      142,375
Non-interest
 expense..............     106,560       61,721      117,905       90,973      106,918      148,157      132,684
Income taxes
 (benefit)............      55,748       31,459       54,312       56,620       50,200       64,631       36,990
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
 Net income...........  $   83,399   $   47,191   $   80,790   $   83,748   $   74,421   $   97,228   $   39,888
                        ==========   ==========   ==========   ==========   ==========   ==========   ==========
Average assets........  $4,352,455   $2,917,670   $4,385,657   $4,167,355   $4,827,989   $5,545,436   $6,329,384
1998
Net interest income...  $  194,509   $  102,289   $  198,095   $  170,023   $  182,054   $  242,773   $   50,435
Provision for loan
 loss.................       9,144        3,940        8,344        6,878        7,715       10,005        8,909
Non-interest income...      49,832       27,088       44,573       50,989       42,624       57,428      146,407
Non-interest
 expense..............     106,911       55,333      116,781       89,359      103,764      143,519      142,709
Income taxes
 (benefit)............      48,147       26,810       45,369       45,063       43,511       55,708       20,456
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
 Net income (loss)....  $   80,139   $   43,294   $   72,174   $   79,712   $   69,688   $   90,969   $   24,768
                        ==========   ==========   ==========   ==========   ==========   ==========   ==========
Average assets........  $4,369,141   $2,617,801   $4,102,434   $4,137,530   $4,499,761   $6,034,299   $4,135,151
1997
Net interest income...  $  174,559   $   86,469   $  162,324   $  141,100   $  149,054   $  231,700   $   19,799
Provision for loan
 loss.................      14,828        5,951       12,329       10,517        9,858       23,321       11,025
Non-interest income...      47,073       22,162       38,322       45,472       33,618       46,831      139,278
Non-interest
 expense..............     110,985       49,942      102,674       88,592       85,379      146,324      102,439
Income taxes
 (benefit)............      38,611       21,284       34,783       33,208       34,763       49,463       21,221
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
 Net income...........  $   57,208   $   31,454   $   50,860   $   54,255   $   52,672   $   59,423   $   24,392
                        ==========   ==========   ==========   ==========   ==========   ==========   ==========
Average assets........  $3,950,675   $2,224,756   $3,217,231   $3,560,545   $3,726,562   $5,705,377   $2,792,081

                                        TOTAL
                          OTHER        COMPANY
                        ----------   -----------
                             (IN THOUSANDS)
1999
Net interest income...  $  170,008   $ 1,425,855
Provision for loan
 loss.................       8,238       113,658
Non-interest income...      66,025       537,141
Non-interest
 expense..............     299,394     1,064,312
Income taxes
 (benefit)............     (90,320)      259,640
                        ----------   -----------
 Net income...........  $   18,721   $   525,386
                        ==========   ===========
Average assets........  $7,081,986   $39,607,932
1998
Net interest income...  $  184,640   $ 1,324,818
Provision for loan
 loss.................       5,570        60,505
Non-interest income...      55,756       474,697
Non-interest
 expense..............     345,332     1,103,708
Income taxes
 (benefit)............     (71,474)      213,590
                        ----------   -----------
 Net income (loss)....  $  (39,032)  $   421,712
                        ==========   ===========
Average assets........  $4,160,924   $34,057,041
1997
Net interest income...  $  214,203   $ 1,179,208
Provision for loan
 loss.................       1,834        89,663
Non-interest income...      34,226       406,982
Non-interest
 expense..............     215,441       901,776
Income taxes
 (benefit)............     (36,111)      197,222
                        ----------   -----------
 Net income...........  $   67,265   $   397,529
                        ==========   ===========
Average assets........  $4,361,359   $29,538,586

NOTE X. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Deferral of Effective Date of Statement of Financial Accounting Standards No. 133" (Statement 137). Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (Statement 133) requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Statement 133, deferred by Statement 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Regions continues evaluating the impact of Statement 133 on its financial position and results of operations.

NOTE Y. SUBSEQUENT EVENTS -- SALE OF CREDIT CARD PORTFOLIO

     In March 2000, Regions announced the sale of its credit card portfolio with balances totaling approximately $300 million. This transaction is expected to result in a pre-tax gain of approximately $67 million.

NOTE Z. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS, COMMON STOCK MARKET PRICES
        AND DIVIDENDS (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                        -----------------------------------------
                                                        MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                        --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Total interest income.................................  $666,441   $698,136   $731,986   $758,123
Total interest expense................................   323,844    335,870    371,538    397,579
                                                        --------   --------   --------   --------
  Net interest income.................................   342,597    362,266    360,448    360,544
  Provision for loan losses...........................    20,738     23,944     30,707     38,269
                                                        --------   --------   --------   --------
Net interest income after provision for loan losses...   321,859    338,322    329,741    322,275
Total non-interest income, excluding securities
  gains...............................................   143,099    121,769    133,269    138,844
Securities gains......................................        16         22          3        119
Total non-interest expense............................   262,575    260,224    265,220    276,293
Income taxes..........................................    73,019     63,900     66,835     55,886
                                                        --------   --------   --------   --------
Net income............................................  $129,380   $135,989   $130,958   $129,059
                                                        ========   ========   ========   ========
Per share:
  Net income..........................................       .58        .61        .59        .59
  Net income, diluted.................................       .57        .60        .59        .59
  Cash dividends declared.............................       .25        .25        .25        .25
  Market price:
     Low..............................................   34 9/16     34 3/8     29 5/8    23 3/16
     High.............................................    41 5/8     39 1/8         39   31 13/16
1998
Total interest income.................................  $628,097   $647,103   $657,306   $665,280
Total interest expense................................   301,777    314,952    331,518    324,721
                                                        --------   --------   --------   --------
Net interest income...................................   326,320    332,151    325,788    340,559
Provision for loan losses.............................    14,419     14,516     12,547     19,023
                                                        --------   --------   --------   --------
Net interest income after provision for loan losses...   311,901    317,635    313,241    321,536
Total non-interest income, excluding securities
  gains...............................................   108,253    118,405    114,177    126,860
Securities gains......................................       104      2,938         85      3,875
Total non-interest expense, excluding merger and
  consolidation expenses..............................   242,022    248,497    234,692    257,059
Merger and consolidation expenses.....................        -0-        -0-   114,728      6,710
Income taxes..........................................    61,172     64,124     26,799     61,495
                                                        --------   --------   --------   --------
Net income............................................  $117,064   $126,357   $ 51,284   $127,007
                                                        ========   ========   ========   ========
Per share:
  Net income..........................................       .53        .57        .23        .58
  Net income, diluted.................................       .52        .56        .23        .57
  Cash dividends declared.............................       .23        .23        .23        .23
  Market price:
     Low..............................................    37 3/4    38 7/16     32 5/8     28 7/8
     High.............................................    43 1/2     45 5/8   42 13/16   40 11/16

     Regions Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol RGBK. Market prices shown represent sales prices as reported in the Nasdaq Monthly Summary of Activity Report. At December 31, 1999, there were 53,338 shareholders of record of Regions Financial Corporation Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure between Registrant and Ernst & Young LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     All information presented under the captions "Information On Directors" and "Section 16 Transactions" of the Registrant's proxy statement to be dated approximately April 17, 2000, is incorporated by reference.

     Executive officers of the Registrant as of December 31, 1999, are as follows:

                                                                  POSITION AND
                                                                OFFICES HELD WITH                OFFICER
EXECUTIVE OFFICER                           AGE            REGISTRANT AND SUBSIDIARIES            SINCE
-----------------                           ---            ---------------------------           -------
J. Stanley Mackin.........................  67    Chairman and Director, Registrant and Regions    1983*
                                                    Bank;
Carl E. Jones, Jr.........................  59    Director, President and Chief Executive          1983*
                                                    Officer, Registrant and Regions Bank.
                                                    Director Regions Mortgage, Inc., Regions
                                                    Interstate Billing Service, Inc., and EFC
                                                    Holdings Corporation.
Richard D. Horsley........................  57    Vice Chairman, Director and Executive            1972
                                                    Financial Officer, Registrant and Regions
                                                    Bank; Director and Vice President, Regions
                                                    Agency, Inc., Regions Asset Management
                                                    Company, Inc. and RAMCO -- FL Holding,
                                                    Inc.; Director, Regions Life Insurance
                                                    Company, Regions Mortgage, Inc., and EFC
                                                    Holdings Corporation.
Sam P. Faucett............................  65    President/Southwest Region; Director, Regions    1983*
                                                    Bank and Regions Mortgage, Inc.
Jack Fleischauer..........................  51    President/West Region; Director, Regions         1999*
                                                    Bank.
Joe M. Hinds, Jr..........................  62    President/North Region; Director, Regions        1983*
                                                    Bank.
Wilbur B. Hufham..........................  62    President/South Region; Director, Regions        1983*
                                                    Bank. Director Regions Mortgage, Inc.
William E. Jordan.........................  65    President/Central Region; Director, Regions      1990*
                                                    Bank.
Peter D. Miller...........................  53    President/Northeast Region; Director, Regions    1996*
                                                    Bank.
William E. Askew..........................  50    Executive Vice President -- Retail Banking       1987
                                                    Division, Registrant and Regions Bank.
Robert P. Houston.........................  55    Executive Vice President and Comptroller,        1974
                                                    Registrant and Regions Bank; Director,
                                                    Secretary and Treasurer, Regions Life
                                                    Insurance Company and Regions Agency, Inc.;
                                                    Director and Vice President, Regions Asset
                                                    Management Company, Inc., RAMCO -- FL
                                                    Holding, Inc., Regions Assets Holding
                                                    Company, Inc., Regions Investment
                                                    Management Holding Company, Inc., Regions
                                                    Assets Company, Inc., Regions Licensing
                                                    Company, Inc., and Regions Investment
                                                    Management Company, Inc.

                                                                  POSITION AND
                                                                OFFICES HELD WITH                OFFICER
EXECUTIVE OFFICER                           AGE            REGISTRANT AND SUBSIDIARIES            SINCE
-----------------                           ---            ---------------------------           -------
E. Cris Stone.............................  57    Executive Vice President -- Corporate            1988
                                                    Banking, Registrant and Regions Bank;
                                                    Director and Vice President, Regions
                                                    Financial Leasing, Inc.; Director Regions
                                                    Interstate Billing Services, Inc.
Richard E. Wambsganss.....................  59    Executive Vice President -- Trust Group,         1987
                                                    Registrant and Regions Bank.
Samuel E. Upchurch Jr.....................  48    Executive Vice President, General Counsel and    1994
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

ITEM 11.  EXECUTIVE COMPENSATION

     All information presented under the caption "Executive Compensation and Other Transactions", excluding the information under the subheading "Compensation Committee Executive Compensation Report" of the Registrant's proxy statement to be dated approximately April 17, 2000, is incorporated herein by reference. All information presented under the caption "Executive Compensation Report", of the Registrant's proxy statement to be dated approximately April 17, 2000, is specifically not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All information presented under the captions "Voting Securities and Principal Holders Thereof" and "Information on Directors" of the Registrant's proxy statement to be dated approximately April 17, 2000, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All information presented under the caption "Other Transactions", of the Registrant's proxy statement to be dated approximately April 17, 2000, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     14(a)(1) and (2) Financial Statement Schedules.

     The following consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

     Report of Independent Auditors

     Consolidated Statements of Condition -- December 31, 1999 and 1998

     Consolidated Statements of Income -- Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements -- December 31, 1999

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

     14(a)(3) Listing of Exhibits:

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT
--------------                            ----------------------
      3.         --    Bylaws as last amended on March 17, 1999, incorporated
                       herein by reference from the Exhibits to the Registration
                       Statement filed with the Commission and assigned file number
                       333-86975.
                 --    Certificate of Incorporation as last amended on June 18,
                       1999, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission and
                       assigned file number 333-86975.
      4.         --    a. Subordinated Notes Indenture Agreement dated as of
                          December 1, 1992, incorporated by reference from the
                          Exhibits to the Registration Statement filed with the
                          Commission and assigned registration number 33-45714.
     10.         --    *a. Regions Amended and Restated 1991 Long-Term Incentive
                           Plan incorporated by reference from Exhibit B to the
                           Registrant's proxy statement filed with the Commission
                           and dated March 16, 1995.
                 --    *b. Regions Management Incentive Plan Amended and Restated
                           as of January 1, 1999, incorporated by reference from
                           Appendix B to the Registrant's proxy statement filed
                           with the Commission and dated April 7, 1999.
                 --    *c. Regions 1999 Long-Term Incentive Plan incorporated by
                           reference from Appendix C to the Registrant's proxy
                           statement filed with the Commission and dated April 7,
                           1999.

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT
--------------                            ----------------------
     21.         --    List of Subsidiaries of the Registrant.
     23.         --    Consent of Independent Auditors.
     24.1        --    Power of Attorney.
     27.         --    Financial Data Schedule (for SEC use only).

---------------

* Represents a compensatory plan agreement that is required to be filed under this item.

     14(b)Reports on Form 8-K filed in the fourth quarter of 1999: Report on Form 8-K, dated October 18, 1999, was filed under items 5 and 7 and related to the Registrant's results of operation for the quarter and nine months ended September 30, 1999.

     14(c)The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

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

                                          Date: 3/15/00

                                          By:     /s/ Robert P. Houston
                                            ------------------------------------
                                                     Robert P. Houston
                                                Executive Vice President and
                                                         Comptroller

                                          Date: 3/15/00

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                   DATE
                      ---------                                        -----                   ----

                *  J. Stanley Mackin                     Chairman and Director                3/15/00
-----------------------------------------------------
                  J. Stanley Mackin

                *  Carl E. Jones, Jr.                    Chief Executive Officer,             3/15/00
-----------------------------------------------------    President and Director
                 Carl E. Jones, Jr.

                *  Richard D. Horsley                    Vice Chairman, Executive             3/15/00
-----------------------------------------------------    Financial Officer and Director
                 Richard D. Horsley

                 *  Sheila S. Blair                                  Director                 3/15/00
-----------------------------------------------------
                   Sheila S. Blair

               *  James B. Boone, Jr.                                Director                 3/15/00
-----------------------------------------------------
                 James B. Boone, Jr.

                *  James S. M. French                                Director                 3/15/00
-----------------------------------------------------
                 James S. M. French

                   *  Olin B. King                                   Director                 3/15/00
-----------------------------------------------------
                    Olin B. King

                *  Michael W. Murphy                                 Director                 3/15/00
-----------------------------------------------------
                  Michael W. Murphy

                 *  Henry E. Simpson                                 Director                 3/15/00
-----------------------------------------------------
                  Henry E. Simpson

                *  W. Woodrow Stewart                                Director                 3/15/00
-----------------------------------------------------
                 W. Woodrow Stewart

                      SIGNATURE                                        TITLE                   DATE
                      ---------                                        -----                   ----
              *  Lee J. Styslinger, Jr.                              Director                 3/15/00
-----------------------------------------------------
               Lee J. Styslinger, Jr.

                  *  John H. Watson                                  Director                 3/15/00
-----------------------------------------------------
                   John H. Watson

                *  Robert J. Williams                                Director                 3/15/00
-----------------------------------------------------
                 Robert J. Williams

              *  C. Kemmons Wilson, Jr.                              Director                 3/15/00
-----------------------------------------------------
               C. Kemmons Wilson, Jr.

          *By: /s/ Samuel E. Upchurch, Jr.                                                    3/15/00
  -------------------------------------------------
               Samuel E. Upchurch, Jr.

          as attorney-in-fact pursuant to a power of attorney

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(C)

                                         EXHIBITS

                                 EXHIBITS INDEX

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT
--------------                            ----------------------
      3.         --    Bylaws as last amended on March 17, 1999, incorporated
                       herein by reference from the Exhibits to the Registration
                       Statement filed with the Commission and assigned file number
                       333-86975.
                       Certificate of Incorporation as last amended on June 18,
                       1999, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission and
                       assigned file number 333-86975.
      4.         --    a. Subordinated Notes Indenture Agreement dated as of
                          December 1, 1992, incorporated by reference from the
                          Exhibits to the Registration Statement filed with the
                          Commission and assigned registration number 333-37361.
     10.         --    a. Regions Amended and Restated 1991 Long-Term Incentive
                          Plan incorporated by reference from Exhibit B to the
                          Registrant's proxy statement filed with the Commission
                          and dated March 16, 1995.
                       b. Regions Management Incentive Plan Amended and Restated as
                          of January 1, 1999, incorporated by reference from Appendix
                          B to the Registrant's proxy statement filed with the
                          Commission and dated April 7, 1999.
                       c. Regions 1999 Long-Term Incentive Plan incorporated by
                          reference from Appendix C to the Registrant's proxy
                          statement filed with the Commission and dated April 7,
                          1999.
     21.         --    List of Subsidiaries of the Registrant.
     23.         --    Consent of Independent Auditors.
     24.1        --    Power of attorney.
     27.         --    Financial Data Schedule (for SEC use only).