Form 10-Q
period 2000-03-31
REGIONS FINANCIAL CORP
filed 2000-05-12
CIK 36032

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2000   COMMISSION FILE NUMBER
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

   Common Stock, $.625 Par Value-220,645,707 shares outstanding as of April 30, 2000

                 REGIONS FINANCIAL CORPORATION

                             INDEX



                                                         Page Number

 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)


          Consolidated Statements of Condition -
          March 31, 2000, December 31, 1999
          and March 31, 1999                                   2


          Consolidated Statements of Income -
          Three months ended March 31, 2000 and
          March 31, 1999                                       3

          Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 2000                    4


          Consolidated Statements of Cash Flows -
          Three months ended March 31, 2000 and
          March 31, 1999                                       5


          Notes to Consolidated Financial Statements -
          March 31, 2000                                       6




 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       11



 PART II. OTHER INFORMATION


 Item 6.  Exhibits and Reports on Form 8-K                    18



 SIGNATURES                                                   19

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

					March 31  	December 31     March 31
					  2000		    1999	  1999

ASSETS
Cash and due from banks			$ 1,038,303	$ 1,393,418	$ 1,243,942
Interest-bearing deposits in other banks     51,875	      9,653	     75,492
Investment securities			  3,602,979	  4,054,279	  3,480,541
Securities available for sale		  5,528,877 	  6,858,765	  5,489,283
Trading account assets			     24,155	     14,543	     24,447
Mortgage loans held for sale		    351,978	    567,131	  1,046,924
Federal funds sold and securities
 purchased under agreement to resell	     61,863	     66,078	     49,089
Loans					 29,164,121	 28,221,240	 25,602,677
Unearned income				    (82,834)	    (76,565)	    (62,441)
 Loans, net of unearned income		 29,081,287	 28,144,675	 25,540,236
Allowance for loan losses		   (352,998)	   (338,375)	   (330,151)
     Net Loans				 28,728,289	 27,806,300	 25,210,085
Premises and equipment			    585,934	    580,707	    559,241
Interest receivable			    300,445	    306,707	    297,737
Due from customers on acceptances	     85,624	     72,098	     73,036
Other assets				  1,058,081	    984,716	  1,051,946
					$41,418,403	$42,714,395	$38,601,763
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing			$ 4,853,155	$ 4,419,693	$ 4,473,304
 Interest-bearing			 27,101,228	 25,569,401	 24,657,747
  Total Deposits			 31,954,383	 29,989,094	 29,131,051
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreement to repurchase	  3,136,794	  5,614,613	  2,506,805
  Commercial paper			     26,750 	     56,750	     56,750
  Other short-term borrowings		    725,045	  1,953,622	  2,934,584
Total Short-term Borrowings		  3,888,589 	  7,624,985	  5,498,139
Long-term borrowings			  2,032,411  	  1,750,861	    497,430
     Total Borrowed Funds		  5,921,000   	  9,375,846	  5,995,569
Bank acceptances outstanding		     85,624	     72,098	     73,036
Other liabilities			    316,662	    212,245	    283,586
     Total Liabilities			 38,277,669	 39,649,283	 35,483,242
Stockholders' Equity:
 Preferred Stock, par value
  $1.00 a share Authorized
  5,000,000 shares			         -0- 	         -0-	         -0-
 Common Stock, par value $.625 a share:
  Authorized - 500,000,000 shares
  Issued, including treasury stock -
  222,171,783; 220,635,661; and
  223,910,981 shares, respectively	    138,857	    137,897	    139,944
 Surplus				  1,051,634	  1,022,825	  1,167,184
 Undivided profits			  2,130,595	  2,044,209	  1,813,790
 Treasury stock, at cost - 1,750,000; 0;
  and 888 shares, respectively		    (38,696)	         -0-	        (34)
 Unearned restricted stock		     (4,216)  	     (4,719)	     (6,294)
 Accumulated other comprehensive
  (loss) income				   (137,440)	   (135,100)	      3,931
Total Stockholders' Equity		  3,140,734	  3,065,112	  3,118,521
					$41,418,403	$42,714,395	$38,601,763

See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
			CONSOLIDATED STATEMENTS OF INCOME
	   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

						Three Months Ended
		 	                              March 31
						2000	        1999

Interest Income:
  Interest and fees on loans			$602,957	$512,478
  Interest on securities:
    Taxable interest income			 155,067	 121,762
    Tax-exempt interest income			  10,161	   9,798
     Total Interest on Securities		 165,228	 131,560
  Interest on mortgage loans held for sale	  10,313	  20,636
  Income on federal funds sold and securities
   purchased under agreement to resell		   1,129	     938
  Interest on time deposits in other banks	     193	     514
  Interest on trading account assets		     409	     315
Total Interest Income				 780,229	 666,441

Interest Expense:
  Interest on deposits				 319,177	 257,455
  Interest on short-term borrowings		  77,956	  57,599
  Interest on long-term borrowings		  28,980	   8,790
Total Interest Expense				 426,113	 323,844
  Net Interest Income				 354,116	 342,597
Provision for loan losses			  29,177	  20,738
  Net Interest Income After Provision for Loan
   Losses					 324,939	 321,859

Non-Interest Income:
  Trust department income			  14,051	  12,751
  Service charges on deposit accounts		  53,408	  44,812
  Mortgage servicing and origination fees	  21,956	  33,084
  Securities (losses) gains 			 (40,018)	      16
  Other						 117,395	  52,452
   Total Non-Interest Income			 166,792	 143,115

Non-Interest Expense:
  Salaries and employee benefits		 147,253	 136,649
  Net occupancy expense				  15,858	  14,656
  Furniture and equipment expense		  16,997	  16,530
  Other						  91,027	  94,740
   Total Non-interest Expense			 271,135	 262,575
Income Before Income Taxes			 220,596	 202,399
 Applicable income taxes 			  74,591	  73,019

Net Income					$146,005	$129,380

Average number of shares outstanding		 221,299	 222,408
Average number of shares outstanding-diluted	 222,549	 225,467
Per share:
 Net income					   $0.66	   $0.58
 Net income-diluted				   $0.66	   $0.57
 Cash dividends declared			   $0.27	   $0.25

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

												Accumulated
                                                                  	      Unearned		Other
				Common			Undivided   Treasury  Restricted 	Comprehensive
				Stock	  Surplus	Profits     Stock     Stock		Income		Total

BALANCE AT JANUARY 1, 2000      $137,897  $1,022,825	$2,044,209  $     -0-	$(4,719)	$(135,100)	$3,065,112
Comprehensive Income:
  Net Income                                               146,005                                 		   146,005
  Other comprehensive income,
   net of tax
   Unrealized (losses) on
    available for sale
    securities, net of
    reclassification adjustment									   (2,340)	   (2,340)
  Comprehensive income*					   146,005				   (2,340)        143,665
Cash dividends declared
 ($0.27 per common share)				   (59,619)						  (59,619)
Purchase of treasury stock					     (38,696)					  (38,696)
Common stock transactions:
  Stock issued for
   acquisitions			     770      27,172								   27,942
  Stock issued to employees
   under incentive plan               53         459                                               		      512
  Stock options exercised            137       1,178                                             		    1,315
  Amortization of unearned
   restricted stock								    503               		      503
BALANCE AT MARCH 31, 2000       $138,857  $1,051,634    $2,130,595  $(38,696)   $(4,216)	$(137,440)     $3,140,734

Disclosure of reclassification amount:
Unrealized holding (losses)
 on available for sale securities
 arising during period										 $(28,352)
Less:Reclassification adjustment,
 net of tax, for gains and losses
 realized in net income										  (26,012)
Net unrealized (losses) on
 available for sale securities,
 net of tax											 $ (2,340)

*Comprehensive income as of March 31, 1999 was $115.5 million.

See notes to consolidated financial statements.

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						 Three Months Ended
                                                      March 31
						2000		1999
Operating Activities:
  Net income                                    $  146,005     	$  129,380
  Adjustments to reconcile net cash provided by
    operating activities
   (Gain) on sale of credit card portfolio	   (67,220)	        -0-
   Depreciation and amortization of premises and
    equipment                                       15,109          14,268
   Provision for loan losses			    29,177	    20,738
   Net (accretion) of securities                      (789)           (605)
   Amortization of loans and other assets           19,357          17,018
   Amortization of deposits and borrowings	       235             104
   Provision for losses on other real estate            30              17
   Deferred income taxes                            (5,860)          3,460
   (Gain) on sale of premises and equipment           (613)           (485)
   Realized securities losses (gains)               40,018             (16)
   (Increase) Decrease in trading account assets    (9,612)         24,940
   Decrease (Increase) in mortgages held for
    sale                                           215,153        (119,256)
   Decrease (increase) in interest receivable        9,036             458
   (Increase) in other assets                      (88,935)       (107,916)
   Increase (decrease) in other liabilities        111,197         (60,842)
   Stock issued to employees                         3,088           4,871
   Other                                               503             660
    Net Cash Provided (Used) By Operating
     Activities                                    415,879         (73,206)

Investing Activities:
  Net (increase) in loans                       (1,116,740)       (750,854)
  Proceeds from sale of credit card portfolio      344,785              -0-
  Proceeds from sale of securities available for
   sale                                          1,139,147           1,730
  Proceeds from maturity of investment
   securities                                      459,618         395,959
  Proceeds from maturity of securities available
   for sale                                        256,927         672,314
  Purchase of investment securities                 (8,016)       (771,049)
  Purchase of securities available for sale        (78,226)     (1,243,986)
  Net (increase) decrease in interest-bearing
   deposits in other banks                         (37,530)         69,575
  Proceeds from sale of premises and equipment       3,185           6,904
  Purchase of premises and equipment               (18,843)        (30,347)
  Net decrease in customers' acceptance
   liability                                       (13,526)        (15,990)
  Net cash received in acquisitions                 20,529         118,679
   Net Cash Provided (Used) By Investing
    Activities                                     951,310      (1,547,065)

Financing Activities:
  Net increase in deposits                       1,811,801         207,597
  Net (decrease) increase in short-term
   borrowings                                   (3,736,396)        997,853
  Proceeds from long-term borrowings               446,940         120,876
  Payments on long-term borrowings                (165,390)       (203,486)
  Net increase in bank acceptance liability         13,526          15,990
  Cash dividends                                   (59,619)        (56,341)
  Purchase of treasury stock                       (38,696)        (31,299)
  Proceeds from exercise of stock options            1,315           9,165
   Net Cash (Used) Provided By Financing
    Activities                                  (1,726,519)      1,060,355
   (Decrease) in Cash and Cash Equivalents        (359,330)       (559,916)
Cash and Cash Equivalents, Beginning of Period   1,459,496       1,852,947

   Cash and Cash Equivalents, End of Period     $1,100,166      $1,293,031


See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2000



NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.


NOTE B -- Business Combinations

In January 2000, Regions issued 1,231,542 shares of common stock in exchange for all the outstanding stock of LCB Corporation of Fayetteville, Tennessee. This transaction, accounted for as a purchase, added approximately $173 million in assets and generated approximately $12.3 million in excess purchase price.



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

                                                            Expected
                                                           Number of
                                                           Shares of
                                                           Regions to
                Approximate                                    be
                 Asset Size       Type of      Exchange    issued(1)
 Institution   (in millions)   Consideration    Ratio      (in 000's)

First National
Bancshares of
Louisiana,
Inc. of                           Regions
Alexandria,                       Common
Louisiana           $245           Stock        .7045        2,404

Heritage
Bancorp, Inc.                     Regions
of Round Rock,                    Common
Texas               $97            Stock         1.50          782

East Coast
Bank
Corporation of                    Regions
Ormond Beach,                     Common
Florida             $108           Stock       1,750.00        523

Branches from
AmSouth
Bancorporation
in Fort Smith,
Arkansas            $195           Cash          N/A          N/A

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


NOTE E -- Year 2000 Compliance

In prior periods, Regions discussed the nature and progress of its plans to become Year 2000 ready. In 1999, Regions completed its remediation and testing of systems. As a result of those planning and remediation efforts, Regions experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Regions is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or its products or services of third parties. Regions will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that arise are addressed promptly.

NOTE F -- Sale of Credit Card Portfolio

During the first quarter, Regions completed the sale of its $278 million credit card portfolio. As a result of the transaction, Regions recognized a $67.2 million pre-tax gain ($44.0 million after tax or $.20 per share). As a part of this transaction, Regions will enter into a long-term arrangement through which Regions customers will continue to be offered Regions-branded credit cards. Additionally, Regions will receive fee-based income related to credit card products on an ongoing basis.

NOTE G. Business Segment Information

Regions' segment information is presented geographically, based on Regions' three operating regions in the Southeastern United States. Each region is a strategic business unit that serves a particular group of customers in a specified area. The company's three reportable regions are West, Central, and East. These regions represent the company's branch banking functions and have separate managements that are responsible for the operation of each business unit. The West region consists of the states of Arkansas, Louisiana, and east Texas. The Central region is made up of Alabama and Tennessee. Georgia, South Carolina, and Florida comprise the East region. In addition, Regions has included the activity of its treasury division, which includes its bond portfolio, indirect mortgage lending division, and other wholesale activities. The other reportable segments include activity of Regions' broker dealer and insurance subsidiaries, the indirect consumer lending division, and the parent company.

The accounting policies used by each reportable segment are the same as those discussed in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

Three months ended March 31, 2000
(in thousands)                                                                           Total
                            West      Central      East      Treasury       Other       Company

Net interest income         $95,128    $108,600    $100,948     $11,553    $ 37,887      $354,116
Provision for loan loss       6,420       7,557       7,537       5,998       1,665        29,177
Non-interest income          24,046      31,244      20,523          38      90,941       166,792
Non-interest expense         56,093      53,928      54,708       4,862     101,544       271,135
Income taxes                 22,421      31,241      24,019         275      (3,365)       74,591

   Net income               $34,240     $47,118    $ 35,207     $   456    $ 28,984      $146,005

Average assets           $6,684,377  $7,792,854  $7,660,414 $17,165,099  $3,286,162   $42,588,906

Three months ended March 31, 1999
(in thousands)                                                                           Total
                            West      Central      East      Treasury       Other       Company

Net interest income         $90,012     $98,072     $95,452     $14,989    $ 44,072      $342,597
Provision for loan loss       4,814       5,388       5,314       3,590       1,632        20,738
Non-interest income          21,099      27,361      18,835       7,498      68,322       143,115
Non-interest expense         51,616      49,815      51,942       3,234     105,968       262,575
Income taxes                 21,434      27,925      22,560       7,237      (6,137)       73,019

   Net income               $33,247     $42,305     $34,471     $ 8,426    $ 10,931      $129,380

Average assets           $6,143,101  $6,781,765  $6,772,743 $12,513,883  $5,107,408   $37,318,900


               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Regions' total assets at March 31, 2000, were $41.4 billion -- an increase of 7% over a year earlier. This increase was due to growth in almost all categories of assets, particularly loans, due to acquisition activity and internal growth. Since year-end 1999, total assets have decreased 3%, due primarily to the sale of approximately $1.3 billion of securities available for sale and to the sale of the credit card portfolio.

Comparisons with the prior year are affected by the acquisitions of Minden Bancshares, Inc. and LCB Corporation (accounted for as purchases). Relevant 1999 and 2000 acquisitions are summarized as follows:

Date                         Headquarters   Total Assets    Accounting
Acquired  Company Acquired   Location       (in thousands)  Treatment

December  Minden             Minden,          $318,955      Purchase
1999      Bancshares, Inc.   Louisiana

January   LCB Corporation    Fayetteville,     173,157      Purchase
2000                         Tennessee

Loans have increased 14% since a year ago. During the third and fourth quarters of 1999, Regions securitized $1.3 billion of mortgage loans. Adjusting for the securitizations, the sale of the credit card portfolio and acquisitions, loans increased 19% over the prior year. The 19% increase was attributable primarily to growth in the real estate loan portfolio. Since year-end, total loans have increased 3%, due to $112 million in loans added by acquisitions and $1.1 billion in internal growth partially offset by the $278 million credit card sale. The average yield on loans during the first three months of 2000 was 8.47%, compared to 8.44% during the same period in 1999. This increase was primarily the result of higher average base lending rates.

Non-performing assets were as follows (in thousands):

                             Mar. 31,   Dec. 31,  Mar. 31,
                               2000       1999      1999

    Non-accruing loans       $189,260   $169,904  $152,630
    Loans past due 90
     days or more              64,117     71,952   121,393
    Renegotiated loans         12,969      8,390     5,084
    Other real estate          13,474     12,662    15,069

       Total                 $279,820   $262,908  $294,176

    Non-performing assets
     as a percentage of
     loans and other real
     estate                     .96%        .93%     1.15%

Non-accruing loans have increased $36.6 million since March of last year and $19.4 million since year end. The increases were primarily in the commercial and real estate categories resulting from the transfer of certain credits to non-accrual status due to unfavorable changes in the status of these loans. Loans past due 90 days or more decreased $57.3 million, compared to March 1999 and $7.8 million since year end due to charge-offs and collections of past due loans. At March 31, 2000, real estate loans comprised $111.9 million of total non-accruing loans, with commercial loans accounting for $62.5 million and consumer loans $14.9 million. Other real estate increased $812,000 since year end due to parcels added in connection with acquisitions, but decreased $1.6 million since March 1999, due primarily to the disposition and writedown of several parcels of other real estate.

Activity in the allowance for loan losses is summarized as follows
(in thousands):

                                        Mar. 31,    Mar. 31,
                                          2000        1999

    Balance at beginning of period      $338,375    $315,412
    Net loans charged-off:
     Commercial                            2,345       1,833
     Real estate                             559         366
     Installment                          13,509       9,334

       Total                              16,413      11,533

    Allowance of acquired banks            1,859       5,534

    Provision charged to expense          29,177      20,738

    Balance at end of period            $352,998    $330,151


Net loan losses in the first three months of 2000 and 1999 were 0.23% and 0.19% of average loans (annualized), respectively. The higher levels of loan losses are due to increased charge-offs of consumer loans and specific commercial credits. At March 31, 2000 the allowance for loan losses stood at 1.21% of loans, compared to 1.29% a year ago and 1.20% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 133% and 126%, respectively, at March 31, 2000, compared to 118% and 112%, respectively, at March 31, 1999.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 2000, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

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

Total securities have increased 2% since a year ago but decreased 16% since year end. The decline since December is the result of the $1.3 billion sale of securities available for sale. On a yearly comparison, securities showed only modest growth as the securitizations in the third and fourth quarters of 1999, totaling $1.3 billion, were offset by the aforementioned sale of securities. A small balance of securities were added by acquisitions in late 1999 and early 2000.
Mortgage loans held for sale have decreased $695 million since March 31, 1999 and $215 million since year end as a result of lower levels of residential mortgage loan production at Regions' mortgage banking subsidiary compared to 1999. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $730 million during the first three months of 2000, compared to $1.8 billion during the same time period in 1999.

Interest-bearing deposits in other banks at March 31, 2000 totaled $51.9 million, a decrease of $23.6 million compared to a year ago but an increase of $42.2 million compared to year end. The decrease resulted from the utilization of alternative investments as interest bearing deposits matured. The increase over year end was the result of balances added in connection with the acquisition in 2000.

Net federal funds purchased and security repurchase agreements totaled $3.1 billion at March 31, 2000, $5.5 billion at year end and $2.5 billion at March 31, 1999. The decrease since year end resulted primarily from the pay down of outstanding federal funds purchased and security repurchase positions using the proceeds from the sale of the $1.3 billion in available for sale securities, which were sold near the end of the first quarter of 2000. Using the proceeds of this sale to pay down federal funds purchased and security repurchase positions reduced interest rate risk and should partially mitigate the unfavorable effect of further interest rate increases. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first three months of 2000 net funds purchased averaged $4.3 billion compared to $2.1 billion for the same period of 1999, indicating increased reliance on purchased funds to support earning asset growth since March of 1999.

Premises and equipment have increased $5.2 million since year end and $26.7 million since March 31, 1999. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since March 1999 and the installation of new branch equipment.

Other assets have increased $73.4 million since year end, and $6.1 million since the first quarter of last year. These increases were due primarily to higher excess purchase price due to acquisitions, as well as increased investments in low-income housing partnerships.
Total deposits have increased 10% since March 31 of last year.
The deposits acquired in connection with acquisitions resulted in a 2% increase, with the remaining 8% increase attributable to internal growth. The internal growth resulted primarily from increases in interest-bearing checking accounts, large certificates of deposit and other wholesale deposit sources. Since year end, total deposits have increased 6% after adjusting for the deposits acquired in connection with acquisitions during the first quarter of 2000.

Other short-term borrowings decreased $2.2 billion since March 31, 1999 and $1.2 billion since year end. These declines resulted from increased usage of longer-term borrowings as a funding source.

Long-term borrowings have increased $281.6 million since year end, and $1.5 billion since March 31, 1999. These increases in long-term borrowings resulted primarily from Regions' utilization of Federal Home Loan Bank structured notes with call periods in excess of one year. Regions has increased its usage of long-term borrowings to partially mitigate the unfavorable effect of rising interest rates.

Stockholders' equity was $3.1 billion at March 31, 2000, an increase of 1% over last year and an increase of 2% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions offset by treasury stock purchases totaling $263 million since March 31, 1999 and by declines in the estimated fair value of available for sale securities (which are included in accumulated other comprehensive (loss) income). Accumulated other comprehensive
(loss) income totaled $(137.4) million at March 31, 2000, compared to $(135.1) million at year end and $3.9 million at March of 1999. Regions' ratio of equity to total assets was 7.58% at March 31, 2000, compared to 8.08% a year ago and 7.18% at year end.

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At March 31, 2000, the loan to deposit ratio was 91.01%, compared to 87.67% a year ago and 93.85% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.
Net interest income for the first three months of 2000 increased $11.5 million or 3%, compared to the same period in 1999. The increased net interest income resulted from a higher level of earning assets, partially offset by lower spreads on those earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 3.65% in the first three months of 2000, compared to 4.09% in the same period in 1999. This ratio declined as interest rates rose and interest bearing liabilities repriced faster than interest earning assets.

The provision for loan losses was $29.2 million or .41% annualized of average loans in the first three months of 2000, compared to $20.7 million or .34% annualized of average loans in the first three months of 1999. A higher provision for loan losses was recorded in the first three months of 2000 because of higher net charge-offs and growth in the loan portfolio. Acquisitions added $1.9 million to the allowance for loan losses in the first quarter of 2000.

Total non-interest income increased $23.7 million or 17% over the first three months of 1999. Trust department income increased $1.3 million compared to the first three months of 1999 due to higher advisory fees from mutual funds. An increase in the number of deposit accounts due to acquisitions and internal growth, and fee standardization, resulted in service charges on deposit accounts increasing $8.6 million or 19% in the first three months of 2000 compared to the same period in 1999. Mortgage servicing and origination fees decreased $11.1 million or 34% in the first three months of 2000 compared to the same period in 1999, primarily due to declining levels of new loan production in the first quarter of 2000. The mortgage company's servicing portfolio totaled $23.8 billion at March 31, 2000, compared to $23.0 billion at March 31, 1999. The $40.0 million in securities losses in the first quarter of 2000 resulted from the sale of the $1.3 billion in lower yielding mortgage related securities. Other non-interest income increased $64.9 million in the first three months of 2000 over the same period in 1999. The increase was the result of increased income related to trading account income, brokerage income, insurance premiums and commissions, and a $4.4 million gain on the sale of certain mortgage servicing assets that were not a strategic fit for Regions mortgage subsidiary. Regions also recognized a $67.2 million gain in connection with the sale of its credit card portfolio in the first quarter of 2000, which is included in other non-interest income. In addition, in the first quarter of 1999, Regions recognized an $18.4 million gain in connection with the sale of joint venture banking interests.
Total non-interest expense increased $8.6 million or 3% in the first three months of 2000 compared to the same period in 1999. Salaries and employee benefits were up 8% in the first three months of 2000 compared to the same period in 1999. These increases are due to a higher number of employees due to acquisitions coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 5% in the first three months of 2000 over the same period in 1999. These increases are primarily the result of higher levels of depreciation related to new branch equipment. Other non-interest expense decreased $3.7 million or 4% in the first three months of 2000 compared to the same period in 1999. The decline resulted from decreases in postage, stationery, professional fees and computer services partially offset by increases in excess purchase price amortization and communication costs.

Income tax expense increased $1.6 million or 2% over the first three months of 1999. The increase was the result of an increase in taxable income in 2000 as compared to 1999.

Net income for the first quarter totaled $146.0 million or $.66 per diluted share, a 16% increase on a per share diluted basis compared to the first three months of 1999. Operating income, which excludes a net after-tax gain of $17.8 million resulting from the sale of the credit card portfolio and the security sales, totaled $128.2 million or $.58 per diluted share, an increase of 2% on a per-share diluted basis from the first quarter of last year. Annualized return on stockholders' equity during the first quarter of 2000 was 18.90% based on net income and 16.60% based on operating income.
In the first quarter of 1999, annualized return on stockholders' equity was 17.21%. Annualized return on assets during the first quarter of 2000 was 1.38% based on net income and 1.21% based on operating income. In the first quarter of 1999, annualized return on assets was 1.41%.

Part II. Other Information



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             (27.1) Financial Data Schedule (SEC use only)


         (b) Reports on Form 8-K:

             No reports were filed on Form 8-K during the first quarter of 2000.

                            SIGNATURES





 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







                                Regions Financial Corporation



 DATE:  May 11, 2000             /s/ Robert P. Houston
                                Robert P. Houston
                                Executive Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)