Form 10-Q
period 2000-06-30
REGIONS FINANCIAL CORP
filed 2000-08-11
CIK 36032

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2000    COMMISSION FILE NUMBER
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

   Common Stock, $.625 Par Value-218,841,161 shares outstanding as of July 31, 2000

                 REGIONS FINANCIAL CORPORATION

                             INDEX



                                                         Page Number

 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)


          Consolidated Statements of Condition -
          June 30, 2000, December 31, 1999
          and June 30, 1999                                    2


          Consolidated Statements of Income -
          Three months ended June 30, 2000 and
          June 30, 1999 and Six months ended
          June 30, 2000 and June 30, 1999                      3

          Consolidated Statement of Stockholders' Equity -
          Six months ended June 30, 2000                       4


          Consolidated Statements of Cash Flows -
          Six months ended June 30, 2000 and
          June 30, 1999                                        5


          Notes to Consolidated Financial Statements -
          June 30, 2000                                        6


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       11


 PART II. OTHER INFORMATION

 Item 3.  Qualitative and Quantitative Disclosures
          about Market Risk                                   21

 Item 4.  Submission of Matters to a Vote of Security
          Holders                                             21

 Item 6.  Exhibits and Reports on Form 8-K                    21


 SIGNATURES                                                   22

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

		                        June 30         December 31     June 30
	                                  2000              1999 	  1999

ASSETS
Cash and due from banks			$ 1,140,766  	$ 1,393,418 	$ 1,350,476
Interest-bearing deposits in other banks      2,202           9,653          77,255
Investment securities                 	  3,626,457       4,054,279	  3,327,552
Securities available for sale         	  5,619,226       6,858,765	  5,512,854
Trading account assets                       18,652          14,543	     23,982
Mortgage loans held for sale                356,801         567,131       1,266,412
Federal funds sold and securities
 purchased under agreement to resell	     72,108          66,078          58,192
Loans                                    30,479,546      28,221,240      26,621,557
Unearned income                             (88,556)        (76,565)	    (68,872)
 Loans, net of unearned income       	 30,390,990   	 28,144,675	 26,552,685
Allowance for loan losses             	   (363,475)       (338,375)	   (326,982)
 Net Loans                           	 30,027,515   	 27,806,300	 26,225,703
Premises and equipment                      588,697         580,707	    571,564
Interest receivable                         326,815         306,707	    302,125
Due from customers on acceptances            53,969	     72,098          54,339
Other assets                          	  1,068,306         984,716	  1,016,127
                                        $42,901,514	$42,714,395     $39,786,581
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing               	$ 4,573,881  	$ 4,419,693 	$ 4,569,264
 Interest-bearing                    	 27,935,020   	 25,569,401	 23,857,947
  Total Deposits                     	 32,508,901   	 29,989,094	 28,427,211
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreement to repurchase	  2,630,399       5,614,613       3,922,436
  Commercial paper                           36,750          56,750	     56,750
  Other short-term borrowings         	  1,816,220    	  1,953,622	  3,457,604
Total Short-term Borrowings		  4,483,369       7,624,985       7,436,790
 Long-term borrowings                 	  2,370,148	  1,750,861         388,377
      Total Borrowed Funds		  6,853,517       9,375,846       7,825,167
Bank acceptances outstanding                 53,969          72,098	     54,339
Other liabilities                           297,692         212,245	    348,423
     Total Liabilities			 39,714,079      39,649,283      36,655,140
Stockholders' Equity:
 Preferred Stock, par value $1.00 a share
  Authorized 5,000,000 shares               	 -0-             -0-             -0-
 Common Stock, par value $.625 a share:
  Authorized - 500,000,000 shares
  Issued, including treasury stock -
  222,445,291; 220,635,661; and
  224,018,774 shares, respectively	    139,028         137,897         140,012
 Surplus                              	  1,056,452       1,022,825	  1,167,994
 Undivided profits                    	  2,196,513    	  2,044,209	  1,893,778
 Treasury stock, at cost - 3,350,000; 0;
  and 888 shares, respectively              (73,941)             -0-		(34)
 Unearned restricted stock          	     (8,088)	     (4,719)         (5,765)
 Accumulated other comprehensive (loss)	   (122,529)       (135,100)        (64,544)
Total Stockholders' Equity		  3,187,435       3,065,112       3,131,441
                                        $42,901,514	$42,714,395     $39,786,581

See notes to consolidated financial statements.

	        REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                         	Three Months Ended             	Six Months Ended
						       June 30                        June 30
						 2000           1999            2000            1999

Interest Income:
  Interest and fees on loans 			$633,868   	$540,192	$1,236,825	$1,052,670
  Interest on securities:
    Taxable interest income		 	 137,104   	 128,773    	   292,171    	   250,535
    Tax-exempt interest income		  	  10,325    	   9,761      	    20,486     	    19,559
     Total Interest on Securities 	 	 147,429   	 138,534    	   312,657    	   270,094
 Interest on mortgage loans held
  for sale                                 	   9,329     	  17,548     	    19,642     	    38,184
  Income on federal funds sold and
   securities purchased under agreement
   to resell			           	   1,370     	     937             2,499           1,875
 Interest on time deposits in other banks    	     184             573               377           1,087
 Interest on trading account assets                  407  	     352       	       816             667
    Total Interest Income                        792,587   	 698,136   	 1,572,816       1,364,577

Interest Expense:
  Interest on deposits				 342,894   	 255,257    	   662,071    	   512,712
  Interest on short-term borrowings		  64,422    	  72,928     	   142,378    	   130,527
  Interest on long-term borrowings		  36,580    	   7,685      	    65,560     	    16,475
    Total Interest Expense 			 443,896   	 335,870    	   870,009    	   659,714
    Net Interest Income				 348,691   	 362,266    	   702,807    	   704,863

Provision for loan losses			  27,804    	  23,944     	    56,981     	    44,682
    Net Interest Income After Provision
     for Loan Losses                             320,887   	 338,322    	   645,826    	   660,181

Non-Interest Income:
  Trust department income			  14,059    	  12,610     	    28,110     	    25,361
  Service charges on deposit accounts		  57,542    	  46,845     	   110,950    	    91,657
  Mortgage servicing and origination fees	  21,539    	  26,453     	    43,495     	    59,537
  Securities gains (losses)			      67              22           (39,951)    		38
  Other						  44,443    	  35,861     	   161,838    	    88,313
    Total Non-Interest Income			 137,650   	 121,791    	   304,442    	   264,906

Non-Interest Expense:
  Salaries and employee benefits		 146,244   	 138,723    	   293,497    	   275,372
  Net occupancy expense				  16,811    	  14,334     	    32,669     	    28,990
  Furniture and equipment expense		  17,320    	  16,322     	    34,317     	    32,852
  Other						  92,412    	  90,845     	   183,439    	   185,585
    Total Non-Interest Expense			 272,787   	 260,224    	   543,922    	   522,799
    Income Before Income Taxes			 185,750   	 199,889    	   406,346    	   402,288
Applicable income taxes				  60,457    	  63,900     	   135,048    	   136,919
    Net Income 					$125,293   	$135,989    	  $271,298    	  $265,369
Average number of shares outstanding		 220,264   	 223,995    	   220,782    	   223,206
Average number of shares outstanding-diluted	 221,426   	 226,887    	   221,987    	   226,181
Per share:
  Net income					   $0.57     	   $0.61      	     $1.23           $1.19
  Net income-diluted				   $0.57     	   $0.60      	     $1.22           $1.17
  Cash dividends declared			   $0.27     	   $0.25      	     $0.54           $0.50

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                                                		Accumulated
                                                                       		Unearned  	Other
				Common           	Undivided   Treasury  	Restricted 	Comprehensive
				Stock     Surplus   	Profits     Stock       Stock      	Income    	Total

BALANCE AT JANUARY 1, 2000  	$137,897  $1,022,825 	$2,044,209  $     -0-  	$(4,719)	$(135,100)	$3,065,112
Comprehensive Income:
  Net Income 						   271,298                                 		   271,298
  Other comprehensive income,
   net of tax
   Unrealized gains on available
     for sale securities, net of
     reclassification adjustment						 		   12,571	    12,571
  Comprehensive income*  				   271,298                                 12,571	   283,869
Cash dividends declared
 ($0.54 per common share)                                 (118,994)                                    		  (118,994)
Purchase of treasury stock					     (73,941)					   (73,941)
Common stock transactions:
  Stock issued for
   acquisitions			    770	      27,172                                              		    27,942
  Stock issued to employees
   under incentive plans            195	       4,805				 (4,672)			       328
  Stock options exercised	    166	       1,650                                             		     1,816
  Amortization of unearned
   restricted stock                                                               1,303               		     1,303
BALANCE AT JUNE 30, 2000       $139,028	  $1,056,452	$2,196,513  $(73,941)	$(8,088)	$(122,529)	$3,187,435

Disclosure of reclassification amount:
Unrealized holding (losses)
 on available for sale securities
 arising during period										 $(13,397)
Less:Reclassificationadjustment,
 net of tax, for gains and losses
 realized in net income										  (25,968)
Net unrealized gains on
 available for sale securities,
 net of tax											 $ 12,571

*Comprehensive income as of June 30, 1999 was $225.8 million.

See notes to consolidated financial statements.

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						 Six Months Ended
						      June 30
						2000		1999
Operating Activities:
  Net income					$  271,298	$  265,369
  Adjustments to reconcile net cash provided by
    operating activities
   Gain on sale of credit card portfolio	   (67,220)     	-0-
   Depreciation and amortization of premises and
    equipment					    30,762	    26,957
   Provision for loan losses			    56,981	    44,682
   Net (accretion) of securities		    (1,670)            (89)
   Amortization of loans premium and other
    assets					    38,566          35,242
   Amortization of deposits and borrowings
    premium                                            242             169
   Provision for losses on other real estate	       463             103
   Deferred income taxes			   (15,382)	     2,920
   (Gain) on sale of premises and equipment	      (661)         (1,025)
   Realized securities losses (gains)		    39,951   	       (38)
   (Increase) Decrease in trading account assets    (4,109)         25,405
   Decrease (Increase) in mortgages held for
    sale					   210,330        (338,744)
   (Increase) in interest receivable		   (16,677)         (3,930)
   (Increase) in other assets			  (100,181)        (90,311)
   Increase in other liabilities		    91,969          42,841
   Stock issued to employees			     3,088           4,959
   Other, net					     1,303           1,191
    Net Cash Provided By Operating Activities	   539,053          15,701

Investing Activities:
  Net (increase) in loans			(2,328,638)     (1,790,512)
  Proceeds from sale of credit card portfolio	   344,785      	-0-
  Proceeds from sale of securities available for
   sale						 1,141,059	     1,752
  Proceeds from maturity of investment
   securities					   491,566    	   352,421
  Proceeds from maturity of securities available
   for sale					   480,629       1,440,976
  Purchase of investment securities		   (62,970)       (701,570)
  Purchase of securities available for sale	  (369,823)    	(2,016,802)
  Net decrease in interest-bearing deposits in
   other banks					    12,143          67,812
  Proceeds from sale of premises and equipment	    14,484          15,305
  Purchase of premises and equipment		   (45,298)        (63,221)
  Net decrease in customers' acceptance
   liability                                        18,129           2,707
  Net cash received in acquisitions		    69,269         130,150
   Net Cash (Used) By Investing Activities	  (234,665)     (2,560,982)

Financing Activities:
  Net increase (decrease) in deposits		 2,180,567    	  (496,308)
  Net (decrease) increase in short-term
   borrowings					(3,141,616)    	 2,936,504
  Proceeds from long-term borrowings		 1,193,040    	   422,020
  Payments on long-term borrowings		  (573,753)    	  (613,683)
  Net increase in bank acceptance liability	   (18,129)         (2,707)
  Cash dividends				  (118,994)    	  (112,342)
  Purchase of treasury stock			   (73,941)        (42,770)
  Proceeds from exercise of stock options	     1,816          10,288
   Net Cash (Used) Provided By Financing
    Activities					  (551,010)   	 2,101,002
   (Decrease) in Cash and Cash Equivalents	  (246,622)    	  (444,279)
Cash and Cash Equivalents, Beginning of Period	 1,459,496    	 1,852,947

   Cash and Cash Equivalents, End of Period	$1,212,874    	$1,408,668


See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2000



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




NOTE B -- Business Combinations

In May 2000, Regions acquired six offices in Fort Smith, Arkansas from AmSouth Bancorporation. This transaction, accounted for as a purchase, added approximately $186 million in deposits and generated approximately $18.6 million in excess purchase price.

In August 2000, Regions issued 819,689 shares of common stock in exchange for all the outstanding stock of Heritage Bancorp, Inc.
of Hutto, Texas. This transaction, accounted for as a purchase, added approximately $109 million in assets.

Also in August 2000, Regions issued 2,404,048 shares of common stock in exchange for all the outstanding stock of First National Bancshares of Louisiana, Inc. of Alexandria, Louisiana. This transaction, accounted for as a purchase, added approximately $253 million in assets.

NOTE C -- Pending Acquisitions

Regions' pending acquisition is summarized in the following table. This transaction is expected to be accounted for as purchase and are subject to applicable shareholder and regulatory approval.

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


(1) - Based on the number of shares of outstanding stock of the institution as of the announcement date.


NOTE D -- New Accounting Standards

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities -- an amendment to FASB Statement No. 133, (Statement 138). Statement 138 incorporated certain interpretations of FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (Statement 133) to clarify certain aspects of the statement. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (Statement 137). Statement 137 defers for one year the effective date of Statement 133. Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. As amended, Statement 133 is effective for quarters in fiscal years beginning after June 15, 2000. Regions is currently evaluating the impact this statement on its risk management strategies and processes, information systems and financial statements.

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



NOTE F -- Business Segment Information

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

Six months ended June 30, 2000
(in thousands)                                                                           Total
                            West      Central      East      Treasury       Other       Company

Net interest income        $188,021    $215,128    $206,756   $ (3,238)    $ 96,140      $702,807
Provision for loan loss      12,453      14,765      14,528     12,112        3,123        56,981
Non-interest income          47,250      63,607      41,689         50      151,846       304,442
Non-interest expense        111,462     108,183     109,077     10,433      204,767       543,922
Income taxes                 43,898      61,855      50,162     (9,649)     (11,218)      135,048

   Net income               $67,458     $93,932    $ 74,678   $(16,084)    $ 51,314      $271,298

Average assets           $6,756,231  $7,946,015  $7,787,493 $17,446,466  $2,471,414   $42,407,619

Six months ended June 30, 1999
(in thousands)                                                                           Total
                            West      Central      East      Treasury       Other       Company

Net interest income        $190,741    $200,255    $195,053     $53,206    $ 65,608      $704,863
Provision for loan loss      10,036      11,552      11,406       8,268       3,420        44,682
Non-interest income          42,829      55,437      38,744       7,572     120,324       264,906
Non-interest expense        104,441     100,961     105,246       6,886     205,265       522,799
Income taxes                 46,538      56,786      46,282      20,258     (32,945)      136,919

   Net income               $72,555     $86,393     $70,863     $25,366    $ 10,192      $265,369

Average assets           $6,216,533  $6,896,638  $6,867,261 $13,274,828  $4,910,787   $38,166,047


               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Regions' total assets at June 30, 2000, were $42.9 billion -- an increase of 8% over a year earlier. The increase in total assets resulted from growth in almost all categories of assets, particularly loans, due to internal asset generation and acquisition activity. Since year-end 1999, total assets increased only slightly, due to strong internal loan growth offset by the sale of approximately $1.2 billion of securities available for sale and the sale of the credit card portfolio.

Comparisons with the prior year are affected by the acquisitions of Minden Bancshares, Inc., LCB Corporation, and the branch purchase from AmSouth Bancorporation (accounted for as purchases). Relevant 1999 and 2000 acquisitions are summarized as follows:

Date                         Headquarters   Total Assets    Accounting
Acquired  Company Acquired   Location       (in thousands)  Treatment

December  Minden             Minden,          $318,955      Purchase
1999      Bancshares, Inc.   Louisiana

January   LCB Corporation    Fayetteville,     173,157      Purchase
2000                         Tennessee

May 2000  Branches of        Fort Smith,       186,361      Purchase
          AmSouth            Arkansas
          Bancorporation

LOANS

Loans increased 14% versus June 30, 1999. During the third and fourth quarters of 1999, Regions securitized $1.3 billion of mortgage loans. Adjusting for the securitizations, the sale of the credit card portfolio and acquisitions, loans increased 19% over the prior year. The 19% increase was attributable primarily to growth in the real estate loan portfolio. Since December 31, 1999, total loans increased 8%, due to $228 million in acquired loans and $2.3 billion in internal loan growth partially offset by the $278 million credit card sale. The average yield on loans during the first six months of 2000 was 8.54%, compared to 8.38% during the same period in 1999. This increase was primarily the result of efforts to maintain net interest spreads in light of a rising interest rate environment.

Non-performing assets were as follows (in thousands):

                             June 30,   Dec. 31,  June 30,
                               2000       1999      1999

    Non-accruing loans       $184,934   $169,904  $159,103
    Loans past due 90
     days or more              67,388     71,952    99,575
    Renegotiated loans         12,616      8,390     5,849
    Other real estate          16,837     12,662    13,942

       Total                 $281,775   $262,908  $278,469

    Non-performing assets
     as a percentage of
     loans and other real
     estate                       .93%       .93%     1.05%

Non-accruing loans have increased $25.8 million since June 30, 1999 and $15.0 million since year end. These increases are principally in the commercial category but do not result from geographic or industry concentrations. Loans past due 90 days or more decreased $32.2 million, compared to June 1999 and $4.6 million since year end due to charge-offs and collections of past due loans. At June 30, 2000, real estate loans comprised $113.0 million of total non-accruing loans, with commercial loans accounting for $58.9 million and consumer loans $13.0 million. Other real estate increased $4.2 million since year end and $2.9 million since June 1999 due to parcels added in connection with acquisitions.

Activity in the allowance for loan losses is summarized as follows
(in thousands):
                                          Six months ended,
                                        June 30,    June 30,
                                          2000        1999

    Balance at beginning of period      $338,375    $315,412
    Net loans charged-off:
     Commercial                            5,653      10,666
     Real estate                           4,042       1,171
     Installment                          24,045      26,809

       Total                              33,740      38,646

    Allowance of acquired banks            1,859       5,534

    Provision charged to expense          56,981      44,682

    Balance at end of period            $363,475    $326,982

Net loan losses in the first six months of 2000 and 1999 were 0.23% and 0.31% of average loans (annualized), respectively. The lower levels of loan losses results from the sale of the credit card portfolio in March of 2000 and fewer charge-offs in the commercial loan portfolio partially offset by higher real estate loan losses. At June 30, 2000 the allowance for loan losses stood at 1.20% of loans, compared to 1.23% a year ago and 1.20% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 137% and 129%, respectively, at June 30, 2000, compared to 124% and 117%, respectively, at June 30, 1999.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 2000, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

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

INVESTMENTS AND OTHER ASSETS

Total securities have increased 5% since June 30, 1999 but decreased 15% since year end. The decline since December 31, 1999, is the result of the $1.2 billion sale of securities available for sale. On a yearly comparison, securities showed only modest growth as the loan securitizations in the third and fourth quarters of 1999, totaling $1.3 billion, were offset by the aforementioned sale of securities. A small balance of securities was added by acquisitions in late 1999 and early 2000.

Mortgage loans held for sale have decreased $910 million since June 30, 1999 and $210 million since year end as a result of lower levels of residential mortgage loan production at Regions' mortgage banking subsidiary compared to 1999. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $1.5 billion during the first six months of 2000, compared to $3.2 billion during the same time period in 1999.

Interest-bearing deposits in other banks at March 31, 2000 totaled $2.2 million, a decrease of $75.1 million compared to a year ago and $7.5 million compared to year end. These decreases resulted from the utilization of alternative investments as interest bearing deposits matured.

Premises and equipment have increased $8.0 million since year end and $17.1 million since June 30, 1999. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since June 1999 and the installation of new branch equipment.

Other assets have increased $83.6 million since year end, and $52.2 million since the second quarter of last year. These increases were due primarily to increases in excess purchase price due to acquisitions, as well as increased investments in low-income housing partnerships.

DEPOSITS

Total deposits have increased 14% since June 30 of last year. The deposits acquired in connection with acquisitions resulted in a 2% increase, with the remaining 12% increase attributable to internal growth. Deposit growth resulted primarily from increases in large certificates of deposit and other wholesale deposit sources. Since year end, total deposits have increased 7% after adjusting for the deposits acquired in connection with acquisitions during the first six months of 2000.

BORROWINGS

Net federal funds purchased and security repurchase agreements totaled $2.6 billion at June 30, 2000, $5.5 billion at year end and $3.9 billion at June 30, 1999. The decrease since year end resulted primarily from the pay down of outstanding federal funds purchased and security repurchase positions using the proceeds from the sale of the $1.2 billion of available for sale securities in the first quarter of 2000. These paydowns reduced interest rate risk and should partially mitigate the unfavorable effect of further interest rate increases. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first six months of 2000 net funds purchased averaged $3.6 billion compared to $2.4 billion for the same period of 1999, indicating increased reliance on purchased funds to support asset growth.

Other short-term borrowings decreased $1.6 billion since June 30, 1999 and $137.4 million since year end. Long-term borrowings have increased $619.3 million since year end, and $2.0 billion since June 30, 1999. These increases in long-term borrowings resulted primarily from Regions' utilization of Federal Home Loan Bank structured notes with call periods from one to five years. Regions has increased its usage of long-term borrowings to partially mitigate the unfavorable effect of rising interest rates by repaying short-term borrowings subject to more frequent repricings.

STOCKHOLDERS' EQUITY

Stockholders' equity was $3.2 billion at June 30, 2000, an increase of 2% over last year and an increase of 4% since year end. These increases resulted primarily from internally generated capital and equity added in connection with acquisitions, offset by treasury stock purchases totaling $292 million since June 30, 1999 and by declines in the estimated fair value of available for sale securities (which are included in accumulated other comprehensive (loss)). Accumulated other comprehensive (loss) totaled $(122.5) million at June 30, 2000, compared to $(135.1) million at year end and $(64.5) million at June of 1999. Regions' ratio of equity to total assets was 7.43% at June 30, 2000, compared to 7.87% a year ago and 7.18% at year end.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at June 30, 2000, substantially exceeded all regulatory requirements.

Bank Regulatory Capital Requirements

                                          Minimum      Regions at
                                         Regulatory     June 30,
                                        Requirement       2000
Tier 1 capital to risk-adjusted assets     4.00%          9.76%
Total risk-based capital to
 risk-adjusted assets                      8.00          11.09
Tier 1 leverage ratio                      3.00           7.19

LIQUIDITY

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At June 30, 2000, the loan to deposit ratio was 93.49%, compared to 93.41% a year ago and 93.85% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

NET INTEREST INCOME

Net interest income for the first six months of 2000 decreased $2.1 million, compared to the same period in 1999. The decreased net interest income resulted from higher costs of short-term funding, partially offset by a higher level of earning assets.
The net interest margin (taxable equivalent basis) was 3.63% in the first six months of 2000, compared to 4.09% in the same period in 1999. This ratio declined as interest rates rose and interest bearing liabilities repriced faster than interest earning assets. For the second quarter of 2000, net interest income declined $13.6 million or 4% compared to the same level in 1999, due to lower spreads on earning assets.

MARKET RISK -- INTEREST RATE SENSITIVITY.

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

Regions has a relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and a portion of money market savings accounts. The rates paid are typically not directly related to market interest rates, since management exercises some discretion in adjusting these rates as market rates change.
In addition, Regions' loan and security portfolios contain fixed-rate mortgage-related products, including whole loans, mortgage-backed securities and collateralized mortgage obligations having amortization and cash flow characteristics that vary with the level of market interest rates. These earning assets are generally reported in the non-sensitive category. In fact, a portion of these earning assets may pay-off within one year or less because their cash flow characteristics are materially impacted by mortgage refinancing activity.

Regions uses various tools to monitor and manage interest rate sensitivity. One of the primary tools used is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Regions' net interest income and stockholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis uses a detailed schedule with the contractual repricing characteristics of interest-earning assets and interest-bearing liabilities and adds adjustments for the expected timing and magnitude of asset and liability cash flows, as well as the expected timing and magnitude of repricings of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates and the movement of administered rates on prime rate loans, interest-bearing transaction accounts, regular savings and money market savings accounts. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income.

FORWARD-LOOKING STATEMENTS

The following section contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of
1995). These forward-looking statements may involve significant risk and uncertainties. Although Regions believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

Management estimates the effect shifts in interest rates may have upon Regions' net interest income. The following table demonstrates the expected effect a given interest rate shift would have on net interest income.

     Change in          $ Change in Net
   Interest Rates       Interest Income     % Change in Net
 (in basis points)      (in thousands)      Interest Income
      +200               $(176,830)          (13.30)%
      +100                 (86,437)           (6.50)
      -100                  54,632             4.11
      -200                  75,193             5.66


PROVISION

The provision for loan losses was $57.0 million (.39% annualized of average loans) in the first six months of 2000, $23.2 million over net charge-offs for the same period. A provision for loan losses in excess of charge-offs was recorded in the first six months of 2000 due to strong growth in the loan portfolio. Acquisitions added $1.9 million to the allowance for loan losses in the first quarter of 2000.

NON-INTEREST INCOME

Total non-interest income increased $39.5 million or 15% over the first six months of 1999. On a quarterly basis, total non-interest income increased $15.9 million or 13% over the second quarter 1999. Trust department income continued to increase as a result of increasing mutual fund advisory fees. An increase in the number of deposit accounts due to acquisitions and internal growth, and fee standardization, resulted in service charges on deposit accounts increasing 21% in the first half of 2000 and 23% in the second quarter of 2000, compared to the same periods in 1999. Mortgage servicing and origination fees decreased 27% in the first six months of 2000 and 19% in the second quarter of 2000, compared to 1999, primarily due to declining levels of loan production in the first half of 2000. The mortgage company's servicing portfolio totaled $23.3 billion at June 30, 2000, compared to $23.2 billion at June 30, 1999. The $40.0 million in securities losses in the first half of 2000 resulted from the sale of $1.2 billion in lower yielding mortgage related securities in March. Other non-interest income increased $73.5 million in the first six months of 2000 over the same period in 1999. A significant portion of this increase was the result of a $67.2 million gain in connection with the sale of its credit card portfolio in the first quarter of 2000. Other non-interest income also increased due to higher trading account income, brokerage income, insurance premiums and commissions, and a $5.7 million gain on the sale of certain mortgage servicing assets that were not considered a strategic fit for Regions mortgage subsidiary. In addition, in the first quarter of 1999, Regions recognized an $18.4 million gain in connection with the sale of joint venture banking interests. On a quarterly basis, other non-interest income increased $8.6 million or 24% over the second quarter of 1999. The increase was the result of increased income related to credit card fees, insurance premiums and commissions, and a $1.3 million gain on the sale of certain mortgage servicing assets that were not a strategic fit for Regions' mortgage subsidiary.

NON-INTEREST EXPENSE

Total non-interest expense increased $21.1 million or 4% in the first six months of 2000 and $1.6 million or 2% in the second quarter of 2000 compared to the same periods in 1999. The company has maintained its ongoing focus on cost control in 2000 and has undertaken several initiatives to reduce certain ongoing costs. Salaries and employee benefits were up 7% in the first six months of 2000 and 5% in the second quarter of 2000 compared to the same periods in 1999. These increases are due to a higher number of employees (14,599 FTE) resulting from acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 8% in the first half of 2000 and 11% in the second quarter of 2000 over the same periods in 1999. The increase is primarily the result of higher levels of depreciation related to new branch equipment. Other non-interest expense decreased $2.1 million or 1% in the first six months of 2000 compared to the same period in 1999. The decline resulted from decreases in postage, stationery, professional fees and computer services partially offset by increases in excess purchase price amortization and communication costs. For the second quarter, other non-interest expense increased $1.6 million or 2% compared to the same period in 1999. The increase is due to increases in excess purchase price amortization, communication costs and legal fees.

TAXES

Income tax expense decreased $1.9 million or 1% over the first six months of 1999. The decline resulted from the realization of benefits from certain tax planning strategies. For the second quarter of 2000, income tax expense decreased $3.4 million or 5% due to lower levels of taxable income.

NET INCOME

Net income for the second quarter totaled $125.3 million or $.57 per diluted share, a 5% decrease on a per share diluted basis compared to the second quarter of 1999. Year-to-date net income totaled $271.3 million or $1.22 per diluted share, a 4% increase on a per share basis compared to the first six months of 1999. Operating income, which excludes a net after-tax gain of $17.8 million resulting from the sale of the credit card portfolio and the security sales, totaled $253.5 million or $1.14 per diluted share, a decrease of 3% on a per-share diluted basis from the first half of last year. Annualized return on stockholders' equity during the first half of 2000 was 17.45% based on net income and 16.30% based on operating income. In the first half of 1999, annualized return on stockholders' equity was 17.30%. Annualized return on assets during the first half of 2000 was 1.29% based on net income and 1.20% based on operating income. In the first half of 1999, annualized return on assets was 1.40%.

Part II. Other Information

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

          Reference is made to pages 17 and 18 `Market Risk --
          Interest Rate Sensitivity' and to page 18 `Forward-
          Looking Statements' included in Management's Discussion and Analysis.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held May 16, 2000, five nominees were elected as directors of Regions to serve three year terms. The directors elected at the 2000 Annual Meeting were James B. Boone, Jr. (164,306,519 votes in favor and 7,249,691 votes withheld), James S.M. French (152,805,879 votes in favor and 18,750,331 votes withheld), Richard D. Horsley (164,284,535 votes in favor and 7,271,675 votes withheld), J. Stanley Mackin (164,229,687 votes in favor and 7,326,523 votes withheld) and W. Woodrow Stewart (164,253,200 votes in favor and 7,303,010 votes withheld).



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             (27.1) Financial Data Schedule (SEC use only)


         (b) Reports on Form 8-K:

             No reports were filed on Form 8-K during the second quarter of 2000.

                            SIGNATURES





 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







                                Regions Financial Corporation



 DATE:  August 11, 2000          /s/ D. Bryan Jordan
                                D. Bryan Jordan
                                Executive Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)