Form 10-Q
period 2000-09-30
REGIONS FINANCIAL CORP
filed 2000-11-14
CIK 36032

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 2000  COMMISSION FILE NUMBER
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

   Common Stock, $.625 Par Value-221,564,221 shares outstanding as of October 31, 2000

                 REGIONS FINANCIAL CORPORATION

                             INDEX



                                                         Page Number

 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)


          Consolidated Statements of Condition -
          September 30, 2000, December 31, 1999
          and September 30, 1999                               2


          Consolidated Statements of Income -
          Three months ended September 30, 2000 and
          September 30, 1999 and Nine months ended
          September 30, 2000 and September 30, 1999            3

          Consolidated Statement of Stockholders' Equity -
          Nine months ended September 30, 2000                 4


          Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2000 and
          September 30, 1999                                   5


          Notes to Consolidated Financial Statements -
          September 30, 2000                                   6


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       10

 Item 3.  Qualitative and Quantitative Disclosures
          about Market Risk                                   21


 PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                    21


 SIGNATURES                                                   22

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

					September 30	December 31	September 30
                                            2000            1999	    1999

ASSETS
Cash and due from banks             	$ 1,076,869  	$ 1,393,418	$ 1,249,061
Interest-bearing deposits in other banks      2,449	      9,653	     48,228
Investment securities			  3,607,520    	  4,054,279	  3,560,934
Securities available for sale         	  5,545,803    	  6,858,765	  5,938,836
Trading account assets                       21,317          14,543	 19,929
Mortgage loans held for sale		    251,063	    567,131	  1,227,275
Federal funds sold and securities
 purchased under agreement to resell	    246,556	     66,078	     90,462
Loans					 31,299,305   	 28,221,240	 27,587,448
Unearned income				    (95,242)	    (76,565)	    (75,976)
 Loans, net of unearned income       	 31,204,063   	 28,144,675	 27,511,472
Allowance for loan losses              	   (373,699) 	   (338,375)	   (330,679)
 Net Loans                           	 30,830,364   	 27,806,300	 27,180,793
Premises and equipment			    596,900	    580,707	    575,139
Interest receivable			    333,294	    306,707	    293,467
Due from customers on acceptances	     24,274	     72,098	     29,614
Other assets                          	  1,090,687	    984,716	  1,015,426
					$43,627,096	$42,714,395	$41,229,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing			$ 4,561,388  	$ 4,419,693 	$ 4,624,868
 Interest-bearing                    	 27,424,262   	 25,569,401	 25,179,180
  Total Deposits                     	 31,985,650	 29,989,094	 29,804,048
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreement to repurchase	  1,862,753	  5,614,613	  4,158,091
  Commercial paper			     38,750	     56,750	     59,250
  Other short-term borrowings		  1,620,673	  1,953,622	  3,436,292
Total Short-term Borrowings		  3,522,176	  7,624,985	  7,653,633
 Long-term borrowings			  4,392,399	  1,750,861	    371,148
      Total Borrowed Funds		  7,914,575	  9,375,846	  8,024,781
Bank acceptances outstanding		     24,274	     72,098	     29,614
Other liabilities			    342,689	    212,245	    350,784
     Total Liabilities			 40,267,188	 39,649,283	 38,209,227
Stockholders' Equity:
 Preferred Stock, par value $1.00 a share
  Authorized 5,000,000 shares			 -0-		 -0-		 -0-
 Common Stock, par value $.625 a share:
  Authorized - 500,000,000 shares
  Issued, including treasury stock -
  222,479,861; 220,635,661; and
  224,170,794 shares, respectively	    139,050	    137,897	    140,107
 Surplus				  1,058,291	  1,022,825	  1,169,324
 Undivided profits			  2,264,476	  2,044,209	  1,969,670
 Treasury stock, at cost - 868,013; 0;
  and 4,882,066 shares, respectively	    (18,988)		 -0-	   (172,056)
 Unearned restricted stock		     (7,673)	     (4,719)	     (5,236)
 Accumulated other comprehensive (loss)	    (75,248)	   (135,100)	    (81,872)
     Total Stockholders' Equity		  3,359,908	  3,065,112	  3,019,937
					$43,627,096	$42,714,395	$41,229,164

See notes to consolidated financial statements.

	         REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

						Three Months Ended		Nine Months Ended
                                            	    September 30	    	  September 30
                                         	 2000		1999	 	2000		1999

Interest Income:
  Interest and fees on loans			$667,305	$562,484	$1,904,130	$1,615,154
  Interest on securities:
    Taxable interest income			 136,452	 135,346	   428,623	   385,881
    Tax-exempt interest income			  10,680	   9,756	    31,166	    29,315
     Total Interest on Securities		 147,132	 145,102	   459,789	   415,196
  Interest on mortgage loans held for sale	   8,176	  22,506	    27,818	    60,690
  Income on federal funds sold and securities
    purchased under agreement to resell		   1,672	   1,046	     4,171	     2,921
  Interest on time deposits in other banks	     221	     372	       598	     1,459
  Interest on trading account assets		     188	     476	     1,004	     1,143
    Total Interest Income			 824,694	 731,986	 2,397,510	 2,096,563

Interest Expense:
  Interest on deposits				 358,033	 258,847	 1,020,104	   771,559
  Interest on short-term borrowings		  65,623	 105,719	   208,001	   236,246
  Interest on long-term borrowings		  58,919	   6,972	   124,479	    23,447
    Total Interest Expense			 482,575	 371,538	 1,352,584	 1,031,252
    Net Interest Income				 342,119	 360,448	 1,044,926	 1,065,311

Provision for loan losses			  32,746	  30,707	    89,727	    75,389
    Net Interest Income After
     Provision for Loan Losses			 309,373	 329,741	   955,199	   989,922

Non-Interest Income:
  Trust department income			  14,597	  14,530	    42,707	    39,891
  Service charges on deposit accounts		  59,465	  50,453	   170,415	   142,110
  Mortgage servicing and origination fees	  20,016	  22,675	    63,511	    82,212
  Securities gains (losses)			      28	       3	   (39,923)		41
  Other						  52,641	  45,611	   214,479	   133,924
    Total Non-Interest Income			 146,747	 133,272	   451,189	   398,178

Non-Interest Expense:
  Salaries and employee benefits		 144,868	 140,577	   438,365	   415,949
  Net occupancy expense				  18,583	  16,422	    51,252	    45,412
  Furniture and equipment expense		  18,880	  18,370	    53,197	    51,222
  Other						  91,008	  89,851	   274,447	   275,436
    Total Non-Interest Expense			 273,339	 265,220	   817,261	   788,019
    Income Before Income Taxes			 182,781	 197,793	   589,127	   600,081
Applicable income taxes				  54,922	  66,835	   189,970	   203,754
    Net Income					$127,859	$130,958	$  399,157	$  396,327
Average number of shares outstanding		 220,424	 221,696	   220,661	   222,697
Average number of shares outstanding-diluted	 221,615	 223,715	   221,862	   225,350
Per share:
  Net income					   $0.58	   $0.59	     $1.81	     $1.78
  Net income-diluted				   $0.58	   $0.59	     $1.80	     $1.76
  Cash dividends declared			   $0.27	   $0.25	     $0.81	     $0.75


See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

												Accumulated
								     		Unearned	Other
				Common			Undivided   Treasury	Restricted	Comprehensive
				Stock	  Surplus	Profits	    Stock	Stock		Gain (Loss)	Total

BALANCE AT JANUARY 1, 2000	$137,897  $1,022,825	$2,044,209  $     -0-	$(4,719)	$(135,100)	$3,065,112
Comprehensive Income:
  Net income						   399,157						   399,157
  Other comprehensive income,
   net of tax
   Unrealized gains on available
     for sale securities, net of
     reclassification adjustment								   59,852	    59,852
  Comprehensive income*					   399,157				   59,852	   459,009
Cash dividends declared
($0.27 per Common share)				  (178,890)						  (178,890)
Purchase of treasury stock					    (100,972)					  (100,972)
Treasury stock retired and
 reissued		          (2,342)    (79,642)		      81,984						-0-
Common stock transactions:
  Stock issued for acquisitions	   3,112     108,545								   111,657
  Stock issued to employees
   under incentive plans	     196       4,549				 (5,158)			      (413)
  Stock options exercised	     187       2,014								     2,201
  Amortization of unearned
   restricted stock								  2,204				     2,204
BALANCE AT SEPTEMBER 30, 2000	$139,050  $1,058,291	$2,264,476  $(18,988)	$(7,673)	 $(75,248)	$3,359,908


Disclosure of reclassification amount:
Unrealized holding gain on
 available for sale securities
 arising during period										 $ 33,902
Less:Reclassification adjustment,
 net of tax, for gains and losses
 realized in net income										  (25,950)
Net unrealized gains on available
 for sale securities, net of tax								  $59,852

*Comprehensive income as of September 30, 1999 was $289.5 million.

See notes to consolidated financial statements.

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						Nine Months Ended
						  September 30
						2000		1999
Operating Activities:
  Net income					$  399,157	$  396,327
  Adjustments to reconcile net cash provided by
    operating activities
   Gain on sale of credit card portfolio	   (67,220)		-0-
   Gain on sale of specialty finance division	    (4,113)		-0-
   Depreciation and amortization of premises and
    equipment					    46,924	    43,922
   Provision for loan losses			    89,727	    75,389
   Net (accretion) of securities		    (2,575)	      (135)
   Amortization of loans premium and other
    assets					    57,563	    50,543
   Amortization of deposits and borrowings
    premium					       477	       490
   Provision for losses on other real estate	       561	       325
   Deferred income taxes			    55,862	     6,299
   (Gain) on sale of premises and equipment	    (1,136)	    (1,447)
   Realized securities losses (gains)		    39,923	       (41)
   (Increase) Decrease in trading account assets    (6,774)	    29,458
   Decrease (Increase) in mortgages held for
    sale					   316,068	  (299,607)
   (Increase) decrease in interest receivable	   (18,461)	     4,728
   (Increase) in other assets			  (137,770)	  (105,157)
   Increase in other liabilities		    29,422	    51,714
   Stock issued to employees			     3,088	     4,959
   Other, net					     2,204	     1,719
    Net Cash Provided By Operating Activities	   802,927	   259,486

Investing Activities:
  Net (increase) in loans			(2,905,025)	(2,776,285)
  Proceeds from sale of credit card portfolio	   344,785		-0-
  Proceeds from sale of specialty finance
   division					     8,093		-0-
  Proceeds from sale of securities available
   for sale					 1,299,842	     1,755
  Proceeds from maturity of investment
   securities					   519,277	   409,550
  Proceeds from maturity of securities
   available for sale				   722,668	 1,702,888
  Purchase of investment securities		   (41,530)	  (991,764)
  Purchase of securities available for sale	  (504,472)	(2,732,695)
  Net decrease in interest-bearing deposits in
   other banks					    13,853	    96,839
  Proceeds from sale of premises and equipment	    16,310	    17,796
  Purchase of premises and equipment		   (61,644)	   (85,829)
  Net decrease in customers' acceptance
   liability					    47,824	    27,432
  Net cash received in acquisitions		   218,764	   130,150
   Net Cash (Used) By Investing Activities	  (321,285)	(4,200,163)

Financing Activities:
  Net increase in deposits			 1,243,116	   880,208
  Net (decrease) increase in short-term
   borrowings					(4,176,721)	 3,153,347
  Proceeds from long-term borrowings		 3,392,966	   733,472
  Payments on long-term borrowings		  (751,590)	  (942,364)
  Net increase in bank acceptance liability	   (47,824)	   (27,432)
  Cash dividends				  (178,889)	  (167,408)
  Purchase of treasury stock			  (100,972)	  (214,792)
  Proceeds from exercise of stock options	     2,201	    12,222
   Net Cash (Used) Provided By Financing
    Activities					  (617,713)	 3,427,253
   (Decrease) in Cash and Cash Equivalents	  (136,071)	  (513,424)
Cash and Cash Equivalents, Beginning of Period	 1,459,496	 1,852,947

   Cash and Cash Equivalents, End of Period	$1,323,425	$1,339,523


See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2000



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




NOTE B -- Business Combinations

In August 2000, Regions issued 819,689 shares of common stock in exchange for all the outstanding stock of Heritage Bancorp, Inc. of Hutto, Texas. This transaction, accounted for as a purchase, added approximately $114 million in assets and generated $14.1 in excess purchase price.

Also in August 2000, Regions issued 2,404,048 shares of common stock in exchange for all the outstanding stock of First National Bancshares of Louisiana, Inc. of Alexandria, Louisiana. This transaction, accounted for as a purchase, added approximately $304 million in assets and generated $33.2 million in excess purchase price.

In September 2000, Regions issued 523,250 shares of common stock in exchange for all the outstanding stock of East Coast Bank Corporation of Ormond Beach, Florida. This transaction, accounted for as a purchase, added approximately $108 million in assets and generated $6.5 million of excess purchase price.


NOTE C -- Pending Acquisitions

As of September 30, 2000, Regions has no pending business combinations.


NOTE D -- New Accounting Standards

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities -- an amendment to FASB Statement No. 133, (Statement 138). Statement 138 incorporated certain interpretations of FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (Statement 133) to clarify certain aspects of the statement. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (Statement 137). Statement 137 defers for one year the effective date of Statement 133. Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. As amended, Statement 133 is effective for quarters in fiscal years beginning after June 15, 2000. Regions continues to evaluate the impact this statement has on its risk management strategies and processes, and information systems. Regions expects the statement to have no material impact on its results of operations or financial position.


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

Nine months ended September 30, 2000
(in thousands)                                                                           Total
                            West      Central      East      Treasury       Other       Company

Net interest income        $285,129    $323,370    $312,800   $(30,679)    $154,306    $1,044,926
Provision for loan loss      20,083      23,030      22,970     19,247         4,397       89,727
Non-interest income          73,291      96,974      63,366        171       217,387      451,189
Non-interest expense        171,148     163,665     163,479     16,280       302,689      817,261
Income taxes                 66,202      92,959      76,429    (24,763)     (20,857)      189,970

   Net income              $100,987    $140,690    $113,288   $(41,272)    $ 85,464      $399,157

Average assets           $6,883,615  $8,054,924  $7,883,264 $17,747,214  $2,112,077   $42,681,094

Nine months ended September 30, 1999
(in thousands)                                                                           Total
                            West      Central      East      Treasury       Other       Company

Net interest income        $286,676    $303,476    $295,733     $76,978    $102,448    $1,065,311
Provision for loan loss      16,573      19,455      19,172      14,530       5,659        75,389
Non-interest income          65,604      84,356      59,260       7,572     181,386       398,178
Non-interest expense        160,576     151,374     156,240      11,364     308,465       788,019
Income taxes                 68,956      86,649      71,646      27,505     (51,002)      203,754

   Net income              $106,175    $130,354    $107,935     $31,151    $ 20,712      $396,327

Average assets           $6,257,500  $7,027,093  $6,961,266 $13,821,659  $4,887,937   $38,955,455


               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Regions' total assets at September 30, 2000, were $43.6 billion -- an increase of 6% over a year earlier. The increase in total assets resulted from growth in loans, due to internal asset generation and acquisition activity, partially offset by a decline in the securities portfolio. Maturities from the securities portfolio were used to reduce short-term funding and not reinvested in this category of earning asset. Since year-end 1999, total assets increased 2%, due to strong internal loan growth offset by the sale of approximately $1.2 billion of securities available for sale and the sale of the credit card portfolio.

Comparisons with the prior year are affected by the acquisitions of Minden Bancshares, Inc., LCB Corporation, the branch purchase from AmSouth Bancorporation, Heritage Bancorp, Inc., First National Bancshares of Louisiana, and East Coast Bank Corporation (accounted for as purchases). Relevant 1999 and 2000 acquisitions are summarized as follows:

Date                         Headquarters   Total Assets    Accounting
Acquired  Company Acquired   Location       (in thousands)  Treatment

December  Minden             Minden,          $318,955      Purchase
1999      Bancshares, Inc.   Louisiana

January   LCB Corporation    Fayetteville,     173,157      Purchase
2000                         Tennessee

May 2000  Branches of        Fort Smith,       186,361      Purchase
          AmSouth            Arkansas
          Bancorporation

August    Heritage Bancorp,  Hutto, Texas      114,370      Purchase
2000      Inc.

August    First National     Alexandria,       303,793      Purchase
2000      Bancshares of      Louisiana
          Louisiana, Inc.

September East Coast Bank    Ormond Beach,     107,779      Purchase
2000      Corporation        Florida



LOANS

Loans increased 13% versus September 30, 1999. In the first quarter of 2000, Regions completed the sale of its $278 million credit card portfolio. During the fourth quarter of 1999, Regions securitized $874 million of mortgage loans. Adjusting for the securitization, the sale of the credit card portfolio and acquisitions, loans increased 15% over the prior year. The 15% increase was attributable primarily to growth in the real estate loan portfolio. Since December 31, 1999, total loans increased 11%, due to $494 million in acquired loans and $2.8 billion in internal loan growth partially offset by the $278 million credit card sale. The average yield on loans during the first nine months of 2000 was 8.57%, compared to 8.34% during the same period in 1999. This increase was primarily the result of efforts to maintain net interest spreads in light of a rising interest rate environment.

Non-performing assets were as follows (in thousands):

                             Sept. 30,  Dec. 31,  Sept. 30,
                               2000       1999      1999

    Non-accruing loans       $200,419   $169,904  $161,837
    Loans past due 90
     days or more              36,543     71,952    77,918
    Renegotiated loans         13,403      8,390    10,219
    Other real estate          23,270     12,662    13,371

       Total                 $273,635   $262,908  $263,345

    Non-performing assets
     as a percentage of
     loans and other real
     estate                       .88%       .93%      .96%

Non-accruing loans have increased $38.6 million since September 30, 1999 and $30.5 million since year end. These increases are principally in the commercial category but do not result from geographic or industry concentrations. Loans past due 90 days or more decreased $41.4 million, compared to September 1999 and $35.4 million since year end due to charge-offs and collections of past due loans. At September 30, 2000, real estate loans comprised $115.1 million of total non-accruing loans, with commercial loans accounting for $70.0 million and consumer loans $15.3 million. Other real estate increased $10.6 million since year end and $9.9 million since September 1999 due to parcels added in connection with acquisitions.
Activity in the allowance for loan losses is summarized as follows
(in thousands):
                                          Nine months ended,
                                         Sept.30,   Sept. 30,
                                          2000        1999

    Balance at beginning of period      $338,375    $315,412
    Net loans charged-off:
     Commercial                           13,133      13,471
     Real estate                           8,923       9,550
     Installment                          37,489      42,635

       Total                              59,545      65,656

    Allowance of acquired banks            5,142       5,534

    Provision charged to expense          89,727      75,389

    Balance at end of period            $373,699    $330,679

Net loan losses in the first nine months of 2000 and 1999 were 0.27% and 0.34% of average loans (annualized), respectively. The lower levels of loan losses in 2000 results from the sale of the credit card portfolio in March of 2000 and slightly fewer charge-offs in the real estate loan portfolio. At September 30, 2000 the allowance for loan losses stood at 1.20% of loans. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 149% and 137%, respectively, at September 30, 2000, compared to 132% and 126%, respectively, at September 30, 1999.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb probable losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 2000, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased consumer loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

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

INVESTMENTS AND OTHER ASSETS

Total securities have decreased 4% since September 30, 1999 and 16% since year end. The decline since December 31, 1999, is the result of the sale of $1.2 billion of securities available for sale. On a yearly comparison, securities declined as the loan securitizations in the fourth quarter of 1999, totaling $874 million, was offset by the aforementioned sale of securities. In addition, security maturities in the portfolio have not been reinvested, but have been used to reduce short-term borrowings. A small balance of securities was added by acquisitions in late 1999 and 2000.

Mortgage loans held for sale have decreased $976 million since September 30, 1999 and $316 million since year end as a result of lower levels of residential mortgage loan production at Regions' mortgage banking subsidiary compared to 1999, due to higher interest rates. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $2.0 billion during the first nine months of 2000, compared to $4.7 billion during the same time period in 1999.

Interest-bearing deposits in other banks at September 30, 2000 totaled $2.4 million, a decrease of $45.8 million compared to a year ago and $7.2 million compared to year end. These decreases resulted from the utilization of alternative investments as interest-bearing deposits matured.

Premises and equipment have increased $16.2 million since year end and $21.8 million since September 30, 1999. These increases were due primarily to the addition of premises and equipment obtained through acquisitions since September 1999 and the installation of new branch equipment.
Other assets have increased $106.0 million since year end, and $75.3 million since the third quarter of last year. These increases were due primarily to increases in excess purchase price due to acquisitions, as well as increased investments in low-income housing partnerships.

DEPOSITS

Total deposits have increased 7% since September 30 of last year. The deposits acquired in connection with acquisitions resulted in a 3% increase, with the remaining 4% increase attributable to internal growth. Deposit growth resulted primarily from increases in large certificates of deposit and other wholesale deposit sources. Since year end, total deposits have increased 4% after adjusting for the deposits acquired in connection with acquisitions during the first nine months of 2000.

BORROWINGS

Net federal funds purchased and security repurchase agreements totaled $1.6 billion at September 30, 2000, $5.5 billion at year end and $4.1 billion at September 30, 1999. The decrease since year end resulted primarily from the pay down of outstanding federal funds purchased and security repurchase positions using the proceeds from the sale of the $1.2 billion of available for sale securities in the first quarter of 2000, proceeds from the maturities in the securities portfolio and the increased utilization of long-term borrowings. These paydowns reduced interest rate risk and should partially mitigate the unfavorable effect of further interest rate increases. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 2000 and 1999 net funds purchased averaged $3.1 billion.

Other short-term borrowings decreased $1.8 billion since September 30, 1999 and $332.9 million since year end. Long-term borrowings have increased $2.6 billion since year end, and $4.0 billion since September 30, 1999. These increases in long-term borrowings resulted primarily from Regions' utilization of Federal Home Loan Bank structured notes with call periods from one to five years. Regions has increased its usage of long-term borrowings to partially mitigate the unfavorable effect of rising interest rates by repaying short-term borrowings subject to more frequent repricings.
STOCKHOLDERS' EQUITY

Stockholders' equity was $3.4 billion at September 30, 2000, an increase of 11% over last year and an increase of 10% since year end. These increases resulted primarily from internally generated capital, equity added in connection with acquisitions and increases in the estimated fair value of available for sale securities (which are included in accumulated other comprehensive
(loss)), offset by treasury stock purchases totaling $141 million since September 30, 1999. Accumulated other comprehensive (loss) totaled $(75.2) million at September 30, 2000, compared to $(135.1) million at year end and $(81.9) million at September 30, 1999. Regions' ratio of equity to total assets was 7.70% at September 30, 2000, compared to 7.32% a year ago and 7.18% at year end.

Regions and its subsidiaries are required to comply with capital adequacy standards established by banking regulatory agencies.
Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and interest rate risk, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Banking organizations that are considered to have excessive interest rate risk exposure are required to maintain higher levels of capital.

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

The banking regulatory agencies also have adopted regulations which supplement the risk-based guidelines to include a minimum ratio of 3% of Tier 1 capital to average assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% to 2% above the minimum 3% level.
The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at September 30, 2000, substantially exceeded all regulatory requirements.

Bank Regulatory Capital Requirements

                                          Minimum      Regions at
                                         Regulatory    Sept. 30,
                                        Requirement       2000
Tier 1 capital to risk-adjusted assets     4.00%          9.49%
Total risk-based capital to
 risk-adjusted assets                      8.00          11.41
Tier 1 leverage ratio                      3.00           6.95


LIQUIDITY

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At September 30, 2000, the loan to deposit ratio was 97.56%, compared to 92.31% a year ago and 93.85% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

NET INTEREST INCOME

Net interest income for the first nine months of 2000 decreased $20.4 million, compared to the same period in 1999. The decreased net interest income resulted from higher costs of short-term funding, partially offset by a higher level of earning assets.
The net interest margin (taxable equivalent basis) was 3.56% in the first nine months of 2000, compared to 4.01% in the same period in 1999. This ratio declined as interest rates rose and interest bearing liabilities repriced faster than interest earning assets. For the third quarter of 2000, net interest income declined $18.3 million or 5% compared to the same level in 1999, due to lower spreads on earning assets.

MARKET RISK -- INTEREST RATE SENSITIVITY.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Regions' primary risk is interest rate risk.
The primary objective of Asset/Liability Management at Regions is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets, rate sensitive liabilities and off-balance sheet interest rate hedges, not historically utilized by Regions. The relationship of rate sensitive earning assets to rate sensitive liabilities, adjusted for the effect of any off-balance sheet hedges (interest rate sensitivity), is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

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

     Change in          $ Change in Net
   Interest Rates       Interest Income     % Change in Net
 (in basis points)      (in thousands)      Interest Income
      +200               $(107,947)           (7.79)%
      +100                 (50,518)           (3.64)
      -100                  30,795             2.22
      -200                 (15,007)           (1.08)


PROVISION

The provision for loan losses was $89.7 million (.40% annualized of average loans) in the first nine months of 2000, $30.2 million over net charge-offs for the same period. A provision for loan losses in excess of charge-offs was recorded in the first nine months of 2000 due to inherent losses associated with growth in the loan portfolio and management's evaluation of current economic factors. Acquisitions added $5.1 million to the allowance for loan losses in 2000.

NON-INTEREST INCOME

Total non-interest income increased $53.0 million or 13% over the first nine months of 1999. On a quarterly basis, total non-interest income increased $13.5 million or 10% over the third quarter 1999. Trust department income continued to increase as a result of increasing mutual fund advisory fees. An increase in the number of deposit accounts due to acquisitions and internal growth, and fee standardization, resulted in service charges on deposit accounts increasing 20% in the first nine months of 2000 and 18% in the third quarter of 2000, compared to the same periods in 1999. Mortgage servicing and origination fees decreased 23% in the first nine months of 2000 and 12% in the third quarter of 2000, compared to 1999, primarily due to declining levels of loan production in the first three quarters of 2000. The mortgage company's servicing portfolio totaled $23.1 billion at September 30, 2000, compared to $23.4 billion at September 30, 1999. Security losses totaling $40.0 million were recorded in the first quarter of 2000 and related to the sale of $1.2 billion in lower yielding mortgage related securities. Other non-interest income increased $80.6 million in the first nine months of 2000 over the same period in 1999. A significant portion of this increase was the result of a $67.2 million gain in connection with the sale of its credit card portfolio in the first quarter of 2000. Other non-interest income also increased due to higher trading account income, brokerage income, insurance premiums and commissions, a $4.1 million gain related to the sale of a consumer finance company, and a $7.7 million gain on the sale of certain mortgage servicing assets that were not considered a strategic fit for Regions mortgage subsidiary. In addition, in the first quarter of 1999, Regions recognized an $18.4 million gain in connection with the sale of joint venture banking interests. On a quarterly basis, other non-interest income increased $7.0 million or 15% over the third quarter of 1999. The increase was the result of increased income related to credit card fees, insurance premiums and commissions, the $4.1 million gain related to the sale of a consumer finance subsidiary, and a $2.0 million gain on the sale of certain mortgage servicing assets that were not a strategic fit for Regions' mortgage subsidiary.

NON-INTEREST EXPENSE

Total non-interest expense increased $29.2 million or 4% in the first nine months of 2000 and $8.1 million or 3% in the third quarter of 2000 compared to the same periods in 1999. The Company has maintained its ongoing focus on cost control in 2000 and has undertaken several initiatives to reduce certain ongoing costs. Salaries and employee benefits were up 5% in the first nine months of 2000 and 3% in the third quarter of 2000 compared to the same periods in 1999. These increases are due to a higher number of employees (14,594 FTE as of September 30, 2000) resulting from acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 8% in the first three quarters of 2000 and in the third quarter of 2000 over the same periods in 1999. The increase is primarily the result of higher levels of depreciation related to new branch equipment and assets acquired in connection with acquisitions. Other non-interest expense decreased $1.0 million in the first nine months of 2000 compared to the same period in 1999. The decline resulted from decreases in postage, stationery, professional fees and computer services partially offset by increases in excess purchase price amortization and communication costs. For the third quarter, other non-interest expense increased $1.2 million or 1% compared to the same period in 1999. The increase is due to increases in excess purchase price amortization, communication costs and legal fees.

TAXES

Income tax expense decreased $13.8 million or 7% over the first nine months of 1999. For the third quarter of 2000, income tax expense decreased $11.9 million or 18% compared to the same period of 1999. The declines resulted from lower levels of taxable income and the realization of benefits from certain tax planning strategies.

NET INCOME

Net income for the third quarter totaled $127.8 million or $.58 per diluted share, a 2% decrease on a per share diluted basis compared to the third quarter of 1999. Year-to-date net income totaled $399.2 million or $1.80 per diluted share, a 2% increase on a per share basis compared to the first nine months of 1999. Operating income, which excludes a net after-tax gain of $17.8 million resulting from the sale of the credit card portfolio and the security sales, totaled $381.4 million or $1.72 per diluted share, a decrease of 2% on a per-share diluted basis from the first nine months of last year. Annualized return on stockholders' equity during the first nine months of 2000 was 16.79% based on net income and 16.04% based on operating income. Annualized return on assets during the first nine months of 2000 was 1.25% based on net income and 1.19% based on operating income.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

          Reference is made to pages 16 and 17 `Market Risk --
          Interest Rate Sensitivity' and to page 18 `Forward-
          Looking Statements' included in Management's Discussion and Analysis.



Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             (27.1) Financial Data Schedule (SEC use only)


         (b) Reports on Form 8-K:

             No reports were filed on Form 8-K during the third quarter of 2000. However, on October 18, 2000, a report on Form 8-K was filed under items 5 and 7. This report on Form 8-K related to the Registrants' reporting of its financial position as of September 30, 2000, results of operations for the three and nine months ended September 30, 2000.

             Also, October 24, 2000, Registrant filed a report on
             Form 8-K under item 9 (Regulation FD disclosure), concerning a conference with analyst on that date.

                            SIGNATURES





 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







                                Regions Financial Corporation



 DATE:  November 13, 2000        /s/ D. Bryan Jordan
                                D. Bryan Jordan
                                Executive Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)