Form 10-K405
period 2000-12-31
REGIONS FINANCIAL CORP
filed 2001-03-23
CIK 36032

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                        COMMON STOCK -- PAR VALUE $.625

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001.

                COMMON STOCK, $.625 PAR VALUE -- $6,147,966,056*

     *Excludes as shares held by affiliates only shares held by the registrant's Employees' Stock Ownership Plan, Directors' Stock Investment Plan and executive officers who are directors without prejudice to a determination of control.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2001.

     Common Stock, $.625 Par Value -- 208,077,159 shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement to be dated approximately April 10, 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     (a) The Registrant, Regions Financial Corporation (the "Registrant" or "Regions"), is a regional bank holding company headquartered in Birmingham, Alabama, which operated 729 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas as of December 31, 2000. At that date, Regions had total consolidated assets of approximately $43.7 billion, total consolidated deposits of approximately $32.0 billion, and total consolidated stockholders' equity of approximately $3.5 billion.

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

     At December 31, 2000, Regions operated Regions Bank, a state-chartered commercial bank subsidiary (the "Subsidiary Bank") in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas and various banking-related subsidiaries engaged in mortgage banking, credit life insurance, leasing, commercial accounts receivable factoring, specialty mortgage financing and securities brokerage activities with offices in various southeastern states. Through its subsidiaries, Regions offers a broad range of banking and banking-related services.

     In Alabama, Regions operates through Regions Bank which operates 188 banking offices throughout the state. At December 31, 2000, these offices had 31% of Regions' total consolidated assets and total consolidated deposits.

     In Arkansas, Regions Bank operates 132 banking offices throughout the state. At December 31, 2000, these offices had 14% of Regions' total consolidated assets and 15% of total consolidated deposits.

     In Florida, Regions Bank operates through 69 banking offices in the northwest and central regions of the state. At December 31, 2000, these offices had 7% of Regions' total consolidated assets and 8% of total consolidated deposits.

     In Georgia, Regions Bank operates 141 banking offices throughout the state. At December 31, 2000, these offices had 25% of Regions' total consolidated assets and 21% of total consolidated deposits.

     In Louisiana, Regions Bank operates 95 banking offices throughout the state. At December 31, 2000, these offices had 10% of Regions' total consolidated assets and 12% of total consolidated deposits.

     In South Carolina, Regions Bank operates 36 banking offices throughout the state. At December 31, 2000, these offices had 4% of Regions' total consolidated assets and total consolidated deposits.

     In Tennessee, Regions Bank operates 38 banking offices. At December 31, 2000, these offices had 5% of Regions' total consolidated assets and total consolidated deposits.

     In Texas, Regions Bank operates 30 banking offices throughout the eastern portion of the state. At December 31, 2000, these offices had 4% of Regions' total consolidated assets and total consolidated deposits.

     In addition to the Subsidiary Bank, Regions provides additional financial services through various banking-related subsidiaries, the most significant of which provide mortgage banking, credit life insurance, securities brokerage activities, commercial accounts receivable factoring, and specialty financing.

     Regions Mortgage, Inc. (RMI), a subsidiary of Regions Bank, is engaged in mortgage banking, with its primary business and source of income being the origination and servicing of mortgage loans for long-term investors. RMI serviced approximately $21.6 billion in real estate mortgages at December 31, 2000, and operates loan production offices in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, and Tennessee.

     Regions Agency, Inc., a subsidiary of Regions, acts as an insurance agent or broker with respect to credit life and accident and health insurance and other types of insurance relating to extensions of credit by the Subsidiary Bank or banking-related subsidiaries.

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

     EquiFirst, a subsidiary of EFC Holdings Corporation which is a wholly-owned subsidiary of Regions Bank, provides specialty real estate financing to consumers.

     A substantial portion of the growth of Regions since commencing operations in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. Since it began operations as a bank holding company, Regions has completed 95 acquisitions of other financial institutions representing in aggregate (at the time the acquisitions were completed) approximately $25.4 billion in assets. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities. As a result, business combination discussions and, in some cases, negotiations take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions' financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

     Reference is made to Items 6 and 7 of this Annual Report on Form 10-K for certain statistical (Guide 3) and other information.

     This Annual Report on Form 10-K, other periodic reports filed by Regions under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward looking statements which reflect Regions' current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to the following:

     Some factors are specific to Regions, including:

     - The cost and other effects of material contingencies, including litigation contingencies.

     - Regions' ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

     - Regions' ability to keep pace with technological changes.

     - Regions' ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by Regions' customers and potential customers.

     - Regions' ability to effectively manage interest rate risk, credit risk and operational risk.

     - Regions' ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions business.

     - Regions' ability to achieve the earnings expectations related to the businesses that were recently acquired or that may be acquired in the future, which in turn depends on a variety of factors, including:

        - Regions' ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations.

          - the assimilation of the acquired operations to Regions' corporate culture, including the ability to instill Regions' credit practices and efficient approach to the acquired operations.

          - the continued growth of the markets that the acquired entities serve, consistent with recent historical experience.

     Other factors which may affect Regions apply to the financial services industry more generally, including:

     - The easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, may increase competitive pressures.

     - Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

     - Possible changes in general economic and business conditions in the United States and the Southeast in general and in the communities Regions serves in particular may lead to a deterioration in credit quality, thereby increasing provisioning costs, or a reduced demand for credit, thereby reducing earning assets.

     - Possible changes in trade, monetary and fiscal policies, laws, and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.

     - Possible changes in consumer and business spending and saving habits could effect Regions' ability to grow assets and to attract deposits.

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

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective in 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Registrant, and any other bank holding company located in Alabama may now acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any Alabama-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provided that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states.

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

     The Gramm-Leach-Bliley Act, adopted in 1999, significantly relaxed previously existing restrictions on the activities of banks and bank holding companies. Under such Act, an eligible bank holding company may elect to be a "financial holding company" and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. For a bank holding company to be eligible for financial holding company status, all of its subsidiary financial institutions must be well-capitalized and well managed. A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board that it elects to become a financial holding company. A financial holding company may engage directly or through a subsidiary in the statutorily authorized activities of securities dealing, underwriting, and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments, and in any activity that the Federal Reserve Board determines by rule or order to be financial in nature or incidental to such financial activity. The Federal Reserve Board must deny expanded authority to any bank holding company that received less than a satisfactory rating on its most recent Community Reinvestment Act review as of the time it submits its declaration.

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

     On December 22, 2000, Regions filed a declaration to become a financial holding company, which was approved by the Federal Reserve on January 5, 2001.

     The Subsidiary Bank of the Registrant is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, its deposits are insured by the FDIC to the extent provided by law. The Subsidiary Bank is also subject to numerous state and federal statutes and regulations that affect its business activities and operations, and is supervised and examined by one or more state or federal bank regulatory agencies.

     The Subsidiary Bank, which is a state-chartered bank and is not a member of the Federal Reserve System, is subject to supervision and examination by the FDIC and the state banking authorities of Alabama, the state in which it is headquartered. The federal banking regulator of the Subsidiary Bank, as well as the appropriate state banking authority for the Subsidiary Bank, regularly examines the operations of the Subsidiary Bank and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

     The Subsidiary Bank is subject to the provisions of the CRA. Under the terms of the CRA, the Subsidiary Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record in assessing and meeting the credit needs of the community served by that institution, including low-and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to:
(i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. The Subsidiary Bank received a "satisfactory" CRA rating in its most recent examination.

     Payment of Dividends. The Registrant is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of the Registrant, including cash flow to pay dividends to its stockholders, is dividends from the Subsidiary Bank. There are statutory and regulatory limitations on the payment of dividends by the Subsidiary Bank to the Registrant as well as the Registrant to its stockholders.

     As to the payment of dividends, the Subsidiary Bank is subject to the laws and regulations of the state of Alabama and to the regulations of the FDIC.

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

     At December 31, 2000, under dividend restrictions imposed under federal and state laws, the Subsidiary Bank, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately $298 million.

     The payment of dividends by the Registrant and the Subsidiary Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     Capital Adequacy. The Registrant and the Subsidiary Banks are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Registrant and the FDIC in the case of the Subsidiary Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

     The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital ratio is 4.0%. At December 31, 2000, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 9.14% and 11.44%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The Registrant's Leverage Ratio at December 31, 2000, was 6.90%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Registrant's Subsidiary Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve. The Registrant's Subsidiary Bank was in compliance with applicable minimum capital requirements as of December 31, 2000. Neither the Registrant nor its Subsidiary Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

     Support of Subsidiary Bank. Under Federal Reserve policy, the Registrant is expected to act as a source of financial strength to, and to commit resources to support, the Subsidiary Bank. This support may be required at times when, absent such Federal Reserve policy, the Registrant may not be inclined to provide it. In addition, any capital loans by a bank holding company to the Subsidiary Bank are subordinate in right of payment to deposits and to certain other indebtedness of such Subsidiary Bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a Subsidiary Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

     Under the agency rule implementing the prompt corrective action provisions, an institution that (i) has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and
(ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be "well capitalized." An institution with a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be "adequately capitalized." A depository institution that has a Total Capital ratio of less than 8.0%, a Tier 1 Capital ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be "undercapitalized." A depository institution that has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be "significantly undercapitalized," and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets and the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

     For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or nonbank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region"; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural require-ments, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or (xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer without regulatory approval.

     At December 31, 2000, the Registrant's Subsidiary Bank had the requisite capital levels to qualify as well capitalized.

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

     Regions' Subsidiary Bank is assessed at the well-capitalized level where the premium rate is currently zero. Like all insured banks, Regions' Subsidiary Bank also must pay a quarterly assessment of approximately $.02 per $100 of assessable deposits to pay off bonds that were issued in the late 1980's by a government corporation, the financing corporation, to raise funds to cover costs of the resolution of the savings and loan crisis.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Safety and Soundness Standards. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies adopted in 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

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

          (i) The following chart shows for the last three years the percentage of total revenues contributed by each of the major categories of income.

                                                              2000    1999    1998
                                                              -----   -----   -----
Interest and fees on loans..................................   67.5%   64.9%   67.4%
Interest on securities......................................   15.7    16.6    14.9
Interest on mortgage loans held for sale....................    0.9     2.4     1.5
Interest on federal funds sold..............................    0.1     0.1     0.6
Other interest income.......................................    0.1     0.1     0.2
Trust department income.....................................    1.5     1.6     1.8
Service charges on deposit accounts.........................    6.0     5.8     5.6
Mortgage servicing and origination fees.....................    2.2     3.0     3.6
Other non-interest income...................................    6.0     5.5     4.4
                                                              -----   -----   -----
          Total Revenues....................................  100.0%  100.0%  100.0%
                                                              =====   =====   =====

          (ii) On December 18, 2000, Regions announced the signing of a definitive agreement to acquire Morgan Keegan, Inc., a regional broker/dealer firm headquartered in Memphis, Tennessee. Regions anticipates the transaction to close during the first quarter of 2001.

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

          (vi) The primary sources of funds for the Subsidiary Bank are deposits and borrowed funds. The Registrant's primary sources of operating funds are service fees, dividends, and interest which it receives from bank and bank-related subsidiaries.

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

          As of December 31, 2000, the Registrant was the second largest bank holding company headquartered in Alabama based on assets. For information with respect to the Registrant's markets and the size of the Subsidiary Bank operating in such markets, see the information provided under subsection (a) of this Item 1.

          Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. Although the ranking of Registrant's position varies in different markets, Registrant believes that its affiliates effectively compete with other banks and thrifts in their relevant market areas.

          Under the provisions of the Interstate Banking Act, the Registrant and any other bank holding company located in Alabama are now able to acquire a bank located in any other state, and a bank holding company located outside Alabama could acquire any Alabama-based bank, in either case subject to certain deposit percentage and other restrictions. The Interstate Banking Act also generally provided that national and state-chartered banks may branch interstate through acquisitions of banks in other states. To the extent that large bank holding companies making acquisitions in the markets in which Regions operates, competition in the Registrant's markets could further intensify.

          (xi) There were no material expenditures during the last three fiscal years on research and development activities by the Registrant.

          (xii) Regulations of any governmental authority concerning the discharge of materials into the environment are expected to have no material effect on the Registrant or any of its subsidiaries.

          (xiii) As of December 31, 2000, Registrant, its affiliate bank and other subsidiaries had a total of 14,390 full-time-equivalent employees.

     (d) Registrant neither engages in foreign operations nor derives a significant portion of its business from customers in foreign countries.

ITEM 2.  PROPERTIES

     The corporate headquarters of the Registrant occupy several floors of the main Birmingham banking facility of Regions Bank, located at 417 North 20th Street, Birmingham, Alabama 35203.

     The Registrant and its subsidiaries, including the Subsidiary Bank, operate through 946 office facilities, of which 712 are owned by the Registrant or one of its subsidiaries and 234 are subject to building or ground leases. Of the 729 branch office facilities operated by the Subsidiary Bank at December 31, 2000, 529 are wholly owned by the Subsidiary Bank and 200 are subject to building or ground leases.

     For offices in premises leased by the Registrant and its subsidiaries, annual rentals totaled approximately $16,932,000 as of December 31, 2000. During 2000, the Registrant and its subsidiaries received approximately $8,570,000 in rentals for space leased to others. At December 31, 2000, encumbrances on the offices, equipment and other operational facilities owned by the Registrant and its subsidiaries totaled approximately $815,000 with a weighted average interest rate of 4.9%.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Note L "Commitments and Contingencies", to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

     The Registrant continues to be concerned about the general trend in litigation in Alabama state courts and other courts involving large damage awards against financial service company defendants. Registrant directly or through its subsidiaries is party to approximately 208 cases in the ordinary course of business, some of which seek class action treatment or punitive damages.

     Notwithstanding these concerns, Registrant believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Registrant's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Common Stock Market Prices and Dividend information for the year ended December 31, 2000, is included under Item 8 of this Annual Report filed on Form 10-K in Note Z to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                          HISTORICAL FINANCIAL SUMMARY

                                                                                                                        COMPOUND
                                                                                                             ANNUAL      GROWTH
                                                                                                             CHANGE       RATE
                                 2000         1999         1998         1997         1996         1995      1999-2000   1995-2000
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT RATIOS, YIELDS, AND PER SHARE AMOUNTS)
SUMMARY OF OPERATING RESULTS
Interest income:
 Interest and fees on
   loans....................  $2,588,143   $2,201,786   $2,072,204   $1,837,392   $1,554,478   $1,394,937     17.55%      13.16%
 Income on federal funds
   sold.....................       5,537        4,256       17,610       16,882       11,060       13,462     30.10      -16.28
 Taxable interest on
   securities...............     561,974      524,935      417,121      355,591      331,895      292,459      7.06       13.95
 Tax-free interest on
   securities...............      41,726       39,484       39,981       42,836       34,536       36,421      5.68        2.76
 Other interest income......      36,863       84,225       50,870       23,883       22,314       13,148    -56.23       22.90
                              ----------   ----------   ----------   ----------   ----------   ----------    ------      ------
       Total interest
       income...............   3,234,243    2,854,686    2,597,786    2,276,584    1,954,283    1,750,427     13.30       13.06
Interest expense:
 Interest on deposits.......   1,372,260    1,056,799    1,065,054      954,782      826,844      740,033     29.85       13.15
 Interest on short-term
   borrowings...............     276,243      329,518      174,906      108,617       75,827       69,056    -16.17       31.95
 Interest on long-term
   borrowings...............     196,943       42,514       33,008       33,977       39,788       52,153    363.24       30.44
                              ----------   ----------   ----------   ----------   ----------   ----------    ------      ------
       Total interest
       expense..............   1,845,446    1,428,831    1,272,968    1,097,376      942,459      861,242     29.16       16.46
                              ----------   ----------   ----------   ----------   ----------   ----------    ------      ------
       Net interest
       income...............   1,388,797    1,425,855    1,324,818    1,179,208    1,011,824      889,185     -2.60        9.33
Provision for loan losses...     127,099      113,658       60,505       89,663       46,026       37,493     11.83       27.66
                              ----------   ----------   ----------   ----------   ----------   ----------    ------      ------
       Net interest income
       after provision for
       loan losses..........   1,261,698    1,312,197    1,264,313    1,089,545      965,798      851,692     -3.85        8.18
Non-interest income:
 Trust department income....      57,675       53,434       55,218       44,227       41,660       38,328      7.94        8.52
 Service charges on deposit
   accounts.................     231,670      194,984      171,344      151,618      124,960      105,207     18.81       17.10
 Mortgage servicing and
   origination fees.........      82,732      103,118      111,555       93,327       92,757       65,920    -19.77        4.65
 Securities gains
   (losses).................     (39,928)         160        7,002          498        3,311         (697)       NM          NM
 Other......................     269,061      185,445      129,578      117,312       82,415       71,379     45.09       30.39
                              ----------   ----------   ----------   ----------   ----------   ----------    ------      ------
       Total non-interest
       income...............     601,210      537,141      474,697      406,982      345,103      280,137     11.93       16.50
Non-interest expense:
 Salaries and employee
   benefits.................     588,857      551,569      528,409      480,842      413,768      373,754      6.76        9.52
 Net occupancy expense......      70,675       61,635       62,887       61,933       55,163       48,724     14.67        7.72
 Furniture and equipment
   expense..................      74,213       72,013       68,595       56,304       49,971       41,719      3.06       12.21
 Merger and consolidation
   expense and SAIF
   assessment...............           0            0      121,438            0       33,777            0        NM          NM
 Other......................     387,437      379,095      322,379      302,697      284,355      256,628      2.20        8.59
                              ----------   ----------   ----------   ----------   ----------   ----------    ------      ------
       Total non-interest
       expense..............   1,121,182    1,064,312    1,103,708      901,776      837,034      720,825      5.34        9.24
                              ----------   ----------   ----------   ----------   ----------   ----------    ------      ------
       Income before income
       taxes................     741,726      785,026      635,302      594,751      473,867      411,004     -5.52       12.53
Applicable income taxes.....     214,203      259,640      213,590      197,222      156,008      134,529    -17.50        9.75
                              ----------   ----------   ----------   ----------   ----------   ----------    ------      ------
       Net income...........  $  527,523   $  525,386   $  421,712   $  397,529   $  317,859   $  276,475      0.41%      13.79%
                              ==========   ==========   ==========   ==========   ==========   ==========    ======      ======
Average number of shares
 outstanding................     220,762      221,617      220,114      209,781      194,241      190,896     -0.39%       2.95%
Average number of shares
 outstanding -- diluted.....     221,989      223,967      223,781      213,750      197,751      193,579     -0.88        2.78
Per share:
       Net income...........  $     2.39   $     2.37   $     1.92   $     1.89   $     1.64   $     1.45      0.84%      10.51%
       Net income,
       diluted..............        2.38         2.35         1.88         1.86         1.61         1.43      1.28       10.73
       Cash dividends
       declared.............        1.08         1.00         0.92         0.80         0.70         0.66      8.00       10.35

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                           2000         1999         1998         1997         1996         1995
                                                           -----        -----        -----        -----        -----        -----
YIELDS AND COSTS (TAXABLE EQUIVALENT BASIS)
Earning assets:
  Taxable securities.....................................   6.51%        6.35%        6.42%        6.50%        6.37%        6.27%
  Tax-free securities....................................   7.64         7.91         8.26         8.42         8.07         8.64
  Federal funds sold.....................................   6.27         4.49         5.45         5.99         5.19         6.01
  Loans (net of unearned income).........................   8.63         8.33         8.88         8.98         8.99         8.94
  Other earning assets...................................   8.95         7.06         6.59         7.32         8.10         7.23
          Total earning assets...........................   8.15         7.83         8.27         8.42         8.35         8.30
Interest-bearing liabilities:
  Interest-bearing deposits..............................   5.03         4.32         4.61         4.63         4.58         4.55
  Short-term borrowings..................................   6.26         5.07         5.16         5.67         5.46         6.31
  Long-term borrowings...................................   6.42         6.33         7.32         6.69         6.66         6.56
          Total interest-bearing liabilities.............   5.31         4.52         4.73         4.76         4.70         4.74
          Net yield on interest earning assets...........   3.55         3.94         4.25         4.41         4.36         4.27
RATIOS
Net income to:
  Average stockholders' equity...........................  16.31%***    17.13%       14.62%**     15.38%       14.71%*      14.30%
  Average total assets...................................   1.23***      1.33         1.24**       1.35         1.25*        1.19
Efficiency...............................................  54.35***     53.60        60.82**      57.78        61.84*       61.61
Dividend payout..........................................  45.19        42.19        47.92        42.33        42.68        45.52
Average loans to average deposits........................  94.63        91.35        86.93        84.94        82.42        82.23
Average stockholders' equity to average total assets.....   7.54         7.74         8.47         8.75         8.50         8.36
Average interest-bearing deposits to average total
  deposits...............................................  85.67        84.40        85.83        85.25        85.87        85.40

---------------

  * Ratios for 1996 excluding $20.2 million in after-tax charges for SAIF assessment and merger expenses are as follows: Return on average stockholders' equity 15.64%, Return on average total assets 1.33%, and Efficiency 60.93%.
 ** Ratios for 1998 excluding $80.7 million in after-tax charges for merger and consolidation charges are as follows: Return on average stockholders' equity 17.42%, Return on average total assets 1.48%, and Efficiency 54.13%.
*** Ratios for 2000 excluding $44.0 million in after-tax gain from sale of credit card portfolio and $26.2 million in after-tax loss from sale of securities are as follows: Return on average stockholders' equity 15.76%, Return on average total assets 1.19%, and Efficiency 56.19%.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES


                                                                                                                          ANNUAL
                                                                                                                          CHANGE
                                        2000          1999          1998          1997          1996          1995       1999-2000
                                     -----------   -----------   -----------   -----------   -----------   -----------   ---------
                                                           (AVERAGE DAILY BALANCES IN THOUSANDS)
ASSETS
Earning assets:
  Taxable securities...............  $ 8,651,052   $ 8,244,603   $ 6,473,392   $ 5,443,877   $ 5,151,154   $ 4,646,458      4.93%
  Tax-exempt securities............      801,330       745,064       728,511       769,516       665,685       616,960      7.55
  Federal funds sold...............       88,361        94,875       323,293       282,006       213,280       224,136     -6.87
  Loans, net of unearned income....   30,130,808    26,478,349    23,379,317    20,535,989    17,329,462    15,666,565     13.79
  Other earning assets.............      413,548     1,195,729       773,077       327,265       276,257       181,890    -65.41
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total earning assets.......   40,085,099    36,758,620    31,677,590    27,358,653    23,635,838    21,336,009      9.05
  Allowance for loan losses........     (360,353)     (328,188)     (313,521)     (284,606)     (244,012)     (221,004)     9.80
  Cash and due from banks..........    1,094,874     1,237,318       981,930     1,003,864       811,790       918,010    -11.51
  Other non-earning assets.........    2,069,717     1,940,182     1,711,042     1,460,675     1,222,811     1,107,953      6.68
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total assets...............  $42,889,337   $39,607,932   $34,057,041   $29,538,586   $25,426,427   $23,140,968      8.28%
                                     ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............  $ 4,561,900   $ 4,520,405   $ 3,812,177   $ 3,565,848   $ 2,970,682   $ 2,781,575      0.92%
  Interest-bearing.................   27,279,092    24,465,254    23,081,727    20,611,654    18,056,076    16,271,457     11.50
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total deposits.............   31,840,992    28,985,659    26,893,904    24,177,502    21,026,758    19,053,032      9.85
Borrowed funds:
  Short-term.......................    4,408,689     6,502,860     3,386,392     1,917,127     1,389,922     1,095,129    -32.20
  Long-term........................    3,069,465       671,665       450,808       507,775       597,034       794,576    356.99
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total borrowed funds.......    7,478,154     7,174,525     3,837,200     2,424,902     1,986,956     1,889,705      4.23
  Other liabilities................      335,931       380,798       441,188       352,124       251,244       264,708    -11.78
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities..........   39,655,077    36,540,982    31,172,292    26,954,528    23,264,958    21,207,445      8.52
  Stockholders' equity.............    3,234,260     3,066,950     2,884,749     2,584,058     2,161,469     1,933,523      5.46
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities and
          stockholders' equity.....  $42,889,337   $39,607,932   $34,057,041   $29,538,586   $25,426,427   $23,140,968      8.28%
                                     ===========   ===========   ===========   ===========   ===========   ===========

                                     COMPOUND
                                      GROWTH
                                       RATE
                                     1995-2000
                                     ---------

ASSETS
Earning assets:
  Taxable securities...............    13.24%
  Tax-exempt securities............     5.37
  Federal funds sold...............   -16.99
  Loans, net of unearned income....    13.97
  Other earning assets.............    17.85
        Total earning assets.......    13.44
  Allowance for loan losses........    10.27
  Cash and due from banks..........     3.59
  Other non-earning assets.........    13.31
        Total assets...............    13.13%
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............    10.40%
  Interest-bearing.................    10.89
        Total deposits.............    10.82
Borrowed funds:
  Short-term.......................    32.12
  Long-term........................    31.03
        Total borrowed funds.......    31.67
  Other liabilities................     4.88
        Total liabilities..........    13.33
  Stockholders' equity.............    10.84
        Total liabilities and
          stockholders' equity.....    13.13%

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES


                                                                                                                          ANNUAL
                                                                                                                          CHANGE
                                        2000          1999          1998          1997          1996          1995       1999-2000
                                     -----------   -----------   -----------   -----------   -----------   -----------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR-END BALANCES
  Assets...........................  $43,688,293   $42,714,395   $36,831,940   $31,414,058   $26,993,344   $24,419,249      2.28%
  Securities.......................    8,994,171    10,913,044     7,969,137     6,315,923     5,742,375     5,618,839    -17.58
  Loans, net of unearned income....   31,376,463    28,144,675    24,365,587    21,881,123    18,395,552    16,156,312     11.48
  Non-interest-bearing deposits....    4,512,883     4,419,693     4,577,125     3,744,198     3,143,968     3,086,166      2.11
  Interest-bearing deposits........   27,509,608    25,569,401    23,772,941    21,266,823    18,875,444    16,896,367      7.59
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total deposits.............   32,022,491    29,989,094    28,350,066    25,011,021    22,019,412    19,982,533      6.78
  Long-term debt...................    4,478,027     1,750,861       571,040       445,529       570,545       762,521    155.76
  Stockholders' equity.............    3,457,944     3,065,112     3,000,401     2,679,821     2,274,563     2,047,398     12.82
  Stockholders' equity per share...  $     15.73   $     13.89   $     13.61   $     12.75   $     11.82   $     10.74     13.25%
  Market price per share of common
    stock..........................  $     27.31   $     25.13   $     40.31   $     42.19   $     25.85   $     21.50      8.67%

                                     COMPOUND
                                      GROWTH
                                       RATE
                                     1995-2000
                                     ---------

YEAR-END BALANCES
  Assets...........................    12.34%
  Securities.......................     9.87
  Loans, net of unearned income....    14.20
  Non-interest-bearing deposits....     7.90
  Interest-bearing deposits........    10.24
        Total deposits.............     9.89
  Long-term debt...................    42.48
  Stockholders' equity.............    11.05
  Stockholders' equity per share...     7.93%
  Market price per share of common
    stock..........................     4.90%

---------------

Notes to Historical Financial Summary:

(1) Amounts in all periods have been restated to reflect significant business transactions accounted for as poolings of interests, including significant combinations through the year ended December 31, 2000.
(2) All per share amounts give retroactive recognition to the effect of stock dividends and stock splits.
(3) Non-accruing loans, of an immaterial amount, are included in earning assets. No adjustment has been made for these loans in the calculation of yields.
(4) Yields are computed on a taxable equivalent basis, net of interest disallowance, using marginal federal income tax rates of 35% for 2000-1995.
(5) This summary should be read in conjunction with the related consolidated financial statements and notes thereto under Item 8 on pages 46 to 79 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's (Regions or the Company) financial position and results of operations. The emphasis of this discussion will be on the years 1998, 1999 and 2000; however, financial information for prior years will also be presented when appropriate.

     Regions' primary business is banking. In 2000, Regions' banking affiliates contributed approximately $500 million to consolidated net income. Regions operates one state-chartered (Alabama) bank with operations in Alabama, Arkansas, Georgia, Louisiana, Florida, Texas, South Carolina and Tennessee. A distribution of selected information as of December 31, 2000, on Regions' banking operations, by state, is as follows:

                                                                                   FULL-SERVICE
                                                       ASSETS   LOANS   DEPOSITS     OFFICES
                                                       ------   -----   --------   ------------
Alabama..............................................    31%      31%      31%         188
Arkansas.............................................    14       14       15          132
Georgia..............................................    25       25       21          141
Louisiana............................................    10       10       12           95
Florida..............................................     7        7        8           69
Texas................................................     4        4        4           30
South Carolina.......................................     4        4        4           36
Tennessee............................................     5        5        5           38
                                                        ---      ---      ---          ---
          Totals.....................................   100%     100%     100%         729
                                                        ===      ===      ===          ===

     Supplementing the Company's banking operations are a mortgage banking company, credit life insurance related companies, a registered broker/dealer firm, specialty financing firm and a commercial accounts receivable financing, billing and collection company. Regions has no foreign operations, although it maintains an International Department to assist customers with their foreign transactions. The mortgage banking company services approximately $21.6 billion in mortgage loans and in 2000 contributed approximately $25.3 million to net income.

     The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas.

     Because of significant business combinations with other companies in 1998, which were accounted for as poolings of interest, Regions financial information for all periods prior to 1998 was restated to present the combined financial condition and results of operations of Regions and the other pooled companies as if the business combinations had been in effect for all periods presented. Regions financial information was restated to reflect the 1998 business combinations with First Commercial Corporation of Little Rock, Arkansas (with approximately $7.3 billion in assets), First State Corporation of Albany, Georgia (with approximately $536 million in assets), First United Bancorporation of Anderson, South Carolina (with approximately $305 million in assets) and PALFED, Inc. of Aiken, South Carolina (with approximately $665 million in assets).

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

     Regions' acquisition activity in 2000 strengthened its presence in Arkansas, Florida, Tennessee and Louisiana, while expanding into the rapidly growing Austin, Texas market. These five acquisitions combined to add $885 million in assets, $494 million in loans and $753 million in deposits.

     In Arkansas, Regions acquired five branches from Amsouth Bank located in Fort Smith, Arkansas. The branch purchase added $186 million in assets.

     In Florida, Regions expanded into Ormond Beach through the acquisition of East Coast Bank Corporation with assets of $108 million.

     Regions expanded its Tennessee presence through the acquisition of LCB Corporation in Fayetteville with $173 million in assets.

     In Louisiana, Regions continued to expand its market presence through the acquisition of First National Bancshares of Louisiana, Inc. of Alexandria with assets of $304 million.

     Regions expansion in Texas consisted of an institution in the rapidly expanding Austin market. The acquisition of Heritage Bancorp, Inc., of Hutto Texas, added $114 million in assets.

     Regions' and the pooled companies' business combinations over the last three years are summarized in the following chart.

                                                                                           ACCOUNTING
DATE                       COMPANY                 HEADQUARTERS LOCATION   TOTAL ASSETS    TREATMENT
----                       -------                 ---------------------   ------------    ----------
                                                                          (IN THOUSANDS)
2000
January       LCB Corporation                      Fayetteville,             $173,157       Purchase
                                                   Tennessee
May           Five Branches of Amsouth Bank        Fort Smith, Arkansas       186,361       Purchase
August        Heritage Bancorp, Inc.               Hutto, Texas               114,370       Purchase
August        First National Bancshares of         Alexandria, Louisiana      303,793       Purchase
                Louisiana, Inc.
September     East Coast Bank Corporation          Ormond Beach, Florida      107,779       Purchase

1999
January       VB&T Bancshares Corporation          Valdosta, Georgia           75,733       Pooling
January       Bullsboro BancShares, Inc.           Newnan, Georgia            100,682       Pooling
January       Meigs County Bancshares, Inc.        Decatur, Tennessee         114,407       Pooling
March         Arkansas Banking Company             Jonesboro, Arkansas        354,981       Purchase
December      Minden Bancshares, Inc.              Minden, Louisiana          318,955       Purchase

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

     As of December 31, 2000, Regions had one pending acquisition -- Morgan Keegan, Inc., a regional broker/dealer firm headquartered in Memphis, Tennessee.

     See Note Q to the consolidated financial statements for additional information regarding the pending acquisition.

FINANCIAL CONDITION

     Regions' financial condition depends primarily on the quality and nature of its assets, liabilities and capital structure, the market and economic conditions, and the quality of its personnel.

LOANS AND ALLOWANCE FOR LOAN LOSSES

     As a financial institution, Regions' primary investment is loans. At December 31, 2000, loans represented 77% of Regions' earning assets.

     Over the last four years loans increased a total of $13.0 billion, a compound growth rate of 14%. Loans acquired in connection with acquisitions over the last four years contributed $3.7 billion of this growth. Regions has experienced significant loan growth in recent years, with loans increasing $2.5 billion, $3.8 billion and $3.2 billion in 1998, 1999 and 2000, respectively. In 1998 and 1999, respectively, acquisitions added $1.3 billion and $567 million in loans. Five acquisitions in 2000 added approximately $494 million in loans.

     During 1999, Regions securitized $1.3 billion in single-family residential mortgage loans. These assets were transferred from the loan portfolio to the available for sale securities portfolio. The securitization of these loans gives Regions additional flexibility for funding purposes and results in a lower risk-weighted capital allocation for these assets. In 2000, Regions sold its credit card portfolio, which totaled $278 million. Adjusting for the effect of the securitization and sale, loans would have increased $5.1 billion or 21% in 1999 and $3.5 billion or 12% in 2000.

     All major categories of loans have shared in the growth in the loan portfolio over the last four years, with the strongest growth occurring in commercial and real estate construction loans. Over the last four years, commercial, financial and agricultural loans increased $5.1 billion or 129%. Real estate construction loans increased $2.0 billion or 168% over the same period. Real estate mortgage loans increased $4.6 billion or 54%, and consumer loans increased $1.2 billion or 26% over the last four years. The increase in real estate mortgage loans and consumer loans, respectively, is net of the $1.3 billion single-family residential mortgage loan securitization and the $278 million credit card portfolio sale previously discussed.

     Regions' real estate mortgage portfolio includes $6.7 billion of mortgage loans secured by single-family residences that were originated by Regions' mortgage subsidiary and are secured primarily by homes in Regions' geographic footprint. These loans increased approximately $815 million in 1998, $1.9 billion in 1999 and $1.2 billion in 2000, accounting for approximately 33%, 49%, and 38% respectively, of the growth in total loans in 1998, 1999, and 2000. The increase in 1998 and 1999 is net of the securitization of the $534 million and $1.3 billion, respectively, in single-family residential mortgages. Eighty-six percent of the balance of these mortgage loans consists of adjustable-rate mortgages (ARM's) that have rates approximately 275 basis points above one of several money market indices when fully priced.

     Regions' real estate portfolio also includes $1.5 billion of single-family mortgage loans obtained in various acquisitions, which are being serviced by Regions' mortgage subsidiary. Fixed-rate single-family mortgages with a weighted average interest rate of 7.86% and a weighted average remaining term of 14.25 years comprise 43% of this portfolio. Single-family ARM's, which have rates approximately 200 to 300 basis points above one of several money market indices when fully priced, comprise the remaining 57% of the overall balance of these loans.

     Lending at Regions is generally organized along three functional lines: commercial loans (including financial and agricultural), real estate loans and consumer loans. The composition of the portfolio by these major categories is presented below (with real estate loans further broken down between construction and mortgage loans):

                                                             DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
                                                (IN THOUSANDS, NET OF UNEARNED INCOME)
Commercial......................  $ 9,039,818   $ 8,183,633   $ 7,119,093   $ 5,073,698   $ 3,951,766
Real estate -- construction.....    3,271,692     2,439,104     1,865,972     1,582,706     1,222,519
Real estate -- mortgage.........   13,114,655    11,728,601     9,608,147    10,072,195     8,496,603
Consumer........................    5,950,298     5,793,337     5,772,375     5,152,524     4,724,664
                                  -----------   -----------   -----------   -----------   -----------
          Total.................  $31,376,463   $28,144,675   $24,365,587   $21,881,123   $18,395,552
                                  ===========   ===========   ===========   ===========   ===========

     The amounts of total gross loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding at December 31, 2000, based on remaining scheduled repayments of principal, due in (1) one year or less, (2) more than one year but less than five years and (3) more than five years, are shown in the following table. The amounts due after one year are classified according to sensitivity to changes in interest rates.

                                                                  LOANS MATURING
                                             ---------------------------------------------------------
                                               WITHIN       AFTER ONE BUT       AFTER
                                              ONE YEAR    WITHIN FIVE YEARS   FIVE YEARS      TOTAL
                                             ----------   -----------------   ----------   -----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural.....  $3,840,795      $3,913,715       $1,315,739   $ 9,070,249
Real estate -- construction................   1,762,340       1,343,193          173,504     3,279,037
Real estate -- mortgage....................     709,277       1,844,764        1,154,947     3,708,988
                                             ----------      ----------       ----------   -----------
          Total............................  $6,312,412      $7,101,672       $2,644,190   $16,058,274
                                             ==========      ==========       ==========   ===========

                                                               SENSITIVITY OF LOANS TO
                                                              CHANGES IN INTEREST RATES
                                                              --------------------------
                                                              PREDETERMINED    VARIABLE
                                                                  RATE           RATE
                                                              -------------   ----------
                                                                    (IN THOUSANDS)
Due after one year but within five years....................   $4,929,603     $2,172,069
Due after five years........................................    1,244,277      1,399,913
                                                               ----------     ----------
          Total.............................................   $6,173,880     $3,571,982
                                                               ==========     ==========

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

     Regions' provision for loan losses is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance for loan losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) detailed reviews of individual loans; (2) gross and net loan charge-offs in the current year; (3) the current level of the allowance in relation to total loans and to historical loss levels; (4) past due and non-accruing loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio (types of loans); and (7) management's analysis of economic conditions and the resulting impact on Regions' loan portfolio.

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

     Over the last five years, the year-end allowance for loan losses as a percentage of loans ranged from a low of 1.20% in 2000 to a high of 1.39% in 1997. As previously discussed, the adequacy of the allowance for loan losses is based on management's evaluation of various factors.

     The ratio of non-performing assets (including loans past due 90 days or more and other real estate) to loans and other real estate increased from 0.83% at December 31, 1996 to 1.15% at December 31, 1998. The favorable effect on non-performing assets levels from generally improving economic conditions in Regions' markets were offset by the effect of non-performing assets added by certain acquisitions, resulting in the unfavorable trend in this ratio. The ratio of non-performing assets (including loans past due 90 days or more and other real estate) to loans and other real estate declined to 0.93% at December 31, 1999, and to 0.87% at December 31, 2000 due primarily to decreases in commercial and consumer loan delinquencies.

     The allowance for loan losses as a percentage of non-performing loans (including loans past due 90 days or more) was 153% at December 31, 2000, compared to 135% at December 31, 1999, and to 120% at December 31, 1998. Management considers the current level of the allowance for loan losses adequate to absorb possible losses from loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Unfavorable changes in the factors used by management to determine the adequacy of the reserve or the availability of new information, could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

     The analysis of loan loss experience (see chart following) shows that net loan losses, over the last five years, ranged from a high of $99.2 million in 1999 to a low of $30.4 million in 1996. Net loan losses were $94.1 million in 2000, $66.4 million in 1998 and $56.1 million in 1997. Over the last five years, net loan losses averaged 0.29% of average loans and were 0.31% of average loans in 2000. Regions' higher level of net loan losses in 1999 and 2000 resulted primarily from charge-off of certain commercial credits and segments of consumer credits, partially offset by recoveries of previously charged-off loans in the commercial and consumer categories.

     In order to assess the risk characteristics of the loan portfolio at December 31, 2000, it is appropriate to consider the three major categories of loans -- commercial, real estate and consumer.

     Regions' commercial loan portfolio is highly diversified within the markets served by the Company. Geographically, the largest concentration is the 26% of the portfolio held by banking offices in the state of Alabama. Banking offices in Georgia and Arkansas hold 25% and 20% respectively, of the commercial loan portfolio, followed by Louisiana with 10%, Tennessee with 6%, Florida and Texas with 5% each and South Carolina with 3%. A small portion of these loans is secured by properties outside Regions' banking market areas.

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

     The economy of the northern two-thirds of Georgia is diversified with a strong presence in poultry production, carpet manufacturing, automotive manufacturing related industries, tourism, and various service sector industries. A well developed transportation system has contributed to the growth in north Georgia. This area has experienced rapid population growth and has very favorable household income characteristics, relative to many of Regions' other markets. In recent years, Georgia's population has grown at twice the national rate. Prospects are good for continued strong economic growth and development in this area.

     In the southern region of Georgia, while agriculture is important, other industries play an important role in the economy. Albany and Valdosta, Regions' primary market areas, are hubs for retail trade and health care for the entire south Georgia market. These markets are also home to numerous Fortune 500 Company manufacturing and production facilities.

     The Arkansas economy is supported in part by the forest products industry due to the abundance of corporate owned forests and public lands. In recent years, steel production has become increasingly important to the state's economy.

     Natural resources are very important to the Louisiana economy. Energy and petrochemical industries play a significant role in the economy. Shipping, shipbuilding, and other transportation equipment industries are strong in the state's durable goods industries. Tourism, amusement and recreation, service, and health care industries are also important to the Louisiana economy. Cotton, rice and sugarcane are among Louisiana's most important agricultural commodities.

     The economy along the I-85 corridor in South Carolina continues to be among the fastest growing in the country. This area is home to numerous multinational manufacturers, resulting in one of the highest per capita foreign investment areas in the nation. South Carolina has one of the highest growth rates in personal income in the nation.

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

     From 1996 to 2000, net losses on commercial loans ranged from a low of 0.03% in 1997 to a high of 0.41% in 2000. The higher level of commercial loan losses in 2000, resulted primarily from an $11.4 million charge-off of a single loan to a customer in the steel industry. Excluding the loss associated with this one credit, commercial loan losses would have been down slightly from 1999. Future losses are a function of many variables, of which general economic conditions are the most important. A continuation of moderate economic growth during 2001 in Regions' market areas could result in 2001 net commercial loan losses slightly below the 2000 level.

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

     Real estate construction loans increased $833 million in 2000 to $3.3 billion. At December 31, 2000, these loans represented 10.4% of Regions' total loan portfolio, compared to 6.6% at the end of 1996. Strong economic growth and new development in Regions' market areas have enabled Regions to steadily increase construction loans. Most of the construction loans relate to shopping centers, apartment complexes, commercial buildings and residential property development. These loans are normally secured by land and buildings and are generally backed by commitments for long-term financing from other financial institutions. Real estate construction loans are closely monitored by management, since these loans are generally considered riskier than other types of loans and are particularly vulnerable in economic downturns and in periods of high interest rates. Regions generally requires higher levels of borrower equity investment in addition to other underwriting requirements for this type of lending as compared to other real estate lending. Regions has not been an active lender to real estate developers outside its market areas.

     The loans to businesses for long-term financing of land and buildings are primarily to commercial customers within Regions' markets. Total loans secured by non-farm, non-residential properties totaled $5.2 billion at December 31, 2000. Although some risk is inherent in this type of lending, the Company attempts to minimize this risk by generally making the majority of these type loans only on owner-occupied properties, and by requiring collateral values which exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guaranties of principals of the borrowers.

     Regions also attempts to mitigate the risks of real estate lending by adhering to standard loan underwriting policies and by diversifying the portfolio both geographically within its market area and within industry groups.

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

     From 1996 to 1999, net losses on real estate loans ranged from a high of 0.11% of real estate loans in 1998 and 1999, to a low of 0.01% of real estate loans in 1996. In 2000 real estate loan losses were 0.07% of average real estate loans, primarily as a result of higher commercial real estate loan charge offs. These losses depend, to a large degree, on the level of interest rates, economic conditions and collateral values, and thus, are very difficult to predict. Management expects 2001 net real estate loan losses to be near the 2000 level.

     Regions' consumer loan portfolio consists of $5.1 billion in consumer loans and $858 million in personal lines of credit (including home equity loans). Consumer loans are primarily borrowings of individuals for home improvements, automobiles and other personal and household purposes. Regions' consumer loan portfolio includes $1.2 billion and $1.3 billion in indirect installment loans at December 31, 2000 and 1999, respectively. During the past five years, the ratio of net consumer loan losses to consumer loans ranged from a low of 0.64% in 1996 to a high of 1.09% in 1999. Higher levels of personal bankruptcies in Regions' market areas have contributed to the higher net consumer loan losses in recent years. In 2000, net consumer loan losses declined to 0.82% of average loans, primarily due to improved collection processes. Consumer loan losses are difficult to predict, but historically have tended to increase during periods of recession. Management expects net consumer loan losses in 2001 to be near the 2000 level assuming continued moderate economic growth.

     The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
NON-PERFORMING ASSETS                           2000       1999       1998       1997       1996
---------------------                         --------   --------   --------   --------   --------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Non-performing loans:
  Loans accounted for on a non-accrual
     basis..................................  $197,974   $169,904   $124,718   $138,149   $ 84,219
  Loans contractually past due 90 days or
     more as to principal or interest
     payments (exclusive of non-accrual
     loans).................................    35,903     71,952    134,411     29,020     35,831
  Loans whose terms have been renegotiated
     to provide a reduction or deferral of
     interest or principal because of a
     deterioration in the financial position
     of the borrower (exclusive of
     non-accrual loans and loans past due 90
     days or more)..........................    12,372      8,390      4,550     12,616     11,032
Real estate acquired in settlement of loans
  ("other real estate").....................    28,443     12,662     17,273     20,511     21,099
                                              --------   --------   --------   --------   --------
          Total.............................  $274,692   $262,908   $280,952   $200,296   $152,181
                                              ========   ========   ========   ========   ========
Non-performing assets as a percentage of
  loans and other real estate...............       .87%       .93%      1.15%      0.91%      0.83%

     The following analysis presents a five year history of the allowance for loan losses and loan loss data:

                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Allowance for loan losses:
Balance at beginning of year....  $   338,375   $   315,412   $   304,223   $   253,248   $   231,390
Loans charged off:
  Commercial....................       51,617        35,589        24,214        15,534         9,561
  Real estate...................       13,673        15,781        13,366         7,174         4,217
  Installment...................       66,456        77,867        56,159        65,571        38,198
                                  -----------   -----------   -----------   -----------   -----------
          Total.................      131,746       129,237        93,739        88,279        51,976
Recoveries:
  Commercial....................       15,639        12,934        10,473        14,265         8,121
  Real estate...................        2,750         1,109         1,655         3,879         3,484
  Installment...................       19,249        16,006        15,201        14,027         9,933
                                  -----------   -----------   -----------   -----------   -----------
          Total.................       37,638        30,049        27,329        32,171        21,538
Net loans charged off:
  Commercial....................       35,978        22,655        13,741         1,269         1,440
  Real estate...................       10,923        14,672        11,711         3,295           733
  Installment...................       47,207        61,861        40,958        51,544        28,265
                                  -----------   -----------   -----------   -----------   -----------
          Total.................       94,108        99,188        66,410        56,108        30,438
Allowance of acquired banks.....        5,142         8,493        17,094        17,420         6,270
Provision charged to expense....      127,099       113,658        60,505        89,663        46,026
                                  -----------   -----------   -----------   -----------   -----------
Balance at end of year..........  $   376,508   $   338,375   $   315,412   $   304,223   $   253,248
                                  ===========   ===========   ===========   ===========   ===========

                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Average loans outstanding:
  Commercial....................  $ 8,811,864   $ 7,661,595   $ 7,060,917   $ 4,536,710   $ 3,583,628
  Real estate...................   15,595,695    13,144,153    10,479,084    10,768,271     9,318,457
  Installment...................    5,723,249     5,672,601     5,839,316     5,231,008     4,427,377
                                  -----------   -----------   -----------   -----------   -----------
          Total.................  $30,130,808   $26,478,349   $23,379,317   $20,535,989   $17,329,462
                                  ===========   ===========   ===========   ===========   ===========
Net charge-offs as percent of
  average loans outstanding:
  Commercial....................          .41%          .30%          .19%          .03%          .04%
  Real estate...................          .07           .11           .11           .03           .01
  Installment...................          .82          1.09           .70           .99           .64
          Total.................          .31           .37           .28           .27           .18
Net charge-offs as percent of:
  Provision for loan losses.....         74.0%         87.3%        109.8%         62.6%         66.1%
  Allowance for loan losses.....         25.0          29.3          21.1          18.4          12.0
Allowance as percentage of
  loans, net of unearned
  income........................         1.20%         1.20%         1.29%         1.39%         1.38%
Provision for loan losses (net
  of tax effect) as percentage
  of net income.................         15.1%         13.5%          9.0%         14.1%          9.0%

     At December 31, 2000, non-accrual loans totaled $198.0 million or 0.63% of loans, compared to $169.9 million or 0.60% of loans at December 31, 1999. The increase in non-accrual loans at December 31, 2000, was primarily due to increased levels of commercial loans being placed on non-accrual status. Commercial loans comprised $70.3 million of the 2000 total, with real estate loans accounting for $111.4 million and consumer loans $16.3 million.

     Loans contractually past due 90 days or more were 0.11% of total loans at December 31, 2000, compared to 0.26% of total loans at December 31, 1999. Since December 31, 1999, loan delinquencies have declined primarily due to improvements in loan collection processes during 2000. Loans past due 90 days or more at December 31, 2000, consisted of $18.1 million in commercial and real estate loans and $17.8 million in consumer loans.

     Renegotiated loans were 0.04% and 0.03% of loans at December 31, 2000 and 1999, respectively. Renegotiated loans have remained at relatively low levels over the last five years, as a result of paydowns and payoffs on renegotiated loans, which were added by acquisitions.

     Other real estate declined from 1996 to 1999, but increased to $28.4 million at December 31, 2000, from $12.7 million at December 31, 1999. Other real estate, added through the normal course of business and by acquisitions in 2000, was partially offset by sales of other real estate. From 1996 through 1999, other real estate declined due to increased sales of parcels of other real estate, combined with fewer additions. Other real estate is recorded at the lower of (1) the recorded investment in the loan or (2) the estimated net realizable value of the collateral. Although Regions does not anticipate material loss upon disposition of other real estate, sustained periods of adverse economic conditions, substantial declines in real estate values in Regions' markets, actions by bank regulatory agencies, or other factors, could result in additional loss from other real estate.

     The amount of interest income earned in 2000 on the $198.0 million of non-accruing loans outstanding at year end was approximately $7.5 million. If these loans had been current in accordance with their original terms, approximately $21.1 million would have been earned on these loans in 2000. Approximately $1.1 million in interest income would have been earned in 2000 under the original terms of the $12.4 million in renegotiated loans outstanding at December 31, 2000. Approximately $846,000 in interest income was actually earned in 2000 on these loans.

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

     The commercial, real estate and consumer loan portfolios are highly diversified in terms of industry concentrations. The following table shows the largest concentrations in terms of the customer's Standard Industrial Classification Code at December 31, 2000:

                                                       2000                          1999
                                            ---------------------------   ---------------------------
                                                                   %                             %
                                                        % OF     NON-                 % OF     NON-
STANDARD INDUSTRIAL CLASSIFICATION           AMOUNT     TOTAL   ACCRUAL    AMOUNT     TOTAL   ACCRUAL
----------------------------------          ---------   -----   -------   ---------   -----   -------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
Individuals...............................  $17,560.1    55.8%    0.5%    $15,181.7    53.8%    0.5%
Services:
  Physicians..............................      288.3     0.9     0.3         200.4     0.7     0.1
  Business services.......................      209.8     0.7     0.0         149.5     0.5     1.4
  Religious organizations.................      343.6     1.1     0.6         293.1     1.0     0.9
  Legal services..........................       98.9     0.3     0.7          89.3     0.3     0.6
  All other services......................    2,728.3     8.7     0.9       1,910.2     6.9     0.5
                                            ---------   -----             ---------   -----
          Total services..................    3,668.9    11.7     0.8       2,642.5     9.4     0.6
Manufacturing:
  Electrical equipment....................       93.6     0.3     0.1          62.2     0.2     0.0
  Food and kindred products...............       38.5     0.1     1.3          57.8     0.2     0.0
  Rubber and plastic products.............       31.6     0.1     3.5          35.2     0.1     3.2
  Lumber and wood products................      188.4     0.6     0.4         129.1     0.5     0.0
  Fabricated metal products...............      169.6     0.5     0.5          88.7     0.3     0.3
  All other manufacturing.................      669.4     2.1     1.8         642.3     2.3     3.2
                                            ---------   -----             ---------   -----
          Total manufacturing.............    1,191.1     3.7     1.3       1,015.3     3.6     2.2
Wholesale trade...........................      689.9     2.2     0.6         649.6     2.3     0.3
Finance, insurance and real estate:
  Real estate.............................    1,349.4     4.3     0.9       1,840.7     6.5     0.7
  Banks and credit agencies...............      149.6     0.5     0.0         283.2     1.0     0.2
  All other finance, insurance and real
     estate...............................    2,402.4     7.6     0.1       1,249.6     4.4     0.4
                                            ---------   -----             ---------   -----
          Total finance, insurance and
            real estate...................    3,901.4    12.4     0.3       3,373.5    11.9     0.5
Construction:
  Residential building construction.......      576.6     1.8     0.7         541.5     1.9     0.3
  General contractors and builders........      764.7     2.4     1.8         486.9     1.7     0.1
  All other construction..................      348.5     1.1     1.6         324.2     1.1     1.6
                                            ---------   -----             ---------   -----
          Total construction..............    1,689.8     5.3     1.4       1,352.6     4.7     0.6
Retail trade:
  Automobile dealers......................      514.8     1.6     0.1         251.8     0.9     0.1
  All other retail trade..................      706.8     2.3     0.9         805.5     2.9     0.6
                                            ---------   -----             ---------   -----
          Total retail trade..............    1,221.6     3.9     0.5       1,057.3     3.8     0.5
Agriculture, forestry and fishing.........      527.9     1.7     1.4         510.3     1.8     1.5
Transportation, communication, electrical,
  gas and sanitary........................      448.5     1.4     0.9         408.4     1.4     0.1
Mining (including oil and gas
  extraction).............................       50.2     0.2     1.9          40.1     0.1     9.0
Public administration.....................        0.0     0.0     0.0         113.1     0.4     0.0

                                                       2000                          1999
                                            ---------------------------   ---------------------------
                                                                   %                             %
                                                        % OF     NON-                 % OF     NON-
STANDARD INDUSTRIAL CLASSIFICATION           AMOUNT     TOTAL   ACCRUAL    AMOUNT     TOTAL   ACCRUAL
----------------------------------          ---------   -----   -------   ---------   -----   -------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
Revolving credit loans....................        0.0     0.0     0.0         335.4     1.2     0.0
Other.....................................      523.3     1.7     1.5       1,541.4     5.6     0.3
                                            ---------   -----             ---------   -----
          Total...........................  $31,472.7   100.0%    0.6%    $28,221.2   100.0%    0.6%
                                            =========   =====             =========   =====

INTEREST-BEARING DEPOSITS IN OTHER BANKS

     Interest-bearing deposits in other banks are used primarily as temporary investments. These assets generally have short-term maturities. This category of earning assets decreased from $144.0 million at December 31, 1998, to $9.7 million at December 31, 1999 and to $3.2 million at December 31, 2000. During 1999 and 2000, maturities from these assets were reinvested in alternative investments, resulting in the declining balance over the past two years.

SECURITIES

     The following table shows the carrying values of securities as follows:

                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Investment securities:
  U.S. Treasury & Federal agency securities................  $2,573,461   $2,639,214   $2,371,412
  Obligations of states and political subdivisions.........     670,252      635,034      565,095
  Mortgage-backed securities...............................     295,477      380,677      188,607
  Other securities.........................................          12      399,354           -0-
                                                             ----------   ----------   ----------
          Total............................................  $3,539,202   $4,054,279   $3,125,114
                                                             ==========   ==========   ==========
Securities available for sale:
  U.S. Treasury & Federal agency securities................  $  785,537   $  568,561   $  956,162
  Obligations of states and political subdivisions.........     142,073      158,260      168,493
  Mortgage-backed securities...............................   4,255,433    5,973,995    3,574,590
  Other securities.........................................       1,294        3,336        6,592
  Equity securities........................................     270,632      154,613      138,186
                                                             ----------   ----------   ----------
          Total............................................  $5,454,969   $6,858,765   $4,844,023
                                                             ==========   ==========   ==========

     Total securities decreased $1.9 billion or 18% in 2000. This decline resulted from the sale of $1.4 billion of available for sale securities in addition to maturities of securities not being reinvested in this category of earning assets. U.S. Treasury and Federal agency securities increased $151 million. Obligations of states and political subdivisions increased $19 million. Mortgage-backed securities decreased $1.8 billion in 2000 due to the previously discussed sale of securities and other maturities.

     In 1999, total securities increased $2.9 billion or 37%. U.S. Treasury and Federal agency securities decreased $120 million. Mortgage-backed securities increased $2.6 billion due to acquisition activity and the $1.3 billion securitization of mortgage loans previously discussed. Obligations of states and political subdivisions increased $59.7 million or 8% in 1999. Other securities were up significantly in 1999 due to the investing of excess liquidity in various short-term securities.

     Regions' investment portfolio policy stresses quality and liquidity. At December 31, 2000, the average maturity of U.S. Treasury and Federal agency securities was 4.1 years and that of obligations of states and political subdivisions was 7.1 years. The average expected maturity of mortgage-backed securities was 4.2 years and other securities had an average contractual maturity of 5.2 years. Overall, the average maturity of the portfolio was 13.8 years using contractual maturities and 4.4 years using expected maturities. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     The estimated fair market value of Regions' investment securities portfolio at December 31, 2000, was $2.9 million below the amount carried on Regions' books. Regions' securities available for sale portfolio at December 31, 2000, included net unrealized gains of $1.4 million. Regions' investment securities and securities available for sale portfolios included gross unrealized gains of $36.5 million and gross unrealized losses of $38.0 million at December 31, 2000. Market values of these portfolios vary significantly as interest rates change; however, management expects normal maturities from the securities portfolios to meet liquidity needs.

     Of Regions' tax-free securities rated by Moody's Investors Service, Inc., 97% are rated "A" or better. The portfolio is carefully monitored to assure no unreasonable concentration of securities in the obligations of a single debtor, and current credit reviews are conducted on each security holding.

     The following table shows the maturities of securities (excluding equity securities) at December 31, 2000, the weighted average yields and the taxable equivalent adjustment used in calculating the yields:

                                                          SECURITIES MATURING
                                      -----------------------------------------------------------
                                                 AFTER ONE    AFTER FIVE
                                       WITHIN    BUT WITHIN   BUT WITHIN     AFTER
                                      ONE YEAR   FIVE YEARS   TEN YEARS    TEN YEARS     TOTAL
                                      --------   ----------   ----------   ---------   ----------
                                                            (IN THOUSANDS)
Investment securities:
  U.S. Treasury and Federal agency
     securities.....................  $ 26,429   $1,936,794   $  610,018   $    220    $2,573,461
  Obligations of states and
     political subdivisions.........    30,655      130,639      245,569    263,389       670,252
  Mortgage-backed securities........     6,493       48,795      240,189         -0-      295,477
  Other securities..................        -0-           3            6          3            12
                                      --------   ----------   ----------   --------    ----------
          Total.....................  $ 63,577   $2,116,231   $1,095,782   $263,612    $3,539,202
                                      ========   ==========   ==========   ========    ==========
  Weighted average yield............      7.99%        6.44%        6.65%      7.95%         6.64%
Securities available for sale:
  U.S. Treasury and Federal agency
     securities.....................  $ 44,586   $  671,114   $   69,837   $     -0-   $  785,537
  Obligations of states and
     political subdivisions.........    18,005       61,399       42,787     19,882       142,073
  Mortgage-backed securities........    90,716    3,491,552      500,240    172,925     4,255,433
  Other securities..................       456          450          208        180         1,294
                                      --------   ----------   ----------   --------    ----------
          Total.....................  $153,763   $4,224,515   $  613,072   $192,987    $5,184,337
                                      ========   ==========   ==========   ========    ==========
  Weighted average yield............      6.50%        6.41%        6.57%      6.98%         6.61%
Taxable equivalent adjustment for
  calculation of yield..............  $  1,167   $    4,606   $    6,917   $  6,795    $   19,485

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

     The securities portfolio is one of Regions' primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs (see previous table on Securities Maturing). Maturities in the loan portfolio also provide a steady flow of funds (see previous table on Loans Maturing). At December 31, 2000, commercial loans, real estate construction loans and commercial mortgage loans with an aggregate balance of $6.3 billion, as well as securities of $217 million, were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, the Company's high levels of net operating earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions' liquidity also continues to be enhanced by a relatively stable deposit base.

     The loan to deposit ratio increased from 85.95% at December 31, 1998, to 93.85% at December 31, 1999, and 97.98% at December 31, 2000, due to strong internal loan growth and acquisitions.

     As shown in the Consolidated Statement of Cash Flows, operating activities provided significant levels of funds in 1999 and 2000, due primarily to high levels of net income. Operating activities were a net user of funds in 1998 as net income, mortgage loans held for sale and other assets increased and other liabilities decreased. Investing activities, primarily in loans and securities, were a net user of funds in all three years. Strong loan growth over the last three years has required a significant amount of funds for investing activities. Funds needed for investing activities were provided primarily by deposits, purchased funds, and borrowings. Financing activities provided more funds in 1999 due to more reliance on short and long-term borrowings. In 2000, a significant portion of the short-term borrowings were repaid using proceeds from the sale of securities available for sale and from deposit growth. Cash dividends and the open-market purchase of the Company's common stock, a portion of which was reissued in connection with specific purchase acquisitions, also required funds in 1998, 1999 and 2000. Funds needed for the pending acquisition as of December 31, 2000, are expected to be provided by short-term and long-term borrowings.

     Standard & Poor's Corporation has assigned high quality ratings to Regions Bank's certificates of deposit. Regions Bank's short-term certificates of deposit are rated "A-1" by Standard & Poor's Corporation and long-term certificates of deposit are rated "A+".

     Moody's Investors Service has also given similar quality ratings to Regions Bank's short- and long-term debt and certificates of deposit. Short-term debt and certificates of deposit are rated "P-1" and long-term debt and certificates of deposit are rated "Aa3".

     Fitch IBCA has rated Regions Bank's short-term debt and certificates of deposits "F1+" and Regions Bank's long-term debt and certificates of deposits "AA-".

     The $200 million in subordinated debt issued by Regions and outstanding at December 31, 2000, is rated "A-" by Standard & Poor's Corporation, "A2" by Moody's Investors Service, and "A" by Fitch IBCA.

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

DEPOSITS

     Deposits are Regions' primary source of funds, providing funding for 79% of average earning assets in 2000 and 1999. During the last four years, average total deposits grew at a compound annual rate of 11%. Average deposits grew $2.7 billion or 11% in 1998, $2.1 billion or 8% in 1999 and $2.9 billion or 10% in 2000. Acquisitions contributed average deposit growth of $1.5 billion in 1998, $495 million in 1999 and $427 million in 2000.

     Regions faces stiff competition from other banking and financial services companies for a share of the deposit market. Regions' ability to compete in the deposit market depends heavily on how effectively the company meets customers' needs. Regions employs both traditional and non-traditional means to meet customers' needs and enhance competitiveness. The traditional means include: providing well-designed products, providing a high level of customer service, providing attractive pricing and expanding the traditional branch network to provide convenient branch locations for customers throughout the Southern United States. Regions also employs non-traditional approaches to enhance its competitiveness. These include: providing centralized, high quality telephone banking services and alternative product delivery channels like internet banking. Regions' success at competing for deposits is discussed below.

     Average non-interest bearing deposits have grown at a compound growth rate of 9% since 1997. This category of deposits grew 7% in 1998 and 19% in 1999 but only 1% in 2000. Despite minimal growth in 2000, non-interest bearing deposits continue to be a significant funding source for Regions, accounting for 14%, 16% and 14% of average total deposits in 1998, 1999 and 2000 respectively.

     During 1998, 1999 and 2000, the rate paid on savings accounts was less attractive to customers, relative to other investment alternatives. As a result, savings accounts have decreased at a 4% compound growth rate since 1997. Savings increased 3% in 1998, but declined 4% in 1999 and 10% in 2000. Management expects savings accounts to continue to be a stable funding source, but does not expect any significant growth given the current interest rate environment. In 2000, savings accounts accounted for 4% of average total deposits.

     During 1998, 1999 and 2000, interest-bearing transaction accounts decreased 3%, 49% and 12%, respectively due to less attractive rates relative to other investment alternatives. During 1999 and 2000, interest-bearing transaction accounts accounted for 2% and 1%, respectively, of average total deposits.

     Money market savings products continue to be Regions' fastest growing deposits, increasing at a compound annual rate of 20% since 1997. Customers have responded to Regions' competitive money market savings products by continuing to invest in these accounts. The results are increases in average balances of 28% in 1998, 20% in 1999 and 12% in 2000. Money market savings products are one of Regions' most significant funding sources, accounting for 28% of average total deposits in 1998, 31% of average total deposits in 1999 and 32% of average total deposits in 2000.

     Certificates of deposit of $100,000 or more increased only 2% in 1998, but increased 20% in 1999 due to their increased use as a funding source. In 2000, certificates of deposit of $100,000 or more increased 6%. Since 1997, certificates of deposit of $100,000 or more have increased at a compound annual rate of 9%, and in 2000 accounted for 14% of average total deposits.

     Other interest-bearing deposits (certificates of deposit of less than $100,000 and time open accounts) increased 8% in 1998, declined 3% in 1999 but increased 18% in 2000. This category of deposits continues to be one of Regions' primary funding sources; it accounted for 34% of average total deposits in 2000, up from 32% of average total deposits in 1999. Wider pricing spreads in 1998 made this category of deposits attractive relative to other investment alternatives; however, those spreads narrowed in 1999 resulting in a balance decline. In 2000, new deposit products and higher rates resulted in higher balances in this category.

     The sensitivity of Regions' deposit rates to changes in market interest rates is reflected in the Company's average interest rate paid on interest-bearing deposits (see table following on Average Rates Paid). During 1998 and early 1999, market interest rates generally declined but increased in the last half of 1999 and throughout 2000. While Regions' average interest rate paid on interest-bearing deposits follows these trends, a lag period exists between the change in market rates and the repricing of the deposits. The rate paid on interest-bearing deposits decreased from 4.63% in 1997, to 4.61% in 1998 and 4.32% in 1999 but increased to 5.03% in 2000.

     A detail of interest-bearing deposit balances at December 31, 2000 and 1999, and the interest expense on these deposits for the three years ended December 31, 2000, is presented in Note H to the consolidated financial statements.

     The following table presents the detail of interest-bearing deposits and maturities of the larger time deposits:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing deposits of less than $100,000.............  $22,848,236   $20,341,509
Time deposits of $100,000 or more, maturing in:
  3 months or less..........................................    1,116,456     2,079,337
  over 3 through 6 months...................................      704,118     1,012,082
  over 6 through 12 months..................................    1,700,906     1,523,715
  over 12 months............................................    1,139,892       612,758
                                                              -----------   -----------
     Total..................................................    4,661,372     5,227,892
                                                              -----------   -----------
          Total.............................................  $27,509,608   $25,569,401
                                                              ===========   ===========

     The following table presents the average amounts of deposits outstanding by category for the three years ended December 31, 2000:

                                                             AVERAGE AMOUNTS OUTSTANDING
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
                                                                   (IN THOUSANDS)
Non-interest-bearing demand deposits..............    $ 4,561,900    $ 4,520,405    $ 3,812,177
Interest-bearing transaction accounts.............        405,404        458,094        890,911
Savings accounts..................................      1,329,580      1,477,688      1,546,737
Money market savings accounts.....................     10,160,829      9,095,569      7,590,604
Certificates of deposit of $100,000 or more.......      4,464,330      4,218,828      3,524,889
Other interest-bearing deposits...................     10,918,949      9,215,075      9,528,586
                                                      -----------    -----------    -----------
          Total interest-bearing deposits.........     27,279,092     24,465,254     23,081,727
                                                      -----------    -----------    -----------
          Total deposits..........................    $31,840,992    $28,985,659    $26,893,904
                                                      ===========    ===========    ===========

     The following table presents the average rates paid on deposits by category for the three years ended December 31, 2000:

                                                                 AVERAGE RATES PAID
                                                                --------------------
                                                                2000    1999    1998
                                                                ----    ----    ----
Interest-bearing transaction accounts.......................    4.04%   4.22%   3.47%
Savings accounts............................................    1.51    1.61    2.17
Money market savings accounts...............................    4.20    3.27    3.48
Certificates of deposit of $100,000 or more.................    6.08    5.36    5.70
Other interest-bearing deposits.............................    5.84    5.32    5.62
          Total interest-bearing deposits...................    5.03%   4.32%   4.61%

BORROWED FUNDS

     Regions' short-term borrowings consist of federal funds purchased and security repurchase agreements, commercial paper, Federal Home Loan Bank borrowings and other short-term borrowings.

     Federal funds purchased and security repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and security repurchase agreements totaled $2.0 billion and $5.6 billion at December 31, 2000 and 1999, respectively. Balances in these accounts can fluctuate significantly on a day-to-day basis. The average daily balance of federal funds purchased and security repurchase agreements, net of federal funds sold and security reverse repurchase agreements, increased $2.2 billion in 1999 but decreased $456 million in 2000. The 1999 increase resulted from increased reliance on purchased funds to support earning asset growth. The decline in 2000 resulted from paydowns of purchased fund positions funded by the sale of the credit card portfolio, the sale of available for sale securities and increased utilization of alternative longer term funding.

     Throughout 1999 and 2000, Regions utilized Federal Home Loan Bank structured notes as a short-term funding source, primarily due to their favorable interest rate. These structured notes have a stated ten year maturity but are callable, at the option of the Federal Home Loan Bank, at various times less than one year. Because of the call feature, the structured notes are considered short term. As of December 31, 2000, $1.1 billion of structured notes were outstanding compared to $950 million as of December 31, 1999.

     Historically, Regions has utilized traditional Federal Home Loan Bank advances as a short-term funding source, in addition to the structured notes. As of December 31, 1999, $600 million of Federal Home Loan Bank advances were outstanding. The average rate on these borrowings in 1999, was 6.1%. No advances were outstanding as of December 31, 2000.

     During 1999, Regions' mortgage banking affiliate established a line of credit with an unaffiliated bank. As of December 31, 1999, $400 million was outstanding under this agreement with an interest rate of 8.5%. This line of credit expired in 2000 and thus no balance was outstanding as of December 31, 2000. Regions' broker/dealer subsidiary maintains a line of credit with an unaffiliated bank. As of December 31, 2000, $7.8 million was outstanding under this agreement with an interest rate of 6.9%.

     At December 31, 2000, $27.8 million in commercial paper was outstanding, compared to $56.8 million at December 31, 1999 and 1998. The Company issues commercial paper through its private placement commercial paper program. Company policy limits total commercial paper outstanding, at any time, to $75 million. The level of commercial paper outstanding depends on the funding requirements of the Company and the cost of commercial paper compared to alternative borrowing sources.

     Other short-term borrowings decreased $2.8 million from December 31, 1999 to December 31, 2000, primarily due to a decline in Treasury tax and loan notes. The remaining balance in other short-term borrowings consists of a short sale liability, which is frequently used by Regions' broker/dealer subsidiary to offset other market risks, which are undertaken in the normal course of business.

     Regions' long-term borrowings consist primarily of subordinated notes, Federal Home Loan Bank borrowings and other long-term notes payable.

     Federal Home Loan Bank long-term advances increased $344 million in 2000 due to favorable rates as compared to other funding sources with similar terms. Membership in the Federal Home Loan Bank system provides access to an additional source of lower-cost funds.

     During 1999 and 2000, Regions utilized Federal Home Loan Bank structured notes with call periods in excess of one year. These structured notes have a stated ten year maturity but are callable, at the option of the Federal Home Loan Bank, between one and two years. As of December 31, 2000, $3.6 billion of long-term Federal Home Loan Bank advances were outstanding as compared to $1.2 billion in 1999

     Other long-term notes payable consist of notes payable on certain of the Company's low-income housing partnership investments, redeemable trust preferred securities, notes issued to former stockholders of acquired banks, notes for equipment financing, and miscellaneous notes payable. Other long-term borrowings declined $17.0 million in 2000 as certain notes payable of acquired companies matured.

STOCKHOLDERS' EQUITY

     Over the past three years, stockholders' equity has increased at a compound annual growth rate of 8.9%. Stockholders' equity has grown from $2.7 billion at the beginning of 1998 to $3.5 billion at year-end 2000. Internally generated retained earnings contributed $823 million of this growth and $58 million was attributable to the exercise of stock options and to the issuance of stock for employee incentive plans. Offsetting these increases were treasury stock repurchases net of equity issued in connection with acquisitions totaling $88 million and $14 million attributable to decreases in other components of equity. The internal capital generation rate (net income less dividends as a percentage of average stockholders' equity) was 8.9% in 2000, compared to 9.9% in 1999 and 8.0% in 1998.

     Regions' ratio of stockholders' equity to total assets was 7.92% at December 31, 2000, compared to 7.18% at December 31, 1999, and 8.15% at December 31, 1998. Regions' capital level is a source of strength and provides flexibility for future growth.

     Regions and its bank subsidiary are required to comply with capital adequacy standards established by banking regulatory agencies. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

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

     The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at December 31, 2000, substantially exceeded all regulatory requirements.

BANK REGULATORY CAPITAL REQUIREMENTS

                                                                MINIMUM
                                                              REGULATORY       REGIONS AT
                                                              REQUIREMENT   DECEMBER 31, 2000
                                                              -----------   -----------------
Tier 1 capital to risk-adjusted assets......................     4.00%             9.14%
Total risk-based capital to risk-adjusted assets............     8.00             11.44
Tier 1 leverage ratio.......................................     3.00              6.90

     At December 31, 2000, Tier 1 capital totaled $3.0 billion, total risk-based capital totaled $3.7 billion, and risk-adjusted assets totaled $32.6 billion.

     Total capital at the bank affiliate also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized can be subject to higher rates for FDIC insurance. As of December 31, 2000, Regions' banking affiliate had the requisite capital levels to qualify as well capitalized.

     Regions attempts to balance the return to stockholders through the payment of dividends, with the need to maintain strong capital levels for future growth opportunities. In 2000, Regions returned 45% of earnings to its stockholders in the form of dividends. Total dividends declared by Regions in 2000 were $238.4 million or $1.08 per share, an increase of 8% from the $1.00 per share in 1999.

     In January 2001, the Board of Directors declared a 4% increase in the quarterly cash dividend from $.27 to $.28 per share. This is the 30th consecutive year that Regions has increased cash dividends.

     The following table shows the percentage distribution of Regions' consolidated average balances of assets, liabilities and stockholders' equity for the five years ended December 31, 2000:

                                                         2000    1999    1998    1997    1996
                                                         -----   -----   -----   -----   -----
                                            ASSETS
Earning assets:
  Taxable securities...................................   20.1%   20.8%   19.0%   18.4%   20.3%
  Non-taxable securities...............................    1.9     1.9     2.1     2.6     2.6
  Federal funds sold...................................    0.2     0.2     0.9     1.0     0.8
  Loans (net of unearned income):
     Commercial........................................   20.5    19.3    20.7    15.4    14.2
     Real estate.......................................   36.4    33.2    30.8    36.5    36.6
     Installment.......................................   13.3    14.4    17.1    17.7    17.4
                                                         -----   -----   -----   -----   -----
          Total loans..................................   70.2    66.9    68.6    69.6    68.2
     Allowance for loan losses.........................   (0.8)   (0.8)   (0.9)   (1.0)   (1.0)
                                                         -----   -----   -----   -----   -----
          Net loans....................................   69.4    66.1    67.7    68.6    67.2
     Other earning assets..............................    1.0     3.0     2.3     1.1     1.1
                                                         -----   -----   -----   -----   -----
          Total earning assets.........................   92.6    92.0    92.0    91.7    92.0
Cash and due from banks................................    2.6     3.1     3.0     3.4     3.2
Other non-earning assets...............................    4.8     4.9     5.0     4.9     4.8
                                                         -----   -----   -----   -----   -----
          Total assets.................................  100.0%  100.0%  100.0%  100.0%  100.0%
                                                         =====   =====   =====   =====   =====
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing.................................   10.6%   11.4%   11.2%   12.1%   11.7%
  Interest-bearing.....................................   63.6    61.8    67.8    69.8    71.0
                                                         -----   -----   -----   -----   -----
          Total deposits...............................   74.2    73.2    79.0    81.9    82.7
Borrowed funds:
  Short-term...........................................   10.3    16.4     9.9     6.5     5.5
  Long-term............................................    7.2     1.7     1.3     1.7     2.3
                                                         -----   -----   -----   -----   -----
          Total borrowed funds.........................   17.5    18.1    11.2     8.2     7.8
Other liabilities......................................    0.8     1.0     1.3     1.2     1.0
                                                         -----   -----   -----   -----   -----
          Total liabilities............................   92.5    92.3    91.5    91.3    91.5
Stockholders' equity...................................    7.5     7.7     8.5     8.7     8.5
                                                         -----   -----   -----   -----   -----
          Total liabilities and stockholders' equity...  100.0%  100.0%  100.0%  100.0%  100.0%
                                                         =====   =====   =====   =====   =====

OPERATING RESULTS

     Net income increased less than 1% in 2000 but increased 25% in 1999. Operating income, net income excluding the merger and consolidation expenses incurred in 1998 (see Note U to the consolidated financial statements) and the net gain recognized on the sale of the credit card portfolio and available for sale securities (see Notes D and C to the consolidated financial statements) in 2000, increased 5% in 1999 but declined 3% in 2000. The accompanying table presents the dollar amount and percentage change in the important components of income that occurred in 1999 and 2000.

SUMMARY OF CHANGES IN OPERATING RESULTS

                                                                INCREASE (DECREASE)
                                                        -----------------------------------
                                                         2000 COMPARED      1999 COMPARED
                                                            TO 1999            TO 1998
                                                        ---------------    ----------------
                                                         AMOUNT      %      AMOUNT       %
                                                        --------    ---    ---------    ---
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Net interest income...................................  $(37,058)   (3)%   $ 101,037     8%
  Provision for loan losses...........................    13,441    12        53,153    88
                                                        --------           ---------
Net interest income after provision for loan losses...   (50,499)   (4)       47,884     4
Non-interest income:
  Trust department income.............................     4,241     8        (1,784)   (3)
  Service charges on deposit accounts.................    36,686    19        23,640    14
  Mortgage servicing and origination fees.............   (20,386)  (20)       (8,437)   (8)
  Securities transactions.............................   (40,088)   NM        (6,842)   NM
  Other...............................................    83,616    45        55,867    43
                                                        --------           ---------
          Total non-interest income...................    64,069    12        62,444    13
Non-interest expense:
  Salaries and employee benefits......................    37,288     7        23,160     4
  Net occupancy expense...............................     9,040    15        (1,252)   (2)
  Furniture and equipment expense.....................     2,200     3         3,418     5
  FDIC insurance expense..............................    (1,487)  (23)          740    13
  Merger and consolidation expenses...................        -0-   NM      (121,438)   NM
  Other...............................................     9,829     3        55,976    18
                                                        --------           ---------
          Total non-interest expense..................    56,870     5       (39,396)   (4)
                                                        --------           ---------
          Income before income taxes..................   (43,300)   (6)      149,724    24
Applicable income taxes...............................   (45,437)  (18)       46,050    22
                                                        --------           ---------
          Net income..................................  $  2,137     0%    $ 103,674    25%
                                                        ========           =========
          Operating income............................  $(15,665)   (3)%   $  22,962     5%
                                                        ========           =========

NET INTEREST INCOME

     Net interest income (interest income less interest expense) is Regions' principal source of income. Net interest income decreased 3% in 2000 but increased 8% in 1999. On a taxable equivalent basis, net interest income decreased 2% in 2000 but increased 8% in 1999. The table on page 39 provides additional information to analyze the changes in net interest income.

     In 1999, growth in interest-earning assets and interest-bearing liabilities contributed to the increase in net interest income. During 1999, average interest-earning assets grew 16% and average interest-bearing liabilities grew 18%. Growth in earning assets typically increases net interest income due to the positive spread between earning asset yields and interest-bearing liability rates. However in 2000, with earning asset growth of only 2%, unfavorable changes in interest-bearing liability rates resulted in lower net interest income.

     Regions measures its ability to produce net interest income with a ratio called the interest margin. The interest margin is net interest income (on a taxable equivalent basis) as a percentage of average earning assets.

The interest margin decreased from 4.25% in 1998 to 3.94% in 1999 and to 3.55% in 2000. Changes in the interest margin occur primarily due to two factors: (1) the interest rate spread (the difference between the taxable equivalent yield on earning assets and the rate on interest-bearing liabilities) and (2) the percentage of earning assets funded by interest-bearing liabilities.

     The first factor affecting Regions' interest margin is the interest rate spread. Regions' average interest rate spread was 3.54% in 1998, 3.31% in 1999 and 2.84% in 2000. Market interest rates, both the level of rates and the slope of the yield curve (the spread between short-term rates and longer-term rates), affect the interest rate spread by influencing the pricing on most categories of Regions' interest-earning assets and interest-bearing liabilities.

     In 1998, the Fed reduced the Federal Funds rate to 4.75% in a series of rate reductions in the second half of the year. There were three 25 basis point rate increases by the Fed in the last half of 1999 resulting in a 5.50% Federal funds rate at the end of 1999. Throughout the first six months of 2000, the Fed raised the Federal Funds rate three times totaling 100 basis points resulting in a rate of 6.50%.

     Regions' interest-earning asset yields and interest-bearing liability rates were both higher in 2000 compared to 1999 reflecting the rising market interest rates experienced in 2000. As market interest rates rose in 2000, Regions' interest-bearing liabilities rates increased faster than did interest-earning assets yields. The interest rate spread contracted in 2000 because interest-earning asset yields increased 47 basis points less than did interest-bearing liability rates.

     The mix of earning assets can also affect the interest rate spread. During 2000, loans, which are typically Regions' highest yielding earning asset, increased as a percentage of earning assets partially mitigating the effects of changing earning asset yields and interest-bearing liability rates. Average loans as a percentage of earning assets were 72% in 1999 and 75% in 2000.

     The second factor affecting the interest margin is the percentage of earning assets funded by interest-bearing liabilities. Funding for Regions' earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities and stockholders' equity. The net spread on earning assets funded by non-interest-bearing liabilities and stockholders' equity is higher than the net spread on earning assets funded by interest-bearing liabilities. The percentage of earning assets funded by interest-bearing liabilities was 85% in 1998, 86% in 1999 and 87% in 2000. The changes in the percentage of earning assets funded by interest-bearing liabilities had a negative effect on net interest income in 1999 and 2000. The trend has been for a greater percentage of new funding for earning assets to come from interest-bearing sources. Management expects this trend to continue.

MARKET RISK -- INTEREST RATE SENSITIVITY

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Regions' primary market risk is interest rate risk.

     The primary objective of Asset/Liability Management at Regions is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets, rate sensitive liabilities and off-balance sheet interest rate hedges. The relationship of rate sensitive earning assets to rate sensitive liabilities, adjusted for the effect of off-balance sheet hedges (interest rate sensitivity), is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 2000, approximately 52% of earning assets and 60% of the funding for these earning assets are scheduled to be repriced to current market rates at least once during 2001.

     The accompanying table shows Regions' rate sensitive position at December 31, 2000, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next 12 months approximately $3.3 billion more interest-bearing liabilities than earning assets can be repriced to current market rates at least once. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at December 31, 2000, was 0.86, indicating a "liability sensitive" position. However, this ratio is only one of the tools that management uses to measure rate sensitivity.

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

     Another reason for the lack of volatility in net interest income is that Regions' loan and security portfolios contain fixed-rate mortgage-related products, including whole loans, mortgage-backed securities and collateralized mortgage obligations having amortization and cash flow characteristics that vary with the level of market interest rates. These earning assets are generally reported in the non-sensitive category. In fact, a portion of these earning assets may pay-off within one year or less because their cash flow characteristics are materially impacted by mortgage refinancing activity. If deposit accounts that are not sensitive to market interest rate changes were redistributed based on expected cash flows and probable repricing intervals, Regions' one-year cumulative gap ratio would be approximately 1.00 -- indicating a balanced position.

     Regions uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools used is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Regions' net interest income and stockholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis uses a more detailed version of the information shown in the accompanying table and adds adjustments for the expected timing and magnitude of asset and liability cash flows, as well as the expected timing and magnitude of repricings of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates and the movement of administered rates on prime rate loans, interest-bearing transaction accounts, regular savings and money market savings accounts. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. Simulation analysis indicates that Regions is slightly "liability sensitive" given modest movements in interest rates.

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

     The following table demonstrates the expected effect a given parallel interest rate shift would have on Regions net interest income.

CHANGE IN INTEREST RATES                                      $ CHANGE IN NET   % CHANGE IN NET
(IN BASIS POINTS)                                             INTEREST INCOME   INTEREST INCOME
------------------------                                      ---------------   ---------------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
  +200......................................................     $(95,162)           (6.7)%
  +100......................................................      (39,750)           (2.8)
  --100.....................................................         (729)           (0.1)
  --200.....................................................      (47,620)           (3.4)

     In the event of a shift in interest rates, management would attempt to take certain actions to mitigate the negative impact to net interest income. These actions include but are not limited to, restructuring of interest-earning assets, seeking alternative funding sources and entering into interest rate swap agreements.

INTEREST RATE SENSITIVITY ANALYSIS

                                                       DECEMBER 31, 2000
                                                     RATE SENSITIVE PERIOD
                              --------------------------------------------------------------------
                                                                              OVER 1
                                                                              YEAR OR
                                 1-3        4-6        7-12                    NON-
                               MONTHS      MONTHS     MONTHS       TOTAL     SENSITIVE     TOTAL
                              ---------   --------   ---------   ---------   ---------   ---------
                                                  (DOLLAR AMOUNTS IN MILLIONS)
Earning Assets:
  Loans, net of unearned
     income.................  $11,484.3   $2,571.5   $ 4,029.7   $18,085.5   $13,291.0   $31,376.5
  Investment securities.....      228.6      477.5       103.5       809.6     2,729.6     3,539.2
  Securities available for
     sale...................      696.4      380.3       789.7     1,866.4     3,588.6     5,455.0
  Interest bearing deposits
     in other banks.........        3.2         --          --         3.2          --         3.2
  Federal funds sold and
     securities purchased
     under agreements to
     resell.................       95.6         --          --        95.6          --        95.6
  Mortgage loans held for
     sale...................      222.9         --          --       222.9          --       222.9
  Trading account assets....       13.4         --          --        13.4          --        13.4
                              ---------   --------   ---------   ---------   ---------   ---------
          Total earning
            assets..........  $12,744.4   $3,429.3   $ 4,922.9   $21,096.6   $19,609.2   $40,705.8
                              =========   ========   =========   =========   =========   =========
          Percent of total
            earning
            assets..........       31.3%       8.4%       12.1%       51.8%       48.2%      100.0%
Funding Sources:
  Non-interest-bearing
     deposits...............         --         --          --          --   $ 4,512.9   $ 4,512.9
  Savings deposits..........  $ 1,239.7         --          --   $ 1,239.7          --     1,239.7
  Other time deposits.......    8,312.6   $2,885.4   $ 6,919.5    18,117.5     8,152.5    26,270.0
  Short-term borrowings.....    2,304.2      800.0        28.9     3,133.1          --     3,133.1
  Long-term borrowings......    1,224.8      100.2       627.1     1,952.1     2,525.9     4,478.0
                              ---------   --------   ---------   ---------   ---------   ---------
          Total
            interest-bearing
            liabilities.....   13,081.3    3,785.6     7,575.5    24,442.4    10,678.4    35,120.8
  Stockholders' equity......         --         --          --          --     1,072.1     1,072.1
                              ---------   --------   ---------   ---------   ---------   ---------
          Total funding
            sources.........  $13,081.3   $3,785.6   $ 7,575.5   $24,442.4   $16,263.4   $40,705.8
                              =========   ========   =========   =========   =========   =========
          Percent of total
            funding
            sources.........       32.1%       9.3%       18.6%       60.0%       40.0%      100.0%
Interest sensitive gap......  $  (336.9)  $ (356.3)  $(2,652.6)  $(3,345.8)  $ 3,345.8          --
Cumulative interest
  sensitive gap.............  $  (336.9)  $ (693.2)  $(3,345.8)  $(3,345.8)         --          --
As percent of total earning
  assets....................       (0.8)%     (1.7)%      (8.2)%      (8.2)%        --          --
Ratio of earning assets to
  funding sources...........       0.97       0.91        0.65        0.86        1.21        1.00
Cumulative ratio............       0.97       0.96        0.86        0.86        1.00        1.00

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                         YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                            2000 OVER 1999                     1999 OVER 1998
                                   --------------------------------   --------------------------------
                                    VOLUME    YIELD/RATE    TOTAL      VOLUME    YIELD/RATE    TOTAL
                                   --------   ----------   --------   --------   ----------   --------
                                                             (IN THOUSANDS)
Increase (decrease) in:
  Interest income on:
     Loans.......................  $311,802   $  74,555    $386,357   $263,099   $(133,517)   $129,582
     Federal funds sold..........      (309)      1,590       1,281    (10,685)     (2,669)    (13,354)
     Taxable securities..........    26,250      10,789      37,039    112,830      (5,016)    107,814
     Non-taxable securities......     2,940        (698)      2,242        896      (1,393)       (497)
     Other earning assets........   (65,500)     18,138     (47,362)    29,547       3,808      33,355
                                   --------   ---------    --------   --------   ---------    --------
          Total..................   275,183     104,374     379,557    395,687    (138,787)    256,900
  Interest expense on:
     Savings deposits............    (2,289)     (1,403)     (3,692)    (1,439)     (8,336)     (9,775)
     Other interest-bearing
       deposits..................   142,597     176,556     319,153     67,334     (65,814)      1,520
     Borrowed funds..............    16,303      84,851     101,154    173,422      (9,304)    164,118
                                   --------   ---------    --------   --------   ---------    --------
          Total..................   156,611     260,004     416,615    239,317     (83,454)    155,863
Increase (decrease) in net
  interest income................  $118,572   $(155,630)   $(37,058)  $156,370   $ (55,333)   $101,037
                                   ========   =========    ========   ========   =========    ========

---------------

Note: The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is used to fund the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of management's judgment as to the adequacy of the allowance. For an analysis and discussion of the allowance for loan losses, refer to the section entitled "Loans and Allowance for Loan Losses." In 1998, the provision for loan losses totaled $60.5 million and acquisition activity added $17.1 million to the allowance for loan losses. The provision for loan losses declined $29.2 million in 1998, even with higher net charge-offs, because a significant portion of the 1998 charge-offs had been identified and provided for in the prior years. The 1999 provision for loan losses increased to $113.7 million due to higher charge-offs, primarily consumer and commercial, and strong internal loan growth. During 2000, the provision for loan losses increased to $127.1 million (.42% of average loans) due to inherent losses associated with the loan portfolio and management's evaluation of current economic factors. The resulting year-end allowance for loan losses increased $38.1 million to $376.5 million. Unfavorable changes in the previously discussed factors considered by management in determining the adequacy of the provision for loan losses and the resulting allowance could require significantly higher provisions for loan losses in the future.

TRUST INCOME

     Trust income increased 25% in 1998 and 8% in 2000 but declined 3% in 1999. The strength of the securities markets during recent years particularly 1998, had a favorable impact on trust income. Regions has in place an aggressive sales program as a means of increasing trust revenue. Trust sales efforts are promoted throughout the company by strong sales goals and cash incentives. In addition to increased sales efforts, trust income is also affected by the securities markets, because most trust fees are calculated as a percentage of trust asset values. However in 1999, these sales initiatives were offset by a decrease in trust fees due to customer attrition in certain newly entered markets.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

     Service charge income increased 13% in 1998, 14% in 1999 and 19% in 2000, due to increases in the number of deposit accounts, improved management initiatives and standardization in the pricing of certain deposit accounts and related services. In addition, several strategies have been put in place to improve the collection rate of fees charged for deposit services.

MORTGAGE SERVICING AND ORIGINATION FEES

     The primary source of this category of income is Regions' mortgage banking affiliate -- Regions Mortgage, Inc. (RMI). RMI's primary business and source of income is the origination and servicing of mortgage loans for long-term investors.

     In 2000, mortgage servicing and origination fees decreased 20%, from $103.1 million in 1999 to $82.7 million in 2000. Origination fees were lower due to a decrease in the number of loans closed as the result of higher interest rates. Servicing fees were also lower in 2000 as compared to 1999 due to lower number of loans serviced. At December 31, 2000, Regions' servicing portfolio totaled $21.6 billion and included approximately 277,000 loans. At December 31, 1999 and 1998, the servicing portfolio totaled $24.1 billion and $22.3 billion, respectively. The decline in the servicing portfolio during 2000 resulted from reduced mortgages originated in-house and the sale of servicing rights to mortgages that were not a proper strategic fit with Regions long-term mortgage servicing operations.

     In 1999, mortgage servicing and origination fees decreased 8%, from $111.6 million in 1998 to $103.1 million in 1999. Origination fees were lower due to a decrease in the number of loans closed as a result of an increase in interest rates. Servicing fees were also lower due to narrowing servicing margins on 1999 loan production.

     In 1998, mortgage servicing and origination fees increased 20%, from $93.3 million in 1997 to $111.6 million in 1998. Origination fees were significantly higher due to an increase in the number of loans closed and the dollar amount of loans closed. Servicing fees were also higher in 1998 than in 1997.

     RMI, through its retail and correspondent lending operations, produced mortgage loans totaling $2.4 billion, $5.6 billion, and $5.0 billion in 2000, 1999 and 1998, respectively. RMI produces loans from 73 offices in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, and Tennessee, and from other correspondent offices located throughout the United States.

     A summary of mortgage servicing rights, which are included in other assets in the consolidated statement of condition, is presented as follows. The balances shown represent the original amounts capitalized, less accumulated amortization and valuation adjustments, for the right to service mortgage loans that are owned by other investors. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments.

                                                                MORTGAGE SERVICING RIGHTS
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance at beginning of year................................  $144,276   $141,926   $124,087
     Net additions..........................................    18,912     37,545     49,671
     Amortization...........................................   (33,620)   (35,195)   (31,832)
                                                              --------   --------   --------
Balance at end of year......................................  $129,568   $144,276   $141,926
                                                              ========   ========   ========

SECURITIES GAINS (LOSSES)

     The $7.0 million in net gains recognized in 1998 from the sale of available for sale securities were the result, primarily, of the sale of odd-lot high coupon mortgage-backed securities and odd-lot municipal securities obtained through various acquisitions. These securities had characteristics which were not consistent with Regions overall securities portfolio management strategy.

     In 1999, net gains of $160,000 were reported from sale of available for sale securities. These gains were primarily related to the sale of government and agency securities.

     During 2000, Regions recognized net losses of $39.9 million related to the disposition of securities available for sale. This loss primarily related to the sale of $1.2 billion in lower-yielding mortgage related securities as part of a first quarter balance sheet repositioning.

OTHER INCOME

     Refer to Note O to the consolidated financial statements for an analysis of the significant components of other income. Increases in fee and commission income during 2000 and 1998 resulted primarily from revisions in charges for certain services, an increased emphasis on charging customers for services performed and an increased customer base due to internal growth and acquisitions. During 1999, fee and commission income was lower than the prior year due to lower safe deposit fees and credit card fees. These decreases were partially offset by higher international department income, brokerage fees and automated teller machine fees.

     Insurance premium and commission income increased in 2000, 1999, and 1998. This income originates primarily from the sale of credit life and accident and health insurance to consumer loan customers. Increased consumer loan volumes resulted in increased income in 2000, 1999 and 1998.

     Trading account income increased in 2000, 1999 and 1998 due to expanded trading activities, increased underwriting fees, and larger profits from trading in the portfolio.

     During 2000, Regions recognized a pre-tax gain of $67.2 million in connection with the sale of its $278 million credit card portfolio.

     In 2000 and 1999, Regions sold blocks of mortgage servicing assets that did not fit into Regions' long-term strategy for mortgage servicing operations. These sales resulted in pre-tax gains of $19.9 and $7.5 million, respectively.

     Also during 1999, Regions sold its joint venture banking interests, which was acquired in connection with an acquisition and was not a strategic fit.

SALARIES AND EMPLOYEE BENEFITS

     Total salaries and benefits increased 10% in 1998, 4% in 1999 and 7% in 2000. These increases resulted from normal merit and promotional adjustments, increased incentive payments tied to performance, the effects of inflation and higher benefit costs.

     At December 31, 2000, Regions had 14,390 full-time equivalent employees, compared to 14,606 at December 31, 1999 and 14,632 at December 31, 1998. The decline in employees in 2000 resulted primarily from reduced staffing needs at Regions' mortgage subsidiary due to lower levels of mortgage activity.

     Salaries, excluding benefits, totaled $382.4 million in 1998, compared to $410.1 million in 1999 and $433.0 million in 2000. Higher employment levels in 1999, due to acquisitions and increased business activity, resulted in higher salaries. Increased salaries in 2000 were primarily the result of normal merit and promotional adjustments.

     Regions provides employees who meet established employment requirements with a benefits package which includes pension, profit sharing, stock purchase, and medical, life and disability insurance plans. The total cost to Regions for fringe benefits, including payroll taxes, equals approximately 25% of salaries.

     The contribution to the profit sharing plan was equal to approximately 6% of after-tax income in 1998 and 5% in 1999 and 2000.

     The contribution to the employee stock ownership plan (ESOP) equaled approximately 1% of after-tax income in each of the last three years.

     Commissions and incentives expense decreased to $46.3 million in 2000, compared to $53.2 million in 1999 and $47.0 million in 1998. The decline in commissions and incentives were primarily the result of decreased commissions paid at Regions' mortgage subsidiary due to lower levels of personnel and decreased mortgage activity and lower expense levels associated with Regions long-term incentive plan. In general, incentives continue to be used to reward employees for selling products and services, for productivity improvements and for achievement of other corporate goals. Regions' long-term incentive plan provides for the granting of stock options, restricted stock and performance shares (see Note R to the consolidated financial statements). The long-term incentive plan is intended to assist the Company in attracting, retaining, motivating and rewarding employees who make a significant contribution to the Company's long-term success, and to encourage employees to acquire and maintain an equity interest in the Company. Regions also uses cash incentive plans to reward employees for achievement of various goals.

     Payroll taxes increased 18% in 1998, 5% in 1999 and 4% in 2000. Increases in the Social Security tax base, combined with increased salary levels were the primary reasons for increased payroll taxes.

     Group insurance expense increased 54% and 17% in 2000 and 1998, respectively. These increases were the result of higher claims cost. In 1999, as a result of reduced claims costs, group insurance expense decreased 13%.

NET OCCUPANCY EXPENSE

     Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate offices throughout Alabama, Arkansas and parts of Texas, Louisiana, Florida, Georgia, Tennessee and South Carolina.

     Net occupancy expense increased 2% in 1998 and 15% in 2000 due to new and acquired branch offices, rising price levels, and increased business activity. In 1999, occupancy expense declined as costs savings were realized from certain 1998 acquisitions.

FURNITURE AND EQUIPMENT EXPENSE

     Furniture and equipment expense increased 22% in 1998, 5% in 1999, and 3% in 2000. These increases resulted from acquisitions, rising price levels, expenses related to equipment for new branch offices, and increased depreciation and service contract expenses associated with other new back office and branch equipment.

FDIC INSURANCE EXPENSE

     FDIC insurance expense decreased 23% in 2000. In 2000, the FDIC issued a refund of a portion of the premiums on Savings Association Insurance Fund (SAIF) deposits assessed in prior years. FDIC insurance expense increased 13% in 1999 and 1998, respectively, as a result of increased deposits from acquisitions and growth.

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

     Other non-credit losses increased in 2000 as well as in 1998 but declined in 1999. Other non-credit losses primarily include charges for items unrelated to the extension of credit such as fraud losses, litigation losses, write-downs of other real estate and insurance claims.

     Amortization of mortgage servicing rights increased in 1998 and 1999, but declined in 2000. The retention of servicing rights on much of Regions mortgage subsidiary's production resulted in additional amortization expense in 1998 and 1999. Mortgage servicing rights amortization expense declined in 2000 due to slower prepayment activity on the underlying mortgages than in other years.

     Gains or losses on sales of mortgages result from changes in the fair market value of mortgages held in inventory while awaiting sale to long-term investors. Purchased commitments covering the sale of mortgages held in inventory are used to mitigate market losses. (See Note M to the consolidated financial statements for additional information.)

     The increase in other miscellaneous expenses in 2000 resulted primarily from increases in regulatory fees, sales and use taxes, and equity asset line fees paid to third parties.

APPLICABLE INCOME TAX

     Regions' provision for income taxes decreased 18% in 2000. This decrease was caused primarily by a 6% decrease in income before taxes and the realization of tax benefits related to the recapitalization of a subsidiary. The Company's effective income tax rates for 2000, 1999, and 1998 were 28.9%, 33.1%, and 33.6%, respectively. The effective tax rate declined in 2000, primarily due to realization of a portion of the tax benefits associated with the recapitalization of one of Regions' subsidiaries. During the fourth quarter of 2000, Regions recapitalized this subsidiary, raising Tier 2 capital, which resulted in a reduction in taxable income of this subsidiary attributable to Regions. The benefit to Regions of reduced taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to consolidated income before taxes of Regions for future periods. Regions' effective tax rate applicable to consolidated income before taxes for future periods will be dependent upon a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. Note P to the consolidated financial statements provides additional information about the provision for income taxes.

     Regions' 1997, 1998, 1999 and 2000 consolidated federal income tax returns are open for examination. The Company believes adequate provisions for income tax have been recorded for all years open for review.

     Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to page 36 through 37 "Market Risk -- Interest Rate Sensitivity" and to pages 37 through 38 "Forward Looking Statements" included in Management's Discussion and Analysis under Item 7 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries are set forth in the pages listed below.

Report of Independent Auditors..............................  45
Consolidated Statements of Condition -- December 31, 2000
  and 1999..................................................  46
Consolidated Statements of Income -- Years ended December
  31, 2000, 1999 and 1998...................................  47
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2000, 1999 and 1998..........................  48
Consolidated Statements of Changes in Stockholders'
  Equity -- Years ended December 31, 2000, 1999 and 1998....  49
Notes to Consolidated Financial Statements -- December 31,
  2000......................................................  51

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Regions Financial Corporation

     We have audited the accompanying consolidated statements of condition of Regions Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP
Birmingham, Alabama
January 24, 2001, except for Note Y
as to which the date is March 5, 2001

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                 (DOLLAR AMOUNTS IN
                                                                     THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                                        ASSETS
Cash and due from banks.....................................  $ 1,210,872   $ 1,393,418
Interest-bearing deposits in other banks....................        3,246         9,653
Investment securities (aggregate estimated market value of
  $3,536,283 in 2000 and $3,934,047 in 1999)................    3,539,202     4,054,279
Securities available for sale...............................    5,454,969     6,858,765
Trading account assets......................................       13,437        14,543
Mortgage loans held for sale................................      222,902       567,131
Federal funds sold and securities purchased under agreements
  to resell.................................................       95,550        66,078
Loans.......................................................   31,472,656    28,221,240
Unearned income.............................................      (96,193)      (76,565)
                                                              -----------   -----------
         Loans, net of unearned income......................   31,376,463    28,144,675
Allowance for loan losses...................................     (376,508)     (338,375)
                                                              -----------   -----------
         Net loans..........................................   30,999,955    27,806,300
Premises and equipment......................................      598,632       580,707
Interest receivable.........................................      349,637       306,707
Due from customers on acceptances...........................      107,912        72,098
Other assets................................................    1,091,979       984,716
                                                              -----------   -----------
                                                              $43,688,293   $42,714,395
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing......................................  $ 4,512,883   $ 4,419,693
  Interest-bearing..........................................   27,509,608    25,569,401
                                                              -----------   -----------
         Total deposits.....................................   32,022,491    29,989,094
Borrowed funds:
  Short-term borrowings:
    Federal funds purchased and securities sold under
     agreements to repurchase...............................    1,996,812     5,614,613
    Commercial paper........................................       27,750        56,750
    Other short-term borrowings.............................    1,108,580     1,953,622
                                                              -----------   -----------
         Total short-term borrowings........................    3,133,142     7,624,985
  Long-term borrowings......................................    4,478,027     1,750,861
                                                              -----------   -----------
         Total borrowed funds...............................    7,611,169     9,375,846
Bank acceptances outstanding................................      107,912        72,098
Other liabilities...........................................      488,777       212,245
                                                              -----------   -----------
         Total liabilities..................................   40,230,349    39,649,283
Stockholders' equity:
  Preferred stock, par value $1.00 a share:
    Authorized 5,000,000 shares.............................           -0-           -0-
  Common stock, par value $.625 a share:
    Authorized 500,000,000 shares, issued 222,567,831 shares
     in 2000 and 220,635,661 shares in 1999.................      139,105       137,897
  Surplus...................................................    1,058,733     1,022,825
  Undivided profits.........................................    2,333,285     2,044,209
  Treasury stock, at cost -- 2,798,813 shares in 2000 and 0
    shares in 1999..........................................      (67,135)           -0-
  Unearned restricted stock.................................       (6,952)       (4,719)
  Accumulated other comprehensive income (loss).............          908      (135,100)
                                                              -----------   -----------
         Total stockholders' equity.........................    3,457,944     3,065,112
                                                              -----------   -----------
                                                              $43,688,293   $42,714,395
                                                              ===========   ===========

---------------

( ) Indicates deduction.

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
Interest income:
  Interest and fees on loans...............................  $2,588,143   $2,201,786   $2,072,204
  Interest on securities:
     Taxable interest income...............................     561,974      524,935      417,121
     Tax-exempt interest income............................      41,726       39,484       39,981
                                                             ----------   ----------   ----------
          Total interest on securities.....................     603,700      564,419      457,102
  Interest on mortgage loans held for sale.................      34,511       81,002       44,954
  Income on federal funds sold and securities purchased
     under agreements to resell............................       5,537        4,256       17,610
  Interest on time deposits in other banks.................       1,096        1,741        4,804
  Interest on trading account assets.......................       1,256        1,482        1,112
                                                             ----------   ----------   ----------
          Total interest income............................   3,234,243    2,854,686    2,597,786
Interest expense:
  Interest on deposits.....................................   1,372,260    1,056,799    1,065,054
  Interest on short-term borrowings........................     276,243      329,518      174,906
  Interest on long-term borrowings.........................     196,943       42,514       33,008
                                                             ----------   ----------   ----------
          Total interest expense...........................   1,845,446    1,428,831    1,272,968
                                                             ----------   ----------   ----------
          Net interest income..............................   1,388,797    1,425,855    1,324,818
Provision for loan losses..................................     127,099      113,658       60,505
                                                             ----------   ----------   ----------
          Net interest income after provision for loan
            losses.........................................   1,261,698    1,312,197    1,264,313
Non-interest income:
  Trust department income..................................      57,675       53,434       55,218
  Service charges on deposit accounts......................     231,670      194,984      171,344
  Mortgage servicing and origination fees..................      82,732      103,118      111,555
  Securities (losses) gains................................     (39,928)         160        7,002
  Other....................................................     269,061      185,445      129,578
                                                             ----------   ----------   ----------
          Total non-interest income........................     601,210      537,141      474,697
Non-interest expense:
  Salaries and employee benefits...........................     588,857      551,569      528,409
  Net occupancy expense....................................      70,675       61,635       62,887
  Furniture and equipment expense..........................      74,213       72,013       68,595
  FDIC insurance expense...................................       5,059        6,546        5,806
  Merger and consolidation expenses........................          -0-          -0-     121,438
  Other....................................................     382,378      372,549      316,573
                                                             ----------   ----------   ----------
          Total non-interest expense.......................   1,121,182    1,064,312    1,103,708
                                                             ----------   ----------   ----------
          Income before income taxes.......................     741,726      785,026      635,302
Applicable income taxes....................................     214,203      259,640      213,590
                                                             ----------   ----------   ----------
          Net income.......................................  $  527,523   $  525,386   $  421,712
                                                             ==========   ==========   ==========
Average number of shares outstanding.......................     220,762      221,617      220,114
Average number of shares outstanding, diluted..............     221,989      223,967      223,781
Per share:
  Net income...............................................  $     2.39   $     2.37   $     1.92
  Net income, diluted......................................        2.38         2.35         1.88
  Cash dividends declared..................................        1.08         1.00         0.92

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                                      (AMOUNTS IN THOUSANDS)
Operating activities:
  Net income................................................  $   527,523   $   525,386   $   421,712
  Adjustments to reconcile net cash provided by operating
    activities:
    Gain from divestiture of banking interests..............           -0-      (18,399)           -0-
    Gain on sale of credit card portfolio...................      (67,220)           -0-           -0-
    Gain on sale of specialty finance division..............       (4,113)           -0-           -0-
    Depreciation and amortization of premises and
      equipment.............................................       63,838        60,424        78,514
    Provision for loan losses...............................      127,099       113,658        60,505
    Net (accretion) amortization of securities..............       (3,729)         (775)          849
    Amortization of loans and other assets..................       78,218        71,148        58,646
    Accretion of deposits and borrowings....................          714           725           359
    Provision for losses on other real estate...............        1,184           507         2,865
    Deferred income taxes...................................       95,094        10,217         5,581
    (Gain) on sale of premises and equipment................       (1,165)       (1,416)         (521)
    Realized security losses (gains)........................       39,928          (160)       (7,002)
    Decrease in trading account assets......................        1,106        34,844         1,438
    Decrease (increase) in mortgages held for sale..........      344,229       360,537      (525,990)
    (Increase) in interest receivable.......................      (34,804)       (5,648)      (42,350)
    (Increase) in other assets..............................     (160,253)      (72,157)     (209,887)
    (Decrease) in other liabilities.........................      (59,715)      (86,591)     (170,173)
    Stock issued to employees under incentive plan..........        3,088         4,959        14,717
    Other...................................................        3,026         2,259         7,679
                                                              -----------   -----------   -----------
         Net cash provided (used) by operating activities...      954,048       999,518      (303,058)
Investing activities:
  Net (increase) in loans...................................   (3,112,075)   (3,302,893)   (1,228,740)
  Proceeds from sale of credit card portfolio...............      344,785            -0-           -0-
  Proceeds from sale of specialty finance division..........        8,063            -0-           -0-
  Proceeds from sale of securities available for sale.......    1,332,916         6,711       628,212
  Proceeds from maturity of investment securities...........      588,846       454,979     3,649,446
  Proceeds from maturity of securities available for sale...      883,401     1,924,258     2,440,959
  Purchase of investment securities.........................      (42,467)   (1,529,850)   (3,361,586)
  Purchase of securities available for sale.................     (484,469)   (3,828,310)   (4,588,572)
  Net decrease (increase) in interest-bearing deposits in
    other banks.............................................       13,056       158,521       (94,324)
  Proceeds from sale of premises and equipment..............       86,093        25,625        74,048
  Purchase of premises and equipment........................     (150,044)     (111,143)     (177,378)
  Net (increase) decrease in customers' acceptance
    liability...............................................      (35,814)      (15,052)      100,216
  Net cash received in acquisitions.........................      218,764       195,485       333,606
                                                              -----------   -----------   -----------
         Net cash (used) by investing activities............     (348,945)   (6,021,669)   (2,224,113)
Financing activities:
  Net increase in deposits..................................    1,279,720       794,881     1,515,891
  Net (decrease) increase in short-term borrowings..........   (4,565,755)    3,111,469     1,786,640
  Proceeds from long-term borrowings........................    3,644,077     3,154,206       159,044
  Payments on long-term borrowings..........................     (917,074)   (1,983,385)      (86,116)
  Proceeds from recapitalization of subsidiary..............      150,000            -0-           -0-
  Net increase (decrease) in bank acceptance liability......       35,814        15,052      (100,216)
  Cash dividends............................................     (238,447)     (221,928)     (191,643)
  Purchase of treasury stock................................     (149,119)     (255,271)     (181,651)
  Proceeds from exercise of stock options...................        2,607        13,676         8,416
                                                              -----------   -----------   -----------
         Net cash (used) provided by financing activities...     (758,177)    4,628,700     2,910,365
                                                              -----------   -----------   -----------
         (Decrease) increase in cash and cash equivalents...     (153,074)     (393,451)      383,194
Cash and cash equivalents at beginning of year..............    1,459,496     1,852,947     1,469,753
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $ 1,306,422   $ 1,459,496   $ 1,852,947
                                                              ===========   ===========   ===========

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               ACCUMULATED
                                                                                  OTHER       TREASURY     UNEARNED
                                          COMMON                 UNDIVIDED    COMPREHENSIVE    STOCK,     RESTRICTED
                                          STOCK      SURPLUS      PROFITS        INCOME        AT COST      STOCK        TOTAL
                                         --------   ----------   ----------   -------------   ---------   ----------   ----------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE AT JANUARY 1, 1998.............  $131,623   $1,089,089   $1,466,431     $  15,943     $ (13,855)   $(9,410)    $2,679,821
Comprehensive income:
  Net income...........................                             421,712                                               421,712
  Other comprehensive income, net of
    tax:
    Unrealized gains on available for
      sale securities, net of
      reclassification adjustment......                                             9,009                                   9,009
                                                                 ----------     ---------                              ----------
  Comprehensive income.................                             421,712         9,009                                 430,721
Equity from immaterial poolings of
  interests............................     6,050       69,005       32,834                                               107,889
Cash dividends declared:
  Regions-$.92 per share...............                            (170,059)                                             (170,059)
  Pooled companies.....................                             (21,584)                                              (21,584)
Purchase of treasury stock.............                                                        (181,651)                 (181,651)
Treasury stock retired and reissued
  relating to acquisitions accounted
  for as purchases.....................    (1,422)    (114,987)                                 160,832                    44,423
Retirement of treasury stock of pooled
  company..............................       (10)        (595)                                   2,071                     1,466
Buyout of minority interest of pooled
  company..............................                   (320)                                                              (320)
Stock issued for acquisitions..........     1,221       76,211                                                             77,432
Stock issued to employees under
  incentive plan, net..................       337       21,055                                                (412)        20,980
Stock options exercised................       517        7,899                                                              8,416
Amortization of unearned restricted
  stock................................                                                                      2,867          2,867
                                         --------   ----------   ----------     ---------     ---------    -------     ----------
BALANCE AT DECEMBER 31, 1998...........  $138,316   $1,147,357   $1,729,334     $  24,952     $ (32,603)   $(6,955)    $3,000,401
Comprehensive income:
  Net income...........................                             525,386                                               525,386
  Other comprehensive income, net of
    tax:
    Unrealized losses on available for
      sale securities, net of
      reclassification adjustment......                                          (160,052)                               (160,052)
                                                                 ----------     ---------                              ----------
Comprehensive income...................                             525,386      (160,052)                                365,334
Equity from immaterial poolings of
  interests............................     1,085       12,410       11,417                                                24,912
Cash dividends declared:
  Regions-$1.00 per share..............                            (221,928)                                             (221,928)
Purchase of treasury stock.............                                                        (255,271)                 (255,271)
Treasury stock retired relating to
  acquisitions accounted for as
  purchases............................    (2,786)    (156,685)                                 159,471                        -0-
Stock issued for acquisitions..........     2,786      128,735                                                            131,521
Retirement of treasury stock...........    (2,331)    (126,072)                                 128,403                        -0-
Stock issued to employees under
  incentive plan, net..................        68        4,163                                                 (24)         4,207
Stock options exercised................       759       12,917                                                             13,676
Amortization of unearned restricted
  stock................................                                                                      2,260          2,260
                                         --------   ----------   ----------     ---------     ---------    -------     ----------
BALANCE AT DECEMBER 31, 1999...........  $137,897   $1,022,825   $2,044,209     $(135,100)    $     -0-    $(4,719)    $3,065,112
Comprehensive income:
  Net income...........................                             527,523                                               527,523
  Other comprehensive income, net of
    tax:
    Unrealized gains on available for
      sale securities, net of
      reclassification adjustment......                                           136,008                                 136,008

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                                               ACCUMULATED
                                                                                  OTHER       TREASURY     UNEARNED
                                          COMMON                 UNDIVIDED    COMPREHENSIVE    STOCK,     RESTRICTED
                                          STOCK      SURPLUS      PROFITS        INCOME        AT COST      STOCK        TOTAL
                                         --------   ----------   ----------   -------------   ---------   ----------   ----------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Comprehensive income...................                             527,523       136,008                                 663,531
Cash dividends declared:
  Regions-$1.08 per share..............                            (238,447)                                             (238,447)
Purchase of treasury stock.............                                                        (149,119)                 (149,119)
Treasury stock retired relating to
  acquisitions accounted for as
  purchases............................    (2,342)     (79,642)                                  81,984                        -0-
Stock issued for acquisitions..........     3,112      108,545                                                            111,657
Stock issued to employees under
  incentive plan, net..................       198        4,638                                              (5,258)          (422)
Stock options exercised................       240        2,367                                                              2,607
Amortization of unearned restricted
  stock................................                                                                      3,025          3,025
                                         --------   ----------   ----------     ---------     ---------    -------     ----------
BALANCE AT DECEMBER 31, 2000...........  $139,105   $1,058,733   $2,333,285     $     908     $ (67,135)   $(6,952)    $3,457,944
                                         ========   ==========   ==========     =========     =========    =======     ==========
DISCLOSURE OF 2000 RECLASSIFICATION
  AMOUNT:
Unrealized holding gains on
  available for sale securities
  arising during the period................................................     $ 110,055
Plus: Reclassification
  adjustment, net of tax, for
  net losses realized in net
  income...................................................................        25,953
                                                                                ---------
Net unrealized gains on
  available for sale securities,
  net of taxes of $78,318..................................................     $ 136,008
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

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at market value plus accrued interest. It is Regions' policy to take possession of securities purchased under resell agreements.

LOANS

     Interest on loans is generally accrued based upon the principal amount outstanding.

     Through provisions charged directly to operating expense, Regions has established an allowance for loan losses. This allowance is reduced by actual loan losses and increased by subsequent recoveries, if any.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, historical loan loss experience, current economic conditions, collateral values of properties securing loans, volume, growth, quality and composition of the loan portfolio and other relevant factors. Unfavorable changes in any of these, or other factors, or the availability of new information, could require that the allowance for loan losses be increased in future periods. The method used to determine the amount of loss inherent in the loan portfolio and thereby assess the adequacy of the recorded balance of the allowance for loan losses involves identifying portfolios of loans with similar characteristics for which estimates of inherent probable losses can be made. The estimates are based on historical loss factors as adjusted for current business and economic conditions. The loss factors are applied to the respective portfolios in order to determine the overall allowance adequacy.

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

INTANGIBLE ASSETS

     Intangible assets, consisting of (1) the excess of cost over the fair value of net assets of acquired businesses and (2) amounts capitalized for the right to service mortgage loans, are included in other assets. The excess of cost over the fair value of net assets of acquired businesses, which totaled $473,807,000 (net of accumulated amortization of $145.7 million) at December 31, 2000, and $409,371,000 (net of accumulated amortization of $116.5 million) at December 31, 1999, is being amortized over periods of 12 to 25 years, principally using the straight-line method of amortization. Amounts capitalized for the right to service mortgage loans, which totaled $129,568,000 at December 31, 2000 and $144,276,000 at December 31, 1999, are being amortized over the estimated remaining servicing life of the loans, considering appropriate prepayment assumptions. The estimated fair values of capitalized mortgage servicing rights were $266 million and $250 million at December 31, 2000 and 1999, respectively. The fair value of mortgage servicing rights is calculated by discounting estimated future cash flows from the servicing assets, using market discount rates, and using expected future prepayment rates. In 2000, 1999 and 1998, Regions capitalized $26.9 million, $37.5 million and $49.7 million in mortgage servicing rights, respectively. In 2000, 1999 and 1998, Regions' amortization of mortgage servicing rights was $33.6 million, $35.2 million and $31.8 million, respectively. Intangible assets are evaluated periodically for impairment. For purposes of evaluating impairment, the Company stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and note rate. The Company's unamortized excess purchase price is periodically reviewed to ensure that there have been no events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

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

STATEMENT OF CASH FLOWS

     Cash equivalents include cash and due from banks and federal funds sold and securities purchased under agreements to resell. Regions paid $1.8 billion in 2000, $1.4 billion in 1999, and $1.3 billion in 1998 for interest on deposits and borrowings. Income tax payments totaled $278 million for 2000, $216 million for 1999, and $187 million for 1998. Loans transferred to other real estate totaled $58 million in 2000, $30 million in 1999, and $19 million in 1998. The securitization of loans during 1999 and 1998 resulted in the transfer of $1.3 billion and $533.7 million, respectively, from loans to securities available for sale. In December 1999, Regions retired 6.2 million shares of treasury stock, with a cost of $212.5 million.

NOTE B.  RESTRICTIONS ON CASH AND DUE FROM BANKS

     Regions' subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the year ended December 31, 2000 and 1999 was approximately $7,554,000 and $414,245,000, respectively.

NOTE C.  SECURITIES

     The amortized cost and estimated fair value of investment securities and securities available for sale at December 31, 2000, are as follows:

                                                             DECEMBER 31, 2000
                                             -------------------------------------------------
                                                            GROSS        GROSS      ESTIMATED
                                                          UNREALIZED   UNREALIZED      FAIR
                                                COST        GAINS        LOSSES       VALUE
                                             ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
INVESTMENT SECURITIES:
U.S. Treasury and Federal agency
  securities...............................  $2,573,461    $   507      $(12,733)   $2,561,235
Obligations of states and political
  subdivisions.............................     670,252     11,220            -0-      681,472
Mortgage backed securities.................     295,477        656        (2,569)      293,564
Other securities...........................          12         -0-           -0-           12
                                             ----------    -------      --------    ----------
          Total............................  $3,539,202    $12,383      $(15,302)   $3,536,283
                                             ==========    =======      ========    ==========
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury and Federal agency
  securities...............................  $  766,079    $19,466      $     (8)   $  785,537
Obligations of states and political
  subdivisions.............................     139,814      2,374          (115)      142,073
Mortgage backed securities.................   4,276,363      1,651       (22,581)    4,255,433
Other securities...........................       1,262         34            (2)        1,294
Equity securities..........................     270,018        614            -0-      270,632
                                             ----------    -------      --------    ----------
          Total............................  $5,453,536    $24,139      $(22,706)   $5,454,969
                                             ==========    =======      ========    ==========

     The cost and estimated fair value of investment securities and securities available for sale at December 31, 2000 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 2000
                                                              -----------------------
                                                                           ESTIMATED
                                                                              FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
INVESTMENT SECURITIES:
Due in one year or less.....................................  $   57,085   $   57,207
Due after one year through five years.......................   2,067,436    2,062,220
Due after five years through ten years......................     855,591      856,334
Due after ten years.........................................     263,613      266,958
Mortgage backed securities..................................     295,477      293,564
                                                              ----------   ----------
          Total.............................................  $3,539,202   $3,536,283
                                                              ==========   ==========
SECURITIES AVAILABLE FOR SALE:
Due in one year or less.....................................  $   62,849   $   63,048
Due after one year through five years.......................     714,700      732,963
Due after five years through ten years......................     109,714      112,831
Due after ten years.........................................      19,890       20,063
Mortgage backed securities..................................   4,276,364    4,255,433
Equity securities...........................................     270,019      270,631
                                                              ----------   ----------
          Total.............................................  $5,453,536   $5,454,969
                                                              ==========   ==========

     Proceeds from sales of securities available for sale in 2000, were $1.3 billion. Gross realized gains and losses were $768,000 and $40.7 million, respectively. Proceeds from sales of securities available for sale in 1999 were $6.7 million, with gross realized gains and losses of $167,000 and $7,000, respectively. Proceeds from sales of securities available for sale in 1998 were $628.2 million with gross realized gains and losses of $9.5 million and $2.5 million, respectively.

     The amortized cost and estimated fair value of investment securities and securities available for sale at December 31, 1999, are as follows:

                                                                    DECEMBER 31, 1999
                                                    -------------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                                 UNREALIZED   UNREALIZED      FAIR
                                                       COST        GAINS        LOSSES       VALUE
                                                    ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
INVESTMENT SECURITIES:
U.S. Treasury and Federal agency securities.......  $2,639,214     $  258     $(105,032)   $2,534,440
Obligations of states and political
  subdivisions....................................     635,034        228        (4,656)      630,606
Mortgage backed securities........................     380,677        303       (11,333)      369,647
Other securities..................................     399,354         -0-           -0-      399,354
                                                    ----------     ------     ---------    ----------
          Total...................................  $4,054,279     $  789     $(121,021)   $3,934,047
                                                    ==========     ======     =========    ==========
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury and Federal agency securities.......  $  578,906     $  232     $ (10,577)   $  568,561
Obligations of states and political
  subdivisions....................................     158,203        769          (712)      158,260
Mortgage backed securities........................   6,175,090      1,423      (202,518)    5,973,995
Other securities..................................       3,396         26           (86)        3,336
Equity securities.................................     154,258        355            -0-      154,613
                                                    ----------     ------     ---------    ----------
          Total...................................  $7,069,853     $2,805     $(213,893)   $6,858,765
                                                    ==========     ======     =========    ==========

     Securities with carrying values of $6,108,564,000 and $7,202,976,000 at December 31, 2000, and 1999, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

NOTE D.  LOANS

     The loan portfolio at December 31, 2000 and 1999, consisted of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Commercial..................................................  $ 9,070,249   $ 8,229,565
Real estate-construction....................................    3,279,037     2,439,104
Real estate-mortgage........................................   13,129,200    11,749,914
Consumer....................................................    5,994,170     5,802,657
                                                              -----------   -----------
                                                               31,472,656    28,221,240
Unearned income.............................................      (96,193)      (76,565)
                                                              -----------   -----------
          Total.............................................  $31,376,463   $28,144,675
                                                              ===========   ===========

     Directors and executive officers of Regions and its principal subsidiaries, including the directors' and officers' families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2000, and 1999, were approximately $220 million and $182 million respectively. During 2000, $148 million of new loans were made, repayments totaled $113 million and increases for changes in the composition of related parties totaled $3 million. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

     Loans sold with recourse totaled $1.5 billion and $1.4 billion at December 31, 2000, and 1999, respectively.

     The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Louisiana, Georgia, South Carolina, northwest and central Florida, eastern Texas, and western and middle Tennessee.

     The recorded investment in impaired loans was $129 million at December 31, 2000, and $120 million at December 31, 1999. The average amount of impaired loans during 2000 was $138 million.

     In March 2000, Regions completed the sale of its $278 million credit card portfolio. As a result of the transaction, Regions recognized a $67.2 million pre-tax gain ($44.0 million after tax), which is included in other non-interest income on the consolidated statement of income. For a summary of non-interest income, refer to Note O of the consolidated financial statements.

NOTE E.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses follows:

                                                                2000        1999        1998
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
Balance at beginning of year................................  $ 338,375   $ 315,412   $304,223
  Allowance of purchased institutions at acquisition date...      5,142       8,493     17,094
  Provision charged to operating expense....................    127,099     113,658     60,505
Loan losses:
  Charge-offs...............................................   (131,746)   (129,237)   (93,739)
  Recoveries................................................     37,638      30,049     27,329
                                                              ---------   ---------   --------
  Net loan losses...........................................    (94,108)    (99,188)   (66,410)
                                                              ---------   ---------   --------
Balance at end of year......................................  $ 376,508   $ 338,375   $315,412
                                                              =========   =========   ========

NOTE F.  PREMISES AND EQUIPMENT

     A summary of premises and equipment follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  122,862   $  110,997
Premises....................................................     556,355      528,634
Furniture and equipment.....................................     393,716      434,399
Leasehold improvements......................................      55,668       56,225
                                                              ----------   ----------
                                                               1,128,601    1,130,255
Allowances for depreciation and amortization................    (529,969)    (549,548)
                                                              ----------   ----------
          Total.............................................  $  598,632   $  580,707
                                                              ==========   ==========

     Net occupancy expense is summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Gross occupancy expense.....................................  $79,245   $69,853   $72,221
Less rental income..........................................    8,570     8,218     9,334
                                                              -------   -------   -------
  Net occupancy expense.....................................  $70,675   $61,635   $62,887
                                                              =======   =======   =======

NOTE G.  OTHER REAL ESTATE

     Other real estate acquired in satisfaction of indebtedness ("foreclosure") is carried in other assets at the lower of the recorded investment in the loan or the estimated net realizable value of the collateral. Other real estate totaled $28,443,000 at December 31, 2000, and $12,662,000 at December 31, 1999.
Gain or loss on the sale of other real estate is included in other expense.

NOTE H.  DEPOSITS

     The following schedule presents the detail of interest-bearing deposits:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing transaction accounts.......................  $   438,644   $   462,863
Interest-bearing accounts in foreign office.................    3,627,365     1,882,024
Savings accounts............................................    1,239,748     1,384,326
Money market savings accounts...............................    7,469,967     7,704,243
Certificates of deposit ($100,000 or more)..................    4,153,204     4,695,432
Time deposits ($100,000 or more)............................      508,168       532,460
Other interest-bearing deposits.............................   10,072,512     8,908,053
                                                              -----------   -----------
          Total.............................................  $27,509,608   $25,569,401
                                                              ===========   ===========

     The following schedule details interest expense on deposits:

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Interest-bearing transaction accounts......................  $   16,388   $   19,343   $   30,888
Interest-bearing accounts in foreign office................     207,822       71,920       42,319
Savings accounts...........................................      20,051       23,743       33,518
Money market savings accounts..............................     219,133      225,327      221,774
Certificates of deposit ($100,000 or more).................     271,605      226,146      200,819
Other interest-bearing deposits............................     637,261      490,320      535,736
                                                             ----------   ----------   ----------
          Total............................................  $1,372,260   $1,056,799   $1,065,054
                                                             ==========   ==========   ==========

     The aggregate amount of maturities of all time deposits in each of the next five years is as follows: 2001-$8.6 billion; 2002-$1.9 billion; 2003-$1.9 billion; 2004-$76.3 million; and 2005-$431 million.

NOTE I.  BORROWED FUNDS

     Following is a summary of short-term borrowings:

                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Federal funds purchased....................................  $1,906,781   $4,596,540   $1,929,202
Securities sold under agreements to repurchase.............      90,031    1,018,073      138,076
Federal Home Loan Bank structured notes....................   1,100,000      950,000    2,350,000
Federal Home Loan Bank advances............................          -0-     600,000        5,001
Notes payable to unaffiliated banks........................       7,800      400,000           -0-
Commercial paper...........................................      27,750       56,750       56,750
Treasury tax and loan note.................................          -0-       2,229       15,988
Short sale liability.......................................         780        1,393        1,711
                                                             ----------   ----------   ----------
          Total............................................  $3,133,142   $7,624,985   $4,496,728
                                                             ==========   ==========   ==========

                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Maximum amount outstanding at any month-end:
  Federal funds purchased and securities sold under
     agreements to repurchase..............................  $4,460,134   $5,614,613   $2,067,278
  Aggregate short-term borrowings..........................   5,722,597    8,475,717    4,496,728
Average amount outstanding (based on average of daily
  balances)................................................   4,408,689    6,502,860    3,386,392
Weighted average interest rate at year end.................         6.5%         5.6%         5.1%
Weighted average interest rate on amounts outstanding
  during the year (based on average of daily balances).....         6.3%         5.1%         5.2%

     Federal funds purchased and securities sold under agreements to repurchase had weighted average maturities of two, ten and six days at December 31, 2000, 1999 and 1998, respectively. Weighted average rates on these dates were 6.5%, 5.4%, and 5.4%, respectively.

     Federal Home Loan Bank structured notes have a stated maturity ranging from two to five years but are callable within one year. The structured notes had weighted average rates of 6.4%, 5.0% and 4.8% at December 31, 2000, 1999 and 1998, respectively.

     The Federal Home Loan Bank advances represent borrowings with original stated maturities of less than one year. These notes had weighted average interest rates on December 31, 1999, and 1998, of 6.1%, and 6.1%, respectively. No Federal Home Loan Bank advances were outstanding as of December 31, 2000.

     Regions has an unsecured short-term credit agreement with an unaffiliated bank that provides for maximum borrowings of $100 million. As of December 31, 1999, no borrowings were outstanding under this agreement. No compensating balances or commitment fees are required by this agreement. In addition to this short-term credit agreement, a subsidiary of Regions has, as of December 31, 2000, a $50 million revolving credit line with an unaffiliated bank of which $7.8 million was outstanding with a stated rate of 6.9%. No borrowings were outstanding under this agreement as of December 31, 1999 or 1998.

     Commercial paper maturities ranged from 218 to 718 days at December 31, 2000, from 4 to 689 days at December 31, 1999 and from 53 to 1,054 days at December 31, 1998. Weighted average maturities were 422, 481 and 811 days at December 31, 2000, 1999 and 1998, respectively. The weighted average interest rates on these dates were 6.5%, 5.8% and 5.8%, respectively.

     The short-sale liability represents Regions' trading obligation to deliver certain government securities at a predetermined date and price. These securities had weighted average interest rates of 5.4%, 4.4% and 5.0% at December 31, 2000, 1999 and 1998, respectively.

     Long-term borrowings consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
7.80% subordinated notes....................................  $   75,000   $   75,000
7.65% subordinated notes....................................      25,000       25,000
7.75% subordinated notes....................................     100,000      100,000
Federal Home Loan Bank structured notes.....................   3,555,000    1,155,000
Federal Home Loan Bank advances.............................     656,382      311,997
Industrial development revenue bonds........................       2,600        2,800
Other notes payable.........................................      64,045       81,064
                                                              ----------   ----------
          Total.............................................  $4,478,027   $1,750,861
                                                              ==========   ==========

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

     Federal Home Loan Bank structured notes have a stated ten year maturity but are callable within one to two years. The structured notes had a weighted average interest rate of 6.3% at December 31, 2000.

     Federal Home Loan Bank advances represent borrowings with fixed interest rates ranging from 5.4% to 7.7% and with maturities of one to seventeen years. These borrowings, as well as the short-term borrowings from the Federal Home Loan Bank, are secured by Federal Home Loan Bank stock (carried at cost of $269.0 million) and by first mortgage loans on one-to-four family dwellings held by the bank subsidiary (approximately $5.7 billion at December 31, 2000). The maximum amount that could be borrowed from Federal Home Loan Banks under the current borrowing agreements and without further investment in Federal Home Loan Bank stock is approximately $7 billion.

     The industrial development revenue bonds mature on July 1, 2008, with principal of $200,000 payable annually and interest at a tax effected prime rate payable monthly.

     Other notes payable at December 31, 2000, had a weighted average interest rate of 7.7% and a weighted average maturity of 12.4 years.

     The aggregate amount of maturities of all long-term debt in each of the next five years is as follows: 2001 -- $559,064,373; 2002 -- $179,536,113;
2003 -- $76,132,911; 2004 -- $101,619,721; 2005 -- $1,396,407.

     Substantially all of the consolidated net assets are owned by the subsidiaries and dividends paid by Regions are substantially provided by dividends from the subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary bank can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital to asset ratios at banking subsidiaries. At December 31, 2000, the banking subsidiary could pay approximately $298 million in dividends without prior approval.

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

NOTE J.  EMPLOYEE BENEFIT PLANS

     Regions has a defined benefit pension plan covering substantially all employees employed at or before December 31, 2000. Beginning January 1, 2001, no new entrants will be admitted into the plan. The benefits are based on years of service and the employee's highest five years of compensation during the last ten years of employment. Regions' funding policy is to contribute annually at least the amount required by IRS minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

     The Company also sponsors a supplemental executive retirement program, which is a non-qualified plan that provides certain senior executive officers defined pension benefits in relation to their compensation.

     The following table sets forth the plans' funded status and amounts recognized in the consolidated statement of condition:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $199,116   $209,552
Service cost................................................     8,861     10,572
Interest cost...............................................    15,557     14,791
Actuarial losses (gains)....................................     1,166    (29,274)
Obligations assumed through acquisitions....................        -0-     5,276
Benefit payments............................................   (10,520)   (11,801)
                                                              --------   --------
Projected benefit obligation, end of year...................  $214,180   $199,116
                                                              ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $257,180   $226,823
Actual return on plan assets................................    30,017     30,059
Assets assumed through acquisitions.........................        -0-     7,465
Company contributions.......................................       399      4,634
Benefit payments............................................   (10,520)   (11,801)
                                                              --------   --------
Fair value of plan assets, end of year......................  $277,076   $257,180
                                                              ========   ========
Funded status of plan.......................................  $ 62,896   $ 58,064
Unrecognized net actuarial (gain)...........................   (25,168)   (20,872)
Unamortized prior service cost..............................    (3,875)    (4,406)
                                                              --------   --------
Prepaid pension cost........................................  $ 33,853   $ 32,786
                                                              ========   ========

     Net pension cost included the following components:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Service cost-benefits earned during the period.........  $  8,861   $ 10,572   $  8,861
Interest cost on projected benefit obligation..........    15,557     14,791     13,058
Expected (return) on plan assets.......................   (24,003)   (22,026)   (17,455)
Net (deferral).........................................    (1,083)    (1,146)      (844)
                                                         --------   --------   --------
Net periodic pension (benefit) expense.................  $   (668)  $  2,191   $  3,620
                                                         ========   ========   ========

     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.25% and 4.50%, respectively, at December 31, 2000; 8.00% and 4.50%, respectively, at December 31, 1999; and 7.00% and 4.50%, respectively, at December 31, 1998. The expected long-term rate of return on plan assets was 9.5% at December 31, 2000 and 1999 and 9.0% in 1998.

     Contributions to employee profit sharing plans totaled $28,125,000, $24,300,000 and $23,764,000 for 2000, 1999 and 1998, respectively.

     The 2000 contribution to the employee stock ownership plan totaled $3,125,000, compared to $2,700,000 in 1999, and $2,650,000 in 1998.
Contributions are used to purchase Regions common stock for the benefit of participating employees.

     Contributions to the employee stock purchase plan in 2000, 1999 and 1998 were $2,197,000, $2,171,000 and $1,838,000, respectively.

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

     The following table sets forth the plan's funded status and amounts recognized in the consolidated statement of condition:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $ 15,494   $ 16,944
Service cost................................................     1,106      1,234
Interest cost...............................................     1,208      1,219
Actuarial losses (gains)....................................     1,446     (4,037)
Acquisitions................................................        -0-       839
Benefit payments............................................      (989)      (705)
                                                              --------   --------
Projected benefit obligation, end of year...................  $ 18,265   $ 15,494
                                                              ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $    182   $    159
Actual return on plan assets................................        -0-        -0-
Company contributions.......................................     1,054        729
Benefit payments............................................      (989)      (706)
                                                              --------   --------
Fair value of plan assets, end of year......................  $    247   $    182
                                                              ========   ========
Funded status of plan.......................................  $(18,018)  $(15,312)
Recognized net actuarial loss...............................     5,774      4,856
                                                              --------   --------
Accrued postretirement benefit cost.........................  $(12,244)  $(10,456)
                                                              ========   ========

     Net periodic postretirement benefit cost included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Service cost-benefits earned during the period..............  $1,106   $1,234   $  892
Interest cost on benefit obligation.........................   1,208    1,219      962
Net amortization............................................     590      591      590
Recognized (gain)...........................................    (126)      -0-    (114)
                                                              ------   ------   ------
Net periodic postretirement benefit cost....................  $2,778   $3,044   $2,330
                                                              ======   ======   ======

     The assumed health care cost trend rate was 8.1% for 2001 and is assumed to decrease gradually to 5.1% by 2007 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2000, by $1,754,415 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2000 by $292,269. Decreasing the assumed health care cost trend rates by one percentage in each year would decrease the accumulated postretirement benefit obligation at December 31, 2000, by $1,549,328 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2000 by $252,654. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.25% at December 31, 2000, and 8.00% at December 31, 1999.

NOTE K.  LEASES

     Rental expense for all leases amounted to approximately $19,241,000, $16,523,000 and $19,537,000 for 2000, 1999 and 1998, respectively. The approximate future minimum rental commitments as of December 31, 2000, for all noncancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

                                                              EQUIPMENT   PREMISES    TOTAL
                                                              ---------   --------   -------
                                                                      (IN THOUSANDS)
2001........................................................   $  601     $12,901    $13,502
2002........................................................      483      11,081     11,564
2003........................................................      383       9,779     10,162
2004........................................................      245       7,745      7,990
2005........................................................      123       6,608      6,731
2006-2010...................................................       69      16,654     16,723
2011-2015...................................................       67       9,101      9,168
2016-2020...................................................       67       5,222      5,289
2021-End....................................................       67       3,988      4,055
                                                               ------     -------    -------
          Total.............................................   $2,105     $83,079    $85,184
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

     Loan commitments totaled $6.3 billion at December 31, 2000, and $7.4 billion at December 31, 1999. Standby letters of credit were $762.7 million at December 31, 2000, and $602.6 million at December 31, 1999. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $48.1 million at December 31, 2000, and $46.6 million at December 31, 1999.

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

     Forward contracts represent commitments to sell money market instruments at a future date at a specified price or yield. These contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The amount of hedging gains and losses deferred, which is reflected in gains and losses on mortgage loans held for sale as realized, was not material to the results of operations for the years ended December 31, 2000, 1999 or 1998. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. The gross contract amount of forward contracts, which totaled $157 million and $158 million at December 31, 2000, and 1999, respectively, represents the extent of Regions' involvement. However, those amounts significantly exceed the future cash requirements, as the Company intends to close out open positions prior to settlement, and thus is subject only to the change in the value of the instruments. The gross amount of contracts represents the Company's maximum exposure to off-balance sheet credit risk.

     The Company utilizes put and call option contracts to hedge mortgage loan originations in process. Option contracts represent rights to purchase or sell securities or other money market instruments at a specified price and within a specified period of time at the option of the holder. There were no option contracts outstanding as of December 31, 2000 or December 31, 1999. The commitment fees paid for option contracts reflect the maximum exposure to the Company.

     Foreign currency exchange contracts involve the trading of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to facilitate the management of fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $44 million and $24 million at December 31, 2000 and 1999, respectively. The Company is subject to the risk that another party will fail to perform and the gross amount of the contracts represents the Company's maximum exposure to credit risk.

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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                          DECEMBER 31, 2000           DECEMBER 31, 1999
                                      -------------------------   -------------------------
                                                     ESTIMATED                   ESTIMATED
                                       CARRYING        FAIR        CARRYING        FAIR
                                        AMOUNT         VALUE        AMOUNT         VALUE
                                      -----------   -----------   -----------   -----------
                                                         (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.........  $ 1,306,422   $ 1,306,422   $ 1,459,496   $ 1,459,496
  Interest-bearing deposits in other
     banks..........................        3,246         3,246         9,653         9,653
  Investment securities.............    3,539,202     3,536,283     4,054,279     3,934,047
  Securities available for sale.....    5,454,969     5,454,969     6,858,765     6,858,765
  Trading account assets............       13,437        13,437        14,543        14,543
  Mortgage loans held for sale......      222,902       222,902       567,131       567,131
  Loans, net (excluding leases).....   30,496,577    31,036,366    27,448,765    27,531,111
Financial liabilities:
  Deposits..........................   32,022,491    32,134,570    29,989,094    29,929,116
  Short-term borrowings.............    3,133,142     3,133,142     7,624,985     7,624,985
  Long-term borrowings..............    4,478,027     4,707,750     1,750,861     1,635,304
Off-balance-sheet instruments:
  Loan commitments..................           -0-      (59,358)           -0-      (69,176)
  Standby letters of credit.........           -0-      (11,440)           -0-       (9,039)
  Commercial letters of credit......           -0-         (120)           -0-         (117)

NOTE O.  OTHER INCOME AND EXPENSE

     Other income consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Fees and commissions........................................  $ 59,376   $ 49,357   $ 52,073
Insurance premiums and commissions..........................    14,505     13,432     10,231
Trading account income......................................    32,843     29,977     21,915
Gain on sale of credit card portfolio.......................    67,220         -0-        -0-
Gain on sale of mortgage servicing rights...................    19,888      7,526        839
Divestiture of banking interest.............................        -0-    18,399         -0-
Other miscellaneous income..................................    75,229     66,754     44,520
                                                              --------   --------   --------
          Total.............................................  $269,061   $185,445   $129,578
                                                              ========   ========   ========

     Other expense consists of the following:

Stationery, printing and supplies...........................  $ 14,415   $ 20,533   $ 20,625
Advertising and business development........................    20,762     22,052     20,084
Postage and freight.........................................    17,846     20,503     18,727
Telephone...................................................    34,243     26,951     24,480
Legal and other professional fees...........................    29,741     32,374     20,423
Other non-credit losses.....................................    43,520     30,872     34,426
Outside computer services...................................    19,942     24,078     17,433
Amortization of mortgage servicing rights...................    33,619     35,195     31,832
Amortization of excess purchase price.......................    29,164     23,995     19,776
Loss on sale of mortgages by affiliate mortgage companies...     3,991      9,521     13,981
Other miscellaneous expenses................................   135,135    126,475     94,786
                                                              --------   --------   --------
          Total.............................................  $382,378   $372,549   $316,573
                                                              ========   ========   ========

NOTE P.  INCOME TAXES

     At December 31, 2000, Regions has net operating loss carryforwards for federal tax purposes of $7.1 million that expire in years 2003 through 2013. These carryforwards resulted from various acquired financial institutions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Regions' deferred tax assets and liabilities as of December 31, 2000 and 1999 are listed below.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Loan loss allowance.......................................  $136,316   $120,405
  Net operating loss carryforwards..........................     2,498      3,825
  Mark to market securities available for sale..............        -0-    75,988
  Other.....................................................    56,925     64,097
                                                              --------   --------
          Total deferred tax assets.........................   195,739    264,315
Deferred tax liabilities:
  Tax over book depreciation................................     8,503      9,481
  Accretion of bond discount................................    12,704     10,631
  Direct lease financing....................................    63,663     44,187
  Pension...................................................    13,692     13,172
  Mark to market securities available for sale..............       525         -0-
  Originated mortgage servicing rights......................    17,391     16,771
  Other.....................................................    18,468     19,081
                                                              --------   --------
          Total deferred tax liabilities....................   134,946    113,323
                                                              --------   --------
Net deferred tax assets before valuation allowance..........    60,793    150,992
Valuation allowance.........................................        -0-    (2,802)
                                                              --------   --------
Net deferred tax asset......................................  $ 60,793   $148,190
                                                              ========   ========

     Applicable income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the reasons below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Tax on income computed at statutory federal income tax
  rate......................................................  $259,604   $274,759   $222,356
Increases (decreases) in taxes resulting from:
  Tax exempt income from obligations of states and political
     subdivisions...........................................   (17,082)   (15,634)   (15,571)
  State income tax, net of federal tax benefit..............     2,291      2,605      7,818
  Effect of recapitalization of subsidiary..................   (24,000)        -0-        -0-
  Other, net................................................    (6,610)    (2,090)    (1,013)
                                                              --------   --------   --------
          Total.............................................  $214,203   $259,640   $213,590
                                                              ========   ========   ========
Effective tax rate..........................................      28.9%      33.1%      33.6%

     During the fourth quarter of 2000, Regions recapitalized one of its subsidiaries by raising Tier 2 capital through issuance of a new class of preferred stock of this subsidiary. Regions is not subject to tax on the portion of the subsidiary's income allocated to the holders of the preferred stock for federal income tax purposes.

     The provisions for income taxes in the consolidated statements of income are summarized below. Included in these amounts are income taxes of ($13,975,000) $56,000, and $2,644,000 in 2000, 1999 and 1998, respectively, related to securities transactions.

                                                              CURRENT    DEFERRED    TOTAL
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
2000
Federal.....................................................  $199,974   $10,705    $210,679
State.......................................................     3,345       179       3,524
                                                              --------   -------    --------
          Total.............................................  $203,319   $10,884    $214,203
                                                              ========   =======    ========
1999
Federal.....................................................  $259,422   $(3,790)   $255,632
State.......................................................     4,067       (59)      4,008
                                                              --------   -------    --------
          Total.............................................  $263,489   $(3,849)   $259,640
                                                              ========   =======    ========
1998
Federal.....................................................  $196,296   $ 5,267    $201,563
State.......................................................    11,713       314      12,027
                                                              --------   -------    --------
          Total.............................................  $208,009   $ 5,581    $213,590
                                                              ========   =======    ========

NOTE Q.  BUSINESS COMBINATIONS

     During 2000 Regions completed the following business combinations:

                                                                                                ACCOUNTING
DATE      COMPANY                                       HEADQUARTERS LOCATION   TOTAL ASSETS    TREATMENT
----      -------                                       ---------------------  --------------   ----------
                                                                               (IN THOUSANDS)
January   LCB Corporation                               Fayetteville,             $173,157      Purchase
                                                        Tennessee
May       Branches of Amsouth Bank                      Fort Smith, Arkansas       186,361      Purchase
August    Heritage Bancorp, Inc.                        Hutto, Texas               114,370      Purchase
August    First National Bancshares of Louisiana, Inc.  Alexandria, Louisiana      303,793      Purchase
September East Coast Bank Corporation                   Ormond Beach, Florida      107,779      Purchase

     The total consideration paid for these business combinations was approximately 5.0 million shares of Regions' common stock (including treasury stock reissued) valued at $112 million. Total intangible assets recorded in connection with the purchase transactions totaled approximately $85 million.

     During 1999 Regions completed the following additional business combinations:

                                                                                            ACCOUNTING
DATE      COMPANY                                   HEADQUARTERS LOCATION   TOTAL ASSETS    TREATMENT
----      -------                                   ---------------------  --------------   ----------
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

     Because certain of the 2000 and 1999 business combinations were accounted for as purchases, Regions' consolidated financial statements include the results of operations of those companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis, as if all the above companies had been acquired on

January 1, 1999. The pro forma summary information does not necessarily reflect the results of operations that would have occurred, if the acquisitions had occurred at the beginning of the periods presented, or of results which may occur in the future.

                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Interest income.............................................  $3,253,082   $2,920,835
Interest expense............................................   1,854,115    1,460,418
                                                              ----------   ----------
  Net interest income.......................................   1,398,967    1,460,417
Provision for loan losses...................................     127,434      116,265
Non-interest income.........................................     604,345      547,117
Non-interest expense........................................   1,142,669    1,106,548
                                                              ----------   ----------
  Income before income taxes................................     733,209      784,721
Applicable income taxes.....................................     213,189      261,415
                                                              ----------   ----------
Net income..................................................  $  520,020   $  523,306
                                                              ==========   ==========
Net income per share........................................       $2.36        $2.36
Net income per share, diluted...............................        2.34         2.34

     The following chart summarizes the assets acquired and liabilities assumed in connection with business combinations in 2000 and 1999.

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash and due from banks.....................................  $156,263   $114,549
Investment securities.......................................    31,084      5,982
Securities available for sale...............................   150,086    213,672
Loans, net..................................................   490,403    566,821
Other assets................................................    32,852     63,734
Deposits....................................................   752,963    843,422
Borrowings..................................................    74,074     25,788
Other liabilities...........................................     9,269      5,598

     As of December 31, 2000, Regions' had the following pending business combination:

                                           APPROXIMATE
                                        -----------------                              ANTICIPATED
                                        ASSET                                          ACCOUNTING
INSTITUTION                              SIZE    VALUE(1)         CONSIDERATION         TREATMENT
-----------                             ------   --------         -------------        -----------
                                          (IN MILLIONS)
Morgan Keegan, Inc., headquartered in
  Memphis, Tennessee..................  $2,058     $789     Cash/Regions Common Stock   Purchase

---------------

(1) Computed as of the date of announcement of the transaction.

NOTE R.  STOCK OPTION AND LONG-TERM INCENTIVE PLANS

     Regions has stock option plans for certain key employees that provide for the granting of options to purchase up to 5,720,000 (excluding options assumed in connection with acquisitions) shares of Regions' common stock. The terms of options granted are determined by the personnel committee of the Board of Directors; however, no options may be granted after ten years from the plans' adoption and no options may be exercised beyond ten years from the date granted. The option price per share of incentive stock options can not be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options may be less than the fair market value of the common stock on the date of the grant. The plans also permit the granting of stock appreciation rights to holders of stock options. Stock appreciation rights were attached to 24,694; 81,755 and 116,713 of the shares under option at December 31, 2000, 1999 and 1998, respectively.

     Regions' long-term incentive plan provides for the granting of up to 10,000,000 shares of common stock in the form of stock options, stock appreciation rights, performance awards or restricted stock awards. The terms of stock options granted under the long-term incentive plan are generally subject to the same terms as options granted under Regions' stock option plans. A maximum of 3,000,000 shares of restricted stock and 5,000,000 shares of performance awards may be granted. During 2000 and 1999, Regions granted 256,042 and 700 shares, respectively, as restricted stock and during 1999 and 1998, granted 411,372 and 311,393 shares, respectively, as performance awards. No performance awards were granted in 2000. Grantees of restricted stock must remain employed with Regions for certain periods from the date of the grant at the same or a higher level in order for the shares to be released. However, during this period the grantee is eligible to receive dividends and exercise voting privileges on such restricted shares. In 2000, 1999, and 1998, 59,216; 150,384 and 99,013 restricted shares, respectively, were released. Issuance of performance awards is dependent upon achievement of certain performance criteria and is, therefore, deferred until the end of the performance period. In 1999, 199,091 performance awards were issued. No performance awards were issued in 2000. Total expense for restricted stock was $2,753,000 in 2000, $2,117,000 in 1999, and $2,693,000 in 1998. Total expense for performance shares was $3,274,000 in 1999 and $18,424,000 in 1998. In 2000, a decline in Regions'
common stock price resulted in a benefit of $1,212,000.

     In connection with the business combinations in 2000, Regions assumed stock options, which were previously granted by those companies and converted those options, based on the appropriate exchange ratio, into options to acquire Regions' common stock. The common stock for such options has been registered under the Securities Act of 1933 by Regions and is not included in the maximum number of shares that may be granted by Regions under its existing stock option plans.

     Stock option activity (including assumed options) over the last three years is summarized as follows:

                                                                                          WEIGHTED
                                                                            OPTION        AVERAGE
                                                         SHARES UNDER        PRICE        EXERCISE
                                                            OPTION         PER SHARE       PRICES
                                                         ------------   ---------------   --------
Balance at January 1, 1998.............................    6,582,676    $3.39 -- $38.75    $17.44
  Options assumed through acquisitions.................      281,891     5.50 --  33.72     11.77
  Granted..............................................    1,150,257    39.47 --  41.38     41.17
  Exercised............................................   (1,166,575)    3.39 --  36.42     12.17
  Canceled.............................................      (64,797)    9.03 --  41.34     28.82
                                                          ----------
Outstanding at December 31, 1998.......................    6,783,452    $3.39 -- $41.38    $22.05
  Options assumed through acquisitions.................      498,625     6.06 --  17.81      9.83
  Granted..............................................    1,242,172    34.66 --  37.47     35.67
  Exercised............................................   (1,292,088)    3.39 --  37.85     12.61
  Canceled.............................................      (94,632)    8.01 --  41.34     29.47
                                                          ----------
Outstanding at December 31, 1999.......................    7,137,529    $4.35 -- $41.38    $25.16
  Options assumed through acquisitions.................       21,133              10.00     10.00
  Granted..............................................    2,283,354    20.09 --  24.26     20.14
  Exercised............................................     (450,865)    4.35 --  20.88     10.22
  Canceled.............................................     (200,718)    4.81 --  41.38     33.28
                                                          ----------
Outstanding at December 31, 2000.......................    8,790,433    $4.35 -- $41.38    $24.40
                                                          ==========
  Exercisable at December 31, 2000.....................    6,482,350    $4.35 -- $41.38    $25.80

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

                                                                2000       1999       1998
                                                              --------   --------   --------
Pro forma net income ($000's)...............................  $517,931   $520,625   $412,701
Pro forma net income per share..............................     $2.35      $2.35      $1.87
Pro forma net income per share, diluted.....................      2.33       2.32       1.84

     Regions' options outstanding have a weighted average contractual life of
6.6 years. The weighted average fair value of options granted was $3.52 in 2000, $6.63 in 1999 and $8.77 in 1998. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000: expected dividend yield of 3.9%; expected option life of 5 years; expected volatility of 22.2%; and a risk free interest rate of 5.0%. The 1999 assumptions used in the model included: expected dividend yield of 4.0%; expected option life of 5 years; expected volatility of 20.7%; and a risk free interest rate of 6.3%. The 1998 assumptions were: expected dividend yield of 2.3%; expected option life of 5 years; expected volatility of 19.3%; and a risk free interest rate of 4.5%.

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

NOTE S.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Presented below are condensed financial statements of Regions Financial
Corporation:

STATEMENTS OF CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................  $  314,911   $  122,457
Loans to subsidiaries.......................................          -0-       6,200
Investment securities.......................................       3,121        3,914
Securities available for sale...............................         179           56
Premises and equipment......................................      12,095       13,183
Investment in subsidiaries:
  Banks.....................................................   3,419,775    3,124,962
  Non-banks.................................................      15,749      112,382
                                                              ----------   ----------
                                                               3,435,524    3,237,344
Other assets................................................      47,121       36,257
                                                              ----------   ----------
                                                              $3,812,951   $3,419,411
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper............................................  $   27,750   $   56,750
Long-term borrowings........................................     219,839      213,446
Other liabilities...........................................     107,418       84,103
                                                              ----------   ----------
Total liabilities...........................................     355,007      354,299
Stockholders' equity:
  Common stock..............................................     139,105      137,897
  Surplus...................................................   1,058,733    1,022,825
  Undivided profits.........................................   2,334,193    1,909,109
  Treasury stock............................................     (67,135)          -0-
  Unearned restricted stock.................................      (6,952)      (4,719)
                                                              ----------   ----------
          Total stockholders' equity........................   3,457,944    3,065,112
                                                              ----------   ----------
                                                              $3,812,951   $3,419,411
                                                              ==========   ==========

STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income:
  Dividends received from subsidiaries:
     Banks..................................................  $568,533   $392,749   $246,164
     Non-banks..............................................        -0-     3,000         -0-
                                                              --------   --------   --------
                                                               568,533    395,749    246,164
  Service fees from subsidiaries............................    47,049     32,826     91,647
  Interest from subsidiaries................................     4,144      3,694      3,622
  Other.....................................................     6,213     19,345      7,161
                                                              --------   --------   --------
                                                               625,939    451,614    348,594
Expenses:
  Salaries and employee benefits............................    16,936     14,216     54,794
  Interest..................................................    19,557     21,556     20,783
  Net occupancy expense.....................................     1,322      1,167      1,946
  Furniture and equipment expense...........................       784      1,339      4,111
  Legal and other professional fees.........................    11,976      7,326      8,979
  Amortization of excess purchase price.....................    18,683     15,098     11,412
  Other expenses............................................     8,502      8,757      7,286
                                                              --------   --------   --------
                                                                77,760     69,459    109,311
Income before income taxes and equity in undistributed
  earnings of subsidiaries..................................   548,179    382,155    239,283
Applicable income taxes (credit)............................    (7,022)      (694)    (1,804)
                                                              --------   --------   --------
Income before equity in undistributed earnings of
  subsidiaries..............................................   555,201    382,849    241,087
Equity in undistributed earnings of subsidiaries:
  Banks.....................................................   (32,230)   138,787    169,689
  Non-banks.................................................     4,552      3,750     10,936
                                                              --------   --------   --------
                                                               (27,678)   142,537    180,625
                                                              --------   --------   --------
          Net Income........................................  $527,523   $525,386   $421,712
                                                              ========   ========   ========

     Aggregate maturities of long-term borrowings in each of the next five years for the parent company only are as follows: $25,660,000 in 2001; $75,690,000 in 2002; $710,000 in 2003; $100,850,000 in 2004; and $870,000 in 2005. Standby
letters of credit issued by the parent company totaled $6.4 million at December 31, 2000. This amount is included in total standby letters of credit disclosed in Note L.

STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net income................................................  $ 527,523   $ 525,386   $ 421,712
  Adjustments to reconcile net cash provided by operating
     activities:
     Equity in undistributed earnings of subsidiaries.......     27,678    (142,537)   (180,625)
     Provision for depreciation and amortization............     22,661      18,636      17,409
     (Decrease) increase in other liabilities...............    (58,569)    104,491     (32,424)
     Loss on sale of premises and equipment.................          2          93          44
     (Increase) in other assets.............................    (29,547)     (3,417)    (17,069)
     Stock issued to employees under incentive plan.........      3,088       4,959      14,717
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    492,836     507,611     223,764
Investing activities:
  Investment in subsidiaries................................    100,181      18,525     103,138
  Principal payments (advances) on loans to subsidiaries....      6,200      54,900      (1,103)
  Sale and purchases of premises and equipment..............        134      (3,778)      3,368
  Maturity of investment securities.........................        793          15      34,519
  Purchase of available for sale securities.................       (123)        (56)         -0-
                                                              ---------   ---------   ---------
          Net cash provided by investing activities.........    107,185      69,606     139,922
Financing activities:
  (Decrease) increase in commercial paper borrowings........    (29,000)         -0-      4,000
  Cash dividends............................................   (238,447)   (221,928)   (191,643)
  Purchase of treasury stock................................   (149,119)   (255,271)   (181,651)
  Proceeds from long-term borrowings........................      8,122       6,701       4,500
  Principal payments on long-term borrowings................     (1,730)    (13,428)    (10,120)
  Exercise of stock options.................................      2,607      13,676       8,416
                                                              ---------   ---------   ---------
          Net cash (used) by financing activities...........   (407,567)   (470,250)   (366,498)
                                                              ---------   ---------   ---------
  Increase (decrease) in cash and cash equivalents..........    192,454     106,967      (2,812)
  Cash and cash equivalents at beginning of year............    122,457      15,490      18,302
                                                              ---------   ---------   ---------
  Cash and cash equivalents at end of year..................  $ 314,911   $ 122,457   $  15,490
                                                              =========   =========   =========

NOTE T.  REGULATORY CAPITAL REQUIREMENTS

     Regions and its bank subsidiary are subject to regulatory capital requirements administered by federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 2000, the most recent notification from federal banking agencies categorized Regions and its significant subsidiary as "well capitalized" under the regulatory framework.

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

     Regions' and its most significant subsidiary's capital levels at December 31, 2000 and 1999, exceeded the "well capitalized" levels, as shown below:

                                                           DECEMBER 31, 2000         TO BE
                                                         ----------------------      WELL
                                                             AMOUNT       RATIO   CAPITALIZED
                                                         --------------   -----   -----------
                                                         (IN THOUSANDS)
Tier 1 Capital:
  Regions Financial Corporation........................    $2,982,652      9.14%      6.00%
  Regions Bank.........................................     2,951,565      9.27       6.00
Total Capital:
  Regions Financial Corporation........................    $3,730,852     11.44%     10.00%
  Regions Bank.........................................     3,524,765     11.07      10.00
Leverage:
  Regions Financial Corporation........................    $2,982,652      6.90%      5.00%
  Regions Bank.........................................     2,951,565      6.96       5.00

                                                           DECEMBER 31, 1999         TO BE
                                                         ----------------------      WELL
                                                             AMOUNT       RATIO   CAPITALIZED
                                                         --------------   -----   -----------
                                                         (IN THOUSANDS)
Tier 1 Capital:
  Regions Financial Corporation........................    $2,791,191      9.51%      6.00%
  Regions Bank.........................................     2,917,543      9.79       6.00
Total Capital:
  Regions Financial Corporation........................    $3,351,098     11.42%     10.00%
  Regions Bank.........................................     3,298,864     11.07      10.00
Leverage:
  Regions Financial Corporation........................    $2,791,191      6.95%      5.00%
  Regions Bank.........................................     2,917,543      7.11       5.00

NOTE U.  MERGER AND CONSOLIDATION EXPENSES

     In 1998, Regions incurred a pre-tax, non-recurring merger and consolidation charge of $121.4 million related primarily to the merger of First Commercial and four other institutions with Regions. The charge, recognized in the third ($114.7 million) and fourth ($6.7 million) quarters, consisted primarily of employee-related obligations ($33.6 million), elimination of duplicate facilities, obsolete equipment and other assets ($47.6 million), contract terminations ($6.0 million), costs to exit certain lines of business ($5.1 million), and professional fees and contractual payments associated with the mergers ($29.1 million). During 1998, merger-and consolidation-related costs incurred or charged against the accrual totaled $117.0 million, resulting in a balance in merger and consolidation accrual of $4.4 million at December 31, 1998, which is primarily associated with certain employee-related obligations. These employee-related obligations were paid out in early 1999, resulting in the merger and consolidation accrual being reduced to zero.

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

NOTE V.  EARNINGS PER SHARE

     The following table sets forth the computation of basic net income per share and diluted net income per share.

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                   (IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Numerator:
  For basic net income per share and diluted net income per
     share, net income......................................  $527,523   $525,386   $421,712
                                                              ========   ========   ========
Denominator:
  For basic net income per share --
  Weighted average shares outstanding.......................   220,762    221,617    220,114
Effect of dilutive securities:
  Stock options.............................................     1,015      2,138      2,951
  Performance shares........................................       212        212        716
                                                              --------   --------   --------
                                                                 1,227      2,350      3,667
                                                              --------   --------   --------
For diluted net income per share............................   221,989    223,967    223,781
                                                              ========   ========   ========
Basic net income per share..................................  $   2.39   $   2.37   $   1.92
                                                              ========   ========   ========
Diluted net income per share................................      2.38       2.35       1.88
                                                              ========   ========   ========

NOTE W.  BUSINESS SEGMENT INFORMATION

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

                                                                                               TOTAL
                             WEST       CENTRAL        EAST       TREASURY       OTHER        COMPANY
                          ----------   ----------   ----------   -----------   ----------   -----------
                                                         (IN THOUSANDS)
2000
Net interest income.....  $  380,978   $  431,248   $  417,642   $   (63,888)  $  222,817   $ 1,388,797
Provision for loan
  loss..................      27,788       32,770       32,651        27,126        6,764       127,099
Non-interest income.....     100,164      128,929       85,434           108      286,575       601,210
Non-interest expense....     235,308      218,521      220,080        22,903      424,370     1,121,182
Income taxes
  (benefit).............      86,583      123,421      101,406       (42,678)     (54,529)      214,203
                          ----------   ----------   ----------   -----------   ----------   -----------
  Net income (loss).....  $  131,463   $  185,465   $  148,939   $   (71,131)  $  132,787   $   527,523
                          ==========   ==========   ==========   ===========   ==========   ===========
Average assets..........  $6,946,972   $8,135,218   $7,978,958   $17,970,601   $1,857,588   $42,889,337
1999
Net interest income.....  $  375,296   $  405,542   $  392,586   $   107,190   $  145,241   $ 1,425,855
Provision for loan
  loss..................      25,474       29,317       29,017        21,576        8,274       113,658
Non-interest income.....      88,683      114,094       79,987         6,999      247,378       537,141
Non-interest expense....     217,370      203,153      212,755        16,283      414,751     1,064,312
Income taxes
  (benefit).............      88,587      115,838       93,521        36,744      (75,050)      259,640
                          ----------   ----------   ----------   -----------   ----------   -----------
  Net income............  $  132,548   $  171,328   $  137,280   $    39,586   $   44,644   $   525,386
                          ==========   ==========   ==========   ===========   ==========   ===========
Average assets..........  $6,311,658   $7,137,094   $7,081,779   $14,352,431   $4,724,970   $39,607,932
1998
Net interest income.....  $  362,885   $  395,874   $  340,892   $   100,832      124,335   $ 1,324,818
Provision for loan
  loss..................      15,406       16,806       14,472         8,860        4,961        60,505
Non-interest income.....      90,872       99,133       85,365         2,118      197,209       474,697
Non-interest expense....     203,971      222,513      191,609         8,458      477,157     1,103,708
Income taxes
  (benefit).............      88,718       96,783       83,341        12,181      (67,433)      213,590
                          ----------   ----------   ----------   -----------   ----------   -----------
  Net income (loss).....  $  145,662   $  158,905   $  136,835   $    73,451   $  (93,141)  $   421,712
                          ==========   ==========   ==========   ===========   ==========   ===========
Average assets..........  $6,826,590   $7,447,189   $6,412,857   $10,358,212   $3,012,193   $34,057,041

NOTE X.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133" (Statement 138). Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (Statement 133) requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Statement 133, deferred by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Regions expects the impact of Statement 133 and Statement 138 to be immaterial on its financial position and results of operations.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140) that replaces, in its entirety, Financial Accounting Standards No. 125. Statement 140 provides guidance for determining whether a liability has been extinguished. Statement 140 also provides guidance for accounting for servicing of financial assets, the receipt or pledging of collateral, and requires certain disclosures. Statement 140 is effective for transfers occurring after March 31, 2001. Regions is currently evaluating the impact of Statement 140 on its financial statements.

NOTE Y.  SUBSEQUENT EVENTS

     In February 2001, Regions issued $288 million of trust preferred securities at 8.00% with a 30 year life. In March 2001, Regions issued $500 million of 7.00% subordinated notes due 2011.

NOTE Z. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS, COMMON STOCK MARKET PRICES AND DIVIDENDS (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                        -----------------------------------------
                                                        MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                        --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Total interest income.................................  $780,229   $792,587   $824,694   $836,733
Total interest expense................................   426,113    443,896    482,575    492,862
                                                        --------   --------   --------   --------
Net interest income...................................   354,116    348,691    342,119    343,871
Provision for loan losses.............................    29,177     27,804     32,746     37,372
                                                        --------   --------   --------   --------
Net interest income after provision for loan losses...   324,939    320,887    309,373    306,499
Total non-interest income, excluding securities
  gains...............................................   206,810    137,583    146,719    150,026
Securities (losses) gains.............................   (40,018)        67         28         (5)
Total non-interest expense............................   271,135    272,787    273,339    303,921
Income taxes..........................................    74,591     60,457     54,922     24,233
                                                        --------   --------   --------   --------
Net income............................................  $146,005   $125,293   $127,859   $128,366
                                                        ========   ========   ========   ========
Per share:
  Net income..........................................  $    .66   $    .57   $    .58   $    .58
  Net income, diluted.................................       .66        .57        .58        .58
  Cash dividends declared.............................       .27        .27        .27        .27
  Market price:
     Low..............................................   18 5/16     19 1/8     19 7/8    20 1/16
     High.............................................    25 1/4     25 1/2     25 1/4         28
1999
Total interest income.................................  $666,441   $698,136   $731,986   $758,123
Total interest expense................................   323,844    335,870    371,538    397,579
                                                        --------   --------   --------   --------
Net interest income...................................   342,597    362,266    360,448    360,544
Provision for loan losses.............................    20,738     23,944     30,707     38,269
                                                        --------   --------   --------   --------
Net interest income after provision for loan losses...   321,859    338,322    329,741    322,275
Total non-interest income, excluding securities
  gains...............................................   143,099    121,769    133,269    138,844
Securities gains......................................        16         22          3        119
Total non-interest expense............................   262,575    260,224    265,220    276,293
Income taxes..........................................    73,019     63,900     66,835     55,886
                                                        --------   --------   --------   --------
Net income............................................  $129,380   $135,989   $130,958   $129,059
                                                        ========   ========   ========   ========
Per share:
  Net income..........................................  $    .58   $    .61   $    .59   $    .59
  Net income, diluted.................................       .57        .60        .59        .59
  Cash dividends declared.............................       .25        .25        .25        .25
  Market price:
     Low..............................................   34 9/16     34 3/8     29 5/8    23 3/16
     High.............................................    41 5/8     39 1/8         39   31 13/16

     Regions Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol RGBK. Market prices shown represent sales prices as reported in the Nasdaq Monthly Summary of Activity Report. At December 31, 2000, there were 52,049 shareholders of record of Regions Financial Corporation Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure between Registrant and Ernst & Young LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     All information presented under the captions "Information On Directors" and "Section 16 Transaction" of the Registrant's proxy statement to be dated approximately April 10, 2001, are incorporated by reference.

     Executive officers of the Registrant as of December 31, 2000, are as follows:

                                                                  POSITION AND
                                                                OFFICES HELD WITH                OFFICER
EXECUTIVE OFFICER                           AGE            REGISTRANT AND SUBSIDIARIES            SINCE
-----------------                           ---            ---------------------------           -------
J. Stanley Mackin.........................  68    Chairman and Director, Registrant and Regions   1983*
                                                    Bank; Director Regions Mortgage, Inc.
Carl E. Jones, Jr.........................  60    Director, President and Chief Executive         1983*
                                                    Officer, Registrant and Regions Bank.
                                                    Director Regions Mortgage, Inc., Regions
                                                    Interstate Billing Service, Inc., and EFC
                                                    Holdings Corporation.
Richard D. Horsley........................  58    Vice Chairman, Director and Executive           1972
                                                    Financial Officer, Registrant and Regions
                                                    Bank; Director and Vice President, Regions
                                                    Agency, Inc., Regions Asset Management
                                                    Company, and RAMCO -- FL Holding, Inc.;
                                                    Director, Regions Life Insurance Company,
                                                    Regions Mortgage, Inc., and EFC Holdings
                                                    Corporation.
John I. Fleischauer, Jr...................  52    President/West Region; Director, Regions        1999*
                                                    Bank.
Wilbur B. Hufham..........................  63    President/Central Region; Director, Regions     1983*
                                                  Bank; Director Regions Mortgage, Inc.
Peter D. Miller...........................  54    President/East Region; Director, Regions        1996*
                                                    Bank.
William E. Askew..........................  51    Executive Vice President -- Retail Banking      1987
                                                    Division, Registrant and Regions Bank.
D. Bryan Jordan...........................  39    Executive Vice President and Comptroller,       2000
                                                    Registrant and Regions Bank; Director,
                                                    Regions Asset Management Company, Inc.
E. Cris Stone.............................  58    Executive Vice President -- Corporate           1988
                                                    Banking, Registrant and Regions Bank;
                                                    Director and Vice President, Regions
                                                    Financial Leasing, Inc.; Director Regions
                                                    Interstate Billing Service, Inc.
David C. Gordon...........................  52    Executive Vice President -- Bank Operations,    1999
                                                    Registrant and Regions Bank.

                                                                  POSITION AND
                                                                OFFICES HELD WITH                OFFICER
EXECUTIVE OFFICER                           AGE            REGISTRANT AND SUBSIDIARIES            SINCE
-----------------                           ---            ---------------------------           -------
J. Kenneth Alderman.......................  49    Executive Vice President -- Trust Group,        2000
                                                    Registrant and Regions Bank
Samuel E. Upchurch Jr.....................  49    Executive Vice President, General Counsel and   1994
                                                    Corporate Secretary, Registrant and Regions
                                                    Bank; Director Regions Investment Company,
                                                    Inc., Regions Interstate Billing Service,
                                                    Inc., and EFC Holdings Corporation;
                                                    Director and Secretary, Regions Asset
                                                    Holding Company, Inc., Regions Investment
                                                    Management Holding Company, Inc., Regions
                                                    Asset Company, Inc., Regions Licensing
                                                    Company, Inc., and Regions Investment
                                                    Management Company, Inc.

---------------

* The years indicated are those in which the individual was first deemed to be an executive officer of Registrant, although in every case the individual had been an executive officer of a subsidiary of Registrant for a number of years.

ITEM 11.  EXECUTIVE COMPENSATION

     All information presented under the caption "Executive Compensation and Other Transaction", excluding the information under the subheading "Compensation Committee Executive Compensation Report" of the Registrant's proxy statement to be dated approximately April 10, 2001, are incorporated herein by reference. All information presented under the caption "Executive Compensation Report" of the Registrant's proxy statement to be dated approximately April 10, 2000, are specifically not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All information presented under the captions "Voting Securities and Principal Holders Thereof" and "Information on Directors" of the Registrant's proxy statement to be dated approximately April 10, 2001, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All information presented under the caption "Other Transactions", of the Registrant's proxy statement to be dated approximately April 10, 2001, are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     14(a)(1) and (2) Financial Statement Schedules.

     The following consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

     Report of Independent Auditors

     Consolidated Statements of Condition -- December 31, 2000 and 1999

     Consolidated Statements of Income -- Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements -- December 31, 2000

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

     14(a)(3) Listing of Exhibits:

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT
--------------                            ----------------------
      3.         --    Bylaws as last amended on March 17, 1999, incorporated
                       herein by reference from the Exhibits to the Registration
                       Statement filed with the Commission and assigned file number
                       333-86975.
                       Certificate of Incorporation as last amended on June 18,
                       1999, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission and
                       assigned file number 333-86975.
      4.         --    a. Subordinated Notes Indenture Agreement dated as of
                          December 1, 1992, incorporated by reference from the
                          Exhibits to the Registration Statement filed with the
                          Commission and assigned registration number 33-45714.
     10.         --    *a. Regions Amended and Restated 1991 Long-Term Incentive
                           Plan incorporated by reference from Exhibit B to the
                           Registrant's proxy statement filed with the Commission
                           and dated March 16, 1995.
                 --    *b. Regions Management Incentive Plan Amended and Restated
                           as of January 1, 1999, incorporated by reference from
                           Appendix B to the Registrant's proxy statement filed
                           with the Commission and dated April 7, 1999.
                 --    *c. Regions 1999 Long-Term Incentive Plan incorporated by
                           reference from Appendix C to the Registrant's proxy
                           statement filed with the Commission and dated April 7,
                           1999.
     21.         --    List of Subsidiaries of the Registrant.
     23.         --    Consent of Independent Auditors.
     24.1        --    Power of Attorney

---------------

* Represents a compensatory plan agreement that is required to be filed under this item.

     14(b) Reports on Form 8-K filed in the fourth quarter of 2000:

           Report on Form 8-K, dated October 19, 2000, was filed under items 5 and 7 and related to the Registrant's results of operations for the quarter and nine months ended September 30, 2000.

           Report on Form 8-K, dated December 17, 2000, was filed under items 5 and 7 and related to the Registrant's proposal to acquire Morgan Keegan, Inc.

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

                                          Date: 3/21/01

                                          By: /s/ D. Bryan Jordan
                                            ------------------------------------
                                                      D. Bryan Jordan
                                                Executive Vice President and
                                                         Comptroller

                                          Date: 3/21/01

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

                      SIGNATURE                                        TITLE                   DATE
                      ---------                                        -----                   ----
                *  J. Stanley Mackin                     Chairman and Director                3/21/01
-----------------------------------------------------
                  J. Stanley Mackin

                *  Carl E. Jones, Jr.                    Chief Executive Officer,             3/21/01
-----------------------------------------------------    President and Director
                 Carl E. Jones, Jr.

                *  Richard D. Horsley                    Vice Chairman, Executive             3/21/01
-----------------------------------------------------    Financial Officer and Director
                 Richard D. Horsley

                 *  Sheila S. Blair                      Director                             3/21/01
-----------------------------------------------------
                   Sheila S. Blair

               *  James B. Boone, Jr.                    Director                             3/21/01
-----------------------------------------------------
                 James B. Boone, Jr.

                *  James S. M. French                    Director                             3/21/01
-----------------------------------------------------
                 James S. M. French

                   *  Olin B. King                       Director                             3/21/01
-----------------------------------------------------
                    Olin B. King

                *  Michael W. Murphy                     Director                             3/21/01
-----------------------------------------------------
                  Michael W. Murphy

                 *  Henry E. Simpson                     Director                             3/21/01
-----------------------------------------------------
                  Henry E. Simpson

                *  W. Woodrow Stewart                    Director                             3/21/01
-----------------------------------------------------
                 W. Woodrow Stewart

                      SIGNATURE                                        TITLE                   DATE
                      ---------                                        -----                   ----

              *  Lee J. Styslinger, Jr.                  Director                             3/21/01
-----------------------------------------------------
               Lee J. Styslinger, Jr.

                  *  John H. Watson                      Director                             3/21/01
-----------------------------------------------------
                   John H. Watson

              *  C. Kemmons Wilson, Jr.                  Director                             3/21/01
-----------------------------------------------------
               C. Kemmons Wilson, Jr.

          *By: /s/ Samuel E. Upchurch, Jr.                                                    3/21/01
  ------------------------------------------------
               Samuel E. Upchurch, Jr.

as attorney-in-fact pursuant to a power of attorney

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(C)

                                    EXHIBITS

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT
--------------                            ----------------------
      3.         --    Bylaws as last amended on March 17, 1999, incorporated
                       herein by reference from the Exhibits to the Registration
                       Statement filed with the Commission and assigned file number
                       333-86975.
                       Certificate of Incorporation as last amended on June 18,
                       1999, incorporated herein by reference from the Exhibits to the Registration Statement filed with the Commission and
                       assigned file number 333-86975.
      4.         --    a. Subordinated Notes Indenture Agreement dated as of
                          December 1, 1992, incorporated by reference from the
                          Exhibits to the Registration Statement filed with the
                          Commission and assigned registration number 33-45714.
     10.         --    *a. Regions Amended and Restated 1991 Long-Term Incentive
                           Plan incorporated by reference from Exhibit B to the
                           Registrant's proxy statement filed with the Commission
                           and dated March 16, 1995.
                 --    *b. Regions Management Incentive Plan Amended and Restated
                           as of January 1, 1999, incorporated by reference from
                           Appendix B to the Registrant's proxy statement filed
                           with the Commission and dated April 7, 1999.
                 --    *c. Regions 1999 Long-Term Incentive Plan incorporated by
                           reference from Appendix C to the Registrant's proxy
                           statement filed with the Commission and dated April 7,
                           1999.
     21.         --    List of Subsidiaries of the Registrant.
     23.         --    Consent of Independent Auditors.
     24.1        --    Power of Attorney

---------------

* Represents a compensatory plan agreement that is required to be filed under this item.