Form 10-Q
period 2001-03-31
REGIONS FINANCIAL CORP
filed 2001-05-15
CIK 36032

	 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2001   COMMISSION FILE NUMBER
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

   Common Stock, $.625 Par Value-227,501,610 shares outstanding as of April 30, 2001

                 REGIONS FINANCIAL CORPORATION

                             INDEX



                                                         Page Number

 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)


          Consolidated Statements of Condition -
          March 31, 2001, December 31, 2000
          and March 31, 2000                                   2


          Consolidated Statements of Income -
          Three months ended March 31, 2001 and
          March 31, 2000                                       3

          Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 2001                    4


          Consolidated Statements of Cash Flows -
          Three months ended March 31, 2001 and
          March 31, 2000                                       5


          Notes to Consolidated Financial Statements -
          March 31, 2001                                       6




 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       12

 Item 3.  Qualitative and Quantitative Disclosures
          about Market Risk                                   23


 PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                    23


 SIGNATURES                                                   24

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

				   March 31      December 31   March 31
                                      2001         2000          2000
ASSETS
Cash and due from banks            $ 1,043,984   $ 1,210,872   $ 1,038,303
Interest-bearing deposits in other
 banks                               1,095,419         3,246        51,875
Investment securities                   44,864	   3,539,202     3,602,979
Securities available for sale	     8,484,278	   5,454,969     5,528,877
Trading account assets                 601,374        13,437        24,155
Mortgage loans held for sale	       466,614	     222,902	   351,978
Federal funds sold and securities
 purchased under agreement to
 resell				       241,382	      95,550	    61,863
Loans				    31,214,746	  31,472,656    29,164,121
Unearned income			       (91,506)      (96,193)      (82,834)
 Loans, net of unearned income      31,123,240    31,376,463    29,081,287
Allowance for loan losses             (381,570)     (376,508)     (352,998)
 Net Loans                          30,741,670    30,999,955    28,728,289
Premises and equipment                 624,841       598,632       585,934
Interest receivable                    310,474       349,637       300,445
Due from customers on acceptances      107,472       107,912        85,624
Other assets                         2,380,863     1,091,979     1,058,081
                                   $46,143,235	 $43,688,293   $41,418,403
LIABILITIES AND STOCKHOLDERS'
EQUITY
Deposits:
 Non-interest-bearing		   $ 4,420,949	 $ 4,512,883   $ 4,853,155
 Interest-bearing                   26,761,914    27,509,608    27,101,228
  Total Deposits                    31,182,863    32,022,491    31,954,383
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under
   agreement to repurchase	     2,548,869	   1,996,812	 3,136,794
  Commercial paper			49,435        27,750        26,750
  Other short-term borrowings	     1,199,185     1,108,580	   725,045
   Total Short-term Borrowings	     3,797,489     3,133,142     3,888,589
 Long-term borrowings		     5,220,594     4,478,027     2,032,411
   Total Borrowed Funds		     9,018,083     7,611,169     5,921,000
Bank acceptances outstanding	       107,472       107,912        85,624
Other liabilities		     2,033,358	     488,777	   316,662
   Total Liabilities                42,341,776    40,230,349    38,277,669
Stockholders' Equity:
 Preferred Stock, par value $1.00
  a share:
  Authorized 5,000,000 shares		    -0-		  -0-	        -0-
 Common Stock, par value $.625 a
  share:
  Authorized 500,000,000 shares,
  issued, including treasury stock,
  228,520,059; 222,567,831; and
  222,171,783 shares, respectively     142,825       139,105	   138,857
 Surplus			     1,214,063     1,058,733     1,051,634
 Undivided profits		     2,397,684     2,333,285     2,130,595
 Treasury stock, at cost - 0;
  2,798,813; and 1,750,000 shares,
  respectively				    -0-	     (67,135)	   (38,696)
 Unearned restricted stock		(6,098)       (6,952)       (4,216)
 Accumulated other comprehensive
  income (loss)				52,985		 908	  (137,440)
   Total Stockholders' Equity	     3,801,459     3,457,944     3,140,734
                                   $46,143,235	 $43,688,293   $41,418,403

See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					  Three Months Ended
                                                March 31
                                          2001		  2000
Interest Income:
  Interest and fees on loans
                                        $661,571	$602,957
  Interest on securities:
    Taxable interest income		 127,082	 155,067
    Tax-exempt interest income		  10,278	  10,161
    Total Interest on Securities	 137,360	 165,228
  Interest on mortgage loans held for
   sale                                    6,856	  10,313
  Income on federal funds sold and
   securities purchased under
   agreement to resell			     522	   1,129
  Interest on time deposits in other
   banks				     770	     193
  Interest on trading account assets         189	     409
    Total Interest Income		 807,268	 780,229

Interest Expense:
  Interest on deposits			 338,107	 319,177
  Interest on short-term borrowings	  48,808	  77,956
  Interest on long-term borrowings	  73,219	  28,980
    Total Interest Expense		 460,134	 426,113
    Net Interest Income			 347,134	 354,116

Provision for loan losses		  28,500	  29,177
    Net Interest Income After
     Provision for Loan Losses		 318,634	 324,939

Non-Interest Income:
  Trust department income		  14,986	  14,051
  Service charges on deposit accounts	  63,273	  53,408
  Mortgage servicing and origination
   fees					  21,200	  21,956
  Securities gains (losses)		     474	 (40,018)
  Other					  48,837	 117,395
    Total Non-Interest Income		 148,770	 166,792

Non-Interest Expense:
  Salaries and employee benefits	 159,391	 147,253
  Net occupancy expense			  18,508	  15,858
  Furniture and equipment expense	  17,727	  16,997
  Other					  99,095	  91,027
    Total Non-Interest Expense		 294,721	 271,135
    Income Before Income Taxes		 172,683	 220,596
Applicable income taxes			  49,931	  74,591
    Net Income				$122,752	$146,005
Average number of shares outstanding     214,872	 221,299
Average number of shares outstanding-
 diluted                                 216,648	 222,549
Per share:
  Net income                               $0.57	   $0.66
  Net income-diluted                       $0.57	   $0.66
  Cash dividends declared                  $0.28	   $0.27


See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

												Accumulated
                                                                                Unearned        Other
                                Common              	Undivided   Treasury    Restricted      Comprehensive
                                Stock	  Surplus     	Profits     Stock	Stock		Income	     	Total

BALANCE AT JANUARY 1, 2001     	$139,105  $1,058,733	$2,333,285  $ (67,135)	$(6,952)	$    908	$3,457,944
Comprehensive Income:
  Net Income                                               122,752						   122,752
  Other comprehensive income,
   net of tax
    Unrealized gains on available
    for sale securities, net of
    reclassification adjustment									 52,077		    52,077
  Comprehensive income*                                    122,752				 52,077		   174,829
Cash dividends declared
 ($0.27 per common share)				   (58,353)						   (58,353)
Purchase of treasury stock					     (355,848)					  (355,848)
Treasury stock retired and
 reissued			 (9,173)   (413,810)		      422,983						-0-
Common stock transactions:
  Stock issued for acquisitions	 12,754	    567,554								   580,308
  Stock options exercised           139	      1,586								     1,725
  Amortization of unearned
   restricted stock								    854				       854
BALANCE AT MARCH 31, 2001      $142,825	 $1,214,063	$2,397,684	$ -0-	$(6,098)	$52,985		$3,801,459


Disclosure of reclassification amount:
Unrealized holding gains on
 available for sale securities
 arising during period								$56,517
Less: Reclassification adjustment,
 net of tax, for gains and losses
 realized in net income								    308
Net unrealized gains on available
 for sale securities, net of tax						$56,209
FAS 133 Other comprehensive loss						 (4,132)
   Comprehensive income								$52,077

*Comprehensive income as of March 31, 2000 was $143.7 million.

See notes to consolidated financial statements.

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                    Three Months Ended
                                                        March 31
                                            	2001		2000
Operating Activities:
  Net income					$  122,752	$   146,005

  Adjustments to reconcile net cash provided by
    operating activities
   (Gain) on sale of credit card portfolio	        -0-	    (67,220)
   Depreciation and amortization of premises
    and equipment				    15,617	     15,109
   Provision for loan losses			    28,500	     29,177
   Net (accretion) of securities		    (1,600)	       (789)
   Amortization of loans and other assets	    21,054	     19,357
   Amortization of deposits and borrowings	       234	        235
   Provision for losses on other real estate	       753		 30
   Deferred income taxes			    (3,444)	     (5,860)
   (Gain) on sale of premises and equipment	    (1,140)	       (613)
   Realized securities (gains) losses		      (475)	     40,018
   Decrease (increase) in trading account assets     2,061	     (9,612)
   (Increase) decrease in mortgages held for
    sale					  (243,712)	    215,153
   Decrease (increase) in interest receivable	    39,292	      9,036
   (Increase) in other assets			  (100,616)	    (88,935)
   Increase in other liabilities		   219,100	    111,197
   Stock issued to employees				-0-           3,088
   Other 					       854	        503
       Net Cash Provided By Operating Activities    99,230	    415,879

Investing Activities:
  Net decrease (increase) in loans		   229,659       (1,116,740)
  Proceeds from sale of credit card portfolio	        -0-	    344,785
  Proceeds from sale of securities available for
   sale						    10,013	  1,139,147
  Proceeds from maturity of investment
   securities					   126,515	    459,618
  Proceeds from maturity of securities available
   for sale                                      1,116,566	    256,927
  Purchase of investment securities		    (2,128)	     (8,016)
  Purchase of securities available for sale	  (661,092)	    (78,226)
  Net (increase) in interest-bearing deposits in
   other banks					  (550,173)	    (37,530)
  Proceeds from sale of premises and equipment	    11,086	      3,185
  Purchase of premises and equipment		   (17,986)	    (18,843)
  Net decrease (increase) in customers'
   acceptance liability				       440	    (13,526)
  Acquisitions net of cash acquired		   (92,811)	     20,529
       Net Cash Provided By Investing Activities   170,089	    951,310

Financing Activities:
  Net (decrease) increase in deposits		  (839,862)	  1,811,801
  Net increase (decrease) in short-term
   borrowings					   410,589	 (3,736,396)
  Proceeds from long-term borrowings		   946,389	    446,940
  Payments on long-term borrowings		  (394,575)	   (165,390)
  Net (decrease) increase in bank acceptance
   liability					      (440)	     13,526
  Cash dividends				   (58,353)	    (59,619)
  Purchase of treasury stock			  (355,848)	    (38,696)
  Proceeds from exercise of stock options	     1,725	      1,315
       Net Cash (Used) By Financing Activities	  (290,375)	 (1,726,519)
       (Decrease) in Cash and Cash Equivalents	   (21,056)	   (359,330)
Cash and Cash Equivalents, Beginning of Period	 1,306,422	  1,459,496

       Cash and Cash Equivalents, End of Period	$1,285,366	 $1,100,166


See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2001



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


NOTE B -- Business Combinations

In February 2001, Regions acquired for cash Rebsamen Insurance, Inc., of Little Rock, Arkansas. This transaction, accounted for as a purchase, added approximately $32 million in assets and generated approximately $21.4 million in excess purchase price.

In March 2001, Regions issued 20,406,427 shares of common stock and paid $203 million in cash in exchange for all the outstanding stock of Morgan Keegan, Inc., one of the South's largest investment firms headquartered in Memphis, Tennessee. This transaction, accounted for as a purchase, added $2.0 billion in assets and generated approximately $526.3 million in excess purchase price but had no impact on the Consolidated Statements of Income for the three months ended March 31, 2001.


NOTE C -- Pending Acquisitions

As of March 31, 2001, Regions has no pending business combinations.


NOTE D -- New Accounting Standards

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140) that replaces, in its entirety, Statement of Financial Accounting Standards No. 125. Statement 140 provides guidance for determining whether a liability has been extinguished. Statement 140 also provides guidance for accounting for servicing of financial assets, the receipt or pledging of collateral, and requires certain disclosures. Statement 140 is effective for transfers occurring after March 31, 2001. Regions continues to evaluate the impact of Statement 140 and does not expect it to be material to its financial statements.


NOTE E -- Business Segment Information

Regions' segment information is presented geographically, based on Regions' three operating regions in the Southeastern United States. Each region is a strategic business unit that serves a particular group of customers in a specified area. The company's three reportable regions are West, Central, and East. These regions represent the company's branch banking functions and have separate managements that are responsible for the operation of each business unit. The West region consists of the states of Arkansas, Louisiana, and east Texas. The Central region is made up of Alabama and Tennessee. The East region comprises Georgia, South Carolina, and Florida. In addition, Regions has included the activity of its treasury division, which includes its bond portfolio, indirect mortgage lending division, and other wholesale activities, and its mortgage banking division. The reportable segment designated "other" includes activity of Regions' broker dealer and insurance subsidiaries, the indirect consumer lending division, and the parent company.

At the end of 2000, Regions implemented a new funds transfer pricing system effecting the method unit banks are reported within each region. This methodology is based on duration matched transfer pricing. The new system was in place for the first three months of 2001 and will influence comparability with the prior year.

The accounting policies used by each reportable segment are the same as those discussed in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

Three months ended March 31, 2001
(in thousands)                                                         Mortgage                   Total
                          West      Central       East      Treasury    Banking     Other         Company

Net interest income       $88,961     $96,406     $99,282    $   (631)   $ 2,730     $60,386      $347,134
Provision for loan
loss                        6,236       7,411       7,470       5,933        398       1,052        28,500
Non-interest income        27,684      34,485      24,165         413     29,716      32,307       148,770
Non-interest expense       61,873      59,599      57,378      20,795     27,548      67,528       294,721
Income taxes               18,227      24,013      22,030     (10,124)     1,676      (5,891)       49,931

   Net income             $30,309     $39,868     $36,569    $(16,822)   $ 2,824     $30,004      $122,752

Average assets         $7,110,885  $8,449,350  $8,374,066  $17,851,661  $701,070    $875,811   $43,362,843

Three months ended March 31, 2000
(in thousands)                                                          Mortgage                   Total
                         West       Central       East      Treasury    Banking      Other       Company

Net interest income       $95,128    $108,600    $100,948      $11,553   $ 2,516     $ 35,371     $354,116
Provision for loan
loss                        6,420       7,557       7,537        5,998       354        1,311       29,177
Non-interest income        24,046      31,244      20,523           38    34,613       56,328      166,792
Non-interest expense       56,093      53,928      54,708        4,862    27,565       73,979      271,135
Income taxes               22,421      31,241      24,019          275     3,464       (6,829)      74,591

   Net income             $34,240     $47,118    $ 35,207      $   456   $ 5,746     $ 23,238     $146,005

Average assets         $6,684,377  $7,792,854  $7,660,414  $17,165,099  $923,487   $2,362,675  $42,588,906


NOTE F -- Derivative Financial Instruments

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

Regions maintains positions in derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies, and to alter other risk exposures. The most common derivatives are forward rate agreements, interest rate swaps, put and call options, and interest rate caps and floors. Regions policy is to use derivative contracts to alter its exposure to interest rate risk.

Regions utilizes certain derivative instruments to hedge the variable cash flows of forecasted transactions. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At March 31, 2001, Regions recognized a $4.1 million loss in other comprehensive income related to cash flow hedges. The Company will amortize a portion of this loss into earnings over time. The net gains and losses, included in other non-interest expense as a result of hedge ineffectiveness, were not material to the results of operations for the quarter ended March 31, 2001.

Regions also hedges the changes in fair value of assets or firm commitments using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. The amount of hedging gains and losses, which is reflected in other non-interest income, was not material to the results of operations for the quarter ended March 31, 2001.

The Company also maintains a trading portfolio of interest rate swap and option contracts with customers and market counterparties. The portfolio is used to generate trading profit and help clients manage interest rate risk positions. Transactions within the portfolio generally involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. The fair value of the trading portfolio at March 31, 2001, was not material.

Concurrent to the adoption of Statement of Financial Accounting Standard No. 133, Regions reclassified approximately $3.4 billion of its investment securities to securities available for sale to provide additional flexibility in managing its securities portfolio. The company reflected a $2.2 million unrealized loss in other comprehensive income associated with the transfer.

		Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Regions' total assets at March 31, 2001, were $46.1 billion -- an increase of 11% over a year earlier. This increase was due to growth in almost all categories of assets due to acquisition activity and internal growth, partially offset by a decline in the securities portfolio. Maturities from the securities portfolio were used to reduce short-term funding. Since year-end 2000, total assets have increased 6% despite a slight decline in loans. The increase was due primarily to growth in trading account assets and other assets related to the Morgan Keegan, Inc. acquisition.

Comparisons with the prior year are affected by the acquisitions of branches of AmSouth Bancorporation, Heritage Bancorp, Inc., First National Bancshares of Louisiana, Inc., East Coast Bank Corporation, Rebsamen Insurance, Inc. and Morgan Keegan, Inc. (accounted for as purchases). Relevant 2000 and 2001 acquisitions are summarized as follows:

Date                         Headquarters   Total Assets    Accounting
Acquired  Company Acquired   Location       (in thousands)  Treatment

May 2000  Branches of        Fort Smith,    $  186,361      Purchase
          AmSouth            Arkansas
          Bancorporation

August    Heritage Bancorp,  Hutto, Texas      114,370      Purchase
2000      Inc.

August    First National     Alexandria,       303,793      Purchase
2000      Bancshares of      Louisiana
          Louisiana, Inc.

September East Coast Bank    Ormond Beach,     107,779      Purchase
2000      Corporation        Florida

February  Rebsamen           Little Rock,       32,082      Purchase
2001      Insurance, Inc.    Arkansas

March     Morgan Keegan,     Memphis,        2,008,179      Purchase
2001      Inc.               Tennessee

LOANS

Loans increased 7% over the past 12 months. Excluding the effect of acquisitions, loans increased 6% over the prior year. Since year-end, total loans have decreased less than 1%. Declines in real estate mortgage loans were partially offset by growth in the commercial and industrial category. The average yield on loans during the first three months of 2001 was 8.76%, compared to 8.47% during the same period in 2000.

Non-performing assets were as follows (in thousands):

                             Mar. 31,   Dec. 31,  Mar. 31,
                               2001       2000      2000

    Non-accruing loans       $227,552   $197,974  $189,260
    Loans past due 90
     days or more              40,923     35,903    64,117
    Renegotiated loans         11,024     12,372    12,969
    Other real estate          29,012     28,443    13,474

       Total                 $308,511   $274,692  $279,820

    Non-performing assets
     as a percentage of
     loans and other real
     estate                     .99%       .87%      .96%

Non-accruing loans have increased $38.3 million since March of last year and $29.6 million since year end. The increases were primarily in the commercial and real estate categories. Loans past due 90 days or more decreased $23.2 million, compared to March 2000, but have increased $5.0 million since year end. At March 31, 2001, real estate loans comprised $109.8 million of total non-accruing loans, with commercial loans accounting for $111.9 million and consumer loans $5.9 million. Other real estate increased $15.5 million since March 2000 due to parcels added in connection with acquisitions.

Activity in the allowance for loan losses is summarized as follows
(in thousands):
                                        Mar. 31,    Mar. 31,
                                          2001        2000

    Balance at beginning of period      $376,508    $338,375
    Net loans charged-off:
     Commercial                           14,390       2,345
     Real estate                             804         559
     Installment                           8,244      13,509

       Total                              23,438      16,413

    Allowance of acquired banks               -0-      1,859

    Provision charged to expense          28,500      29,177

    Balance at end of period            $381,570    $352,998

Net loan losses in the first three months of 2001 and 2000 were 0.30% and 0.23% of average loans (annualized), respectively. At March 31, 2001 the allowance for loan losses stood at 1.23% of loans, compared to 1.21% a year ago and 1.20% at year end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 137% and 124%, respectively, at March 31, 2001, compared to 133% and 126%, respectively, at March 31, 2000.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 2001, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

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

INVESTMENTS AND OTHER ASSETS

Total securities have declined 7% since March 31, 2000 and 5% since year end. These declines resulted primarily from Regions' decision to reduce the securities portfolio and reduce short-term wholesale funding. Concurrently with the adoption of FASB Statement of Financial Accounting Standards No. 133, Regions reclassified significantly all of its investment securities to securities available for sale to provide additional flexibility in managing its securities portfolio.

Mortgage loans held for sale have increased $115 million since March 31, 2000 and $244 million since year end as a result of higher levels of residential mortgage loan production at Regions' mortgage banking subsidiary. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $737 million during the first three months of 2001, compared to $730 million during the same time period in 2000 and $437 million in the fourth quarter of 2000. Low mortgage interest rates have led to an increase in mortgage refinance activity.

Interest-bearing deposits in other banks at March 31, 2001 totaled $1.1 billion, an increase of $1.0 billion compared to a year ago and an increase of $1.1 billion compared to year end. The Morgan Keegan acquisition accounts for $542 million of this increase.

Premises and equipment have increased $26.2 million since year end and $38.9 million since March 31, 2000. These increases were due primarily to the addition of premises and equipment obtained through acquisitions.

Other assets increased $1.3 billion over year end and the first quarter of last year. These increases were due primarily to $526.3 million in excess purchase price generated in the Morgan Keegan transaction. Additionally, $523.1 million in margin receivables were acquired. Other areas of increase include low income housing investments and prepaid items.

DEPOSITS

Total deposits have decreased 2% since March 31 of last year. Excluding the deposits acquired in connection with acquisitions, total deposits have decreased 4%. The decline resulted primarily from decreases in large certificates of deposit and other wholesale deposits. Since year end, total deposits have decreased 3%. Core deposits, which exclude wholesale deposits, have increased 2% since March of last year.

BORROWINGS

Net federal funds purchased and security repurchase agreements totaled $2.3 billion at March 31, 2001, $1.9 billion at year end and $3.1 billion at March 31, 2000. The decrease since the first quarter of last year resulted primarily from the pay down of outstanding federal funds purchased and security repurchase positions using the proceeds from the maturities in the securities portfolio and the increased utilization of long-term borrowings. The level of federal funds and security agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs.
During the first three months of 2001 net funds purchased averaged $2.1 billion compared to $4.3 billion for the same period of 2000, indicating decreased reliance on overnight purchased funds as a funding source.

Other short-term borrowings increased $474 million since March 31, 2000 and $91 million since year end. Long-term borrowings have increased $742.6 million since year end, and $3.2 billion since March 31, 2000. These increases in long-term borrowings resulted primarily from Regions' continued utilization of Federal Home Loan Bank structured notes with call periods in excess of one year, as well as issuance of $500 million of subordinated debt and $288 million of trust preferred securities. A significant portion of the debt issuance was used to fund the repurchase of treasury stock and cash payments to satisfy cash elections associated with the Morgan Keegan transaction and the purchase of Rebsamen.

STOCKHOLDERS' EQUITY

Stockholders' equity was $3.8 billion at March 31, 2001, an increase of 21% over last year and an increase of 10% since year end. This increase results from the Company's acquisition of capital in addition to net stock issuances in connection with acquisitions. Accumulated other comprehensive income (loss) totaled $53.0 million at March 31, 2001, compared to $908,000 at year end and $(137.4) million at March of 2000. Regions' ratio of equity to total assets was 8.24% at March 31, 2001, compared to 7.58% a year ago and 7.92% at year end.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at March 31, 2001, substantially exceeded all regulatory requirements.

Bank Regulatory Capital Requirements

                                          Minimum      Regions at
                                         Regulatory    March 31,
                                        Requirement       2001
Tier 1 capital to risk-adjusted assets     4.00%          7.93%
Total risk-based capital to
 Risk-adjusted assets                      8.00          12.17
Tier 1 leverage ratio                      3.00           6.34

LIQUIDITY

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At March 31, 2001 the loan to deposit ratio was 99.81%, compared to 91.01% a year ago and 97.98% at year end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

NET INTEREST INCOME

Net interest income for the first three months of 2001 decreased $7.0 million or 2%, compared to the same period in 2000. The decreased net interest income resulted from higher funding costs, partially offset by higher yields on earning assets and a higher level of earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 3.69% in the first three months of 2001, compared to 3.65% in the same period in 2000.

MARKET RISK -- INTEREST RATE SENSITIVITY.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. One of Regions' primary risks is interest rate risk.

The primary objective of Asset/Liability Management at Regions is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. Off-balance sheet hedges also provide Regions with a tool to reduce interest rate sensitivity. The relationship of rate sensitive earning assets to rate sensitive liabilities, adjusted for the effect of any off-balance sheet hedges (interest rate sensitivity), is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

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

Regions uses various tools to monitor and manage interest rate sensitivity. One of the primary tools used is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Regions' net interest income to both the level of interest rates and the slope of the yield curve. Simulation analysis uses a detailed schedule with the contractual repricing characteristics of interest-earning assets and interest-bearing liabilities and adds adjustments for the expected timing and magnitude of asset and liability cash flows, as well as the expected timing and magnitude of repricings of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates and the movement of administered rates on prime rate loans, interest-bearing transaction accounts, regular savings and money market savings accounts. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income.

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

     Change in          $ Change in Net
   Interest Rates       Interest Income     % Change in Net
 (in basis points)      (in thousands)      Interest Income
      +200               $ (10,658)           (0.74)%
      +100                   8,883              .62
      -100                 (33,704)           (2.35)
      -200                (102,373)           (7.13)


PROVISION FOR LOAN LOSSES

The provision for loan losses was $28.5 million or .37% annualized of average loans in the first three months of 2001, compared to $29.2 million or .41% annualized of average loans in the first three months of 2000. A provision for loan losses in excess of charge-offs was recorded in the first three months of 2001 due to management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current economic conditions.

NON-INTEREST INCOME

Total non-interest income decreased $18.0 million or 11% compared to the first three months of 2000. Trust department income increased $935,000 compared to the first three months of 2000 due to higher advisory fees from mutual funds. An increase in the number of deposit accounts due to acquisitions and internal growth, and fee increases, resulted in service charges on deposit accounts increasing $9.9 million or 18% in the first three months of 2001 compared to the same period in 2000. Mortgage servicing and origination fees decreased $756,000 or 3% in the first three months of 2001 compared to the same period in 2000, primarily due to lower servicing fees related to sales of mortgage servicing rights and prepayments. Partially offsetting this decline was increased origination fees due to higher levels of new loan production in the first quarter of 2001. The mortgage company's servicing portfolio totaled $21.1 billion at March 31, 2001, compared to $23.8 billion at March 31, 2000. Security losses totaling $40.0 million were recorded in the first quarter of 2000 related to the sale of $1.2 billion in lower yielding mortgage related securities. Other non-interest income decreased $68.6 million in the first three months of 2001 compared to the same period in 2000. In the first quarter of 2000, Regions recognized a $67.2 million gain in connection with the sale of its credit card portfolio as well as a $4.4 million gain related to the sale of mortgage servicing rights, which are included in other non-interest income.

NON-INTEREST EXPENSE

Total non-interest expense increased $23.6 million or 9% in the first three months of 2001 compared to the same period in 2000. The Company has maintained its ongoing focus on cost control in 2001 and has undertaken several initiatives to reduce certain ongoing costs. Excluding acquisitions, non-interest expense increased $14.1 million or 5% in the first three months of 2001 compared to the same period in 2000. Salaries and employee bene fits were up 8% in the first three months of 2001 compared to the same period in 2000. These increases are due to a higher number of employees (16,584 FTE as of March 31, 2001) resulting from acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 10% in the first three months of 2001 over the same period in 2000. These increases are primarily the result of higher levels of depreciation related to new branch equipment and assets acquired in connection with acquisitions. Other non-interest expense increased $8.1 million or 9% in the first three months of 2001 compared to the same period in 2000. The increase resulted from higher losses on sale of mortgages, excess purchase price amortization, legal fees and other non-credit losses. First quarter 2001 non-interest expense also includes $2.1 million in costs related to Regions continued branch rationalization.

TAXES

Income tax expense decreased $24.7 million or 33% over the first three months of 2000. The decline resulted from lower levels of taxable income and the continued realization of tax benefits related to the recapitalization of a subsidiary. Regions' effective tax rate for the first three months of 2001 and 2000 were 28.9% and 33.8%, respectively. The effective tax rate declined since last year, primarily due to realization of a portion of the tax benefits associated with the recapitalization of one of Regions' subsidiaries. During the fourth quarter of 2000, Regions recapitalized this subsidiary, raising Tier 2 capital, which resulted in a reduction in taxable income of this subsidiary attributable to Regions. The benefit to Regions of reduced taxable income of this subsidiary attributable to Regions is expected to result in lower effective tax rate applicable to consolidated income before taxes of Regions for future periods. Regions' effective tax rate applicable to consolidated income before taxes will be dependent upon a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors.

NET INCOME

Net income for the first quarter totaled $122.8 million or $.57 per diluted share, a 14% decline (on a per share basis) compared to the first three months of 2000. Operating income, which excludes a net after-tax gain of $17.8 million resulting from the sale of the credit card portfolio and sale of securities in 2000, decreased 2% on a per-share diluted basis from the first quarter of last year. Annualized return on stockholders' equity during the first quarter of 2001 was 14.82%. In the first quarter of 2000, annualized return on stockholders' equity was 18.90% based on net income and 16.60% based on operating income. Annualized return on assets during the first quarter of 2001 was 1.15%. In the first quarter of 2000, annualized return on assets was 1.38% based on net income and 1.21% based on operating income.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 16 and 17 `Market Risk -- Interest Rate Sensitivity' and to page 18 `Forward-Looking Statements' included in Management's Discussion and Analysis.



Part II. Other Information



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

         None


     (b)  Reports on Form 8-K

         Report on Form 8-K, dated March 30, 2001, was filed under items 5 and 7 related to the Registrant's completed acquisition of Morgan Keegan, Inc.

         Report on Form 8-K, dated March 5, 2001, was filed under items 5 and 7 related to the Registrant's issuance of $500 million in subordinated debt.

         Report on Form 8-K, dated February 26, 2001, was filed under items 5 and 7 related to the Registrant's issuance of $288 million in trust preferred securities.

         Report on Form 8-K, dated January 18, 2001, was filed under items 5 and 7 related to the Registrant's issuance of a press release reporting on its results of operations for the quarter and fiscal year ended December 31, 2000.

                            SIGNATURES





 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







                                Regions Financial Corporation



 DATE:  May 14, 2001             /s/ D. Bryan Jordan
                                D. Bryan Jordan
                                Executive Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)