Form 10-Q
period 2001-06-30
REGIONS FINANCIAL CORP
filed 2001-08-14
CIK 36032

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2001       COMMISSION FILE NUMBER
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

   Common Stock, $.625 Par Value-227,687,383 shares outstanding as of July 31, 2001

                 REGIONS FINANCIAL CORPORATION

                             INDEX



                                                         Page Number

 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)


          Consolidated Statements of Condition -
          June 30, 2001, December 31, 2000
          and June 30, 2000                                    2


          Consolidated Statements of Income -
          Six months ended June 30, 2001 and
          June 30, 2000                                        3

          Consolidated Statement of Stockholders' Equity -
          Six months ended June 30, 2001                       4


          Consolidated Statements of Cash Flows -
          Six months ended June 30, 2001 and
          June 30, 2000                                        5


          Notes to Consolidated Financial Statements -
          June 30, 2001                                        6




 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       12

 Item 3.  Qualitative and Quantitative Disclosures
          about Market Risk                                   23

 PART II. OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security
          Holders                                             23

 Item 6.  Exhibits and Reports on Form 8-K                    23


 SIGNATURES                                                   24

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                     June 30     December 31     June 30
                                      2001         2000		   2000
ASSETS
Cash and due from banks            $ 1,053,195	$ 1,210,872	$ 1,140,766
Interest-bearing deposits in other
 banks                                 906,987	      3,246	      2,202
Investment securities			32,745	  3,539,202	  3,626,457
Securities available for sale	     7,680,342	  5,454,969	  5,619,226
Trading account assets		       554,059       13,437          18,652
Mortgage loans held for sale	       601,838	    222,902	    356,801
Federal funds sold and securities
 purchased under agreement to
 resell				       345,598	     95,550	     72,108
Margin receivables		       550,749		 -0-		 -0-
Loans				    31,057,354	 31,472,656	 30,479,546
Unearned income			       (94,401)	    (96,193)	    (88,556)
 Loans, net of unearned income	    30,962,953	 31,376,463	 30,390,990
Allowance for loan losses	      (384,324)	   (376,508)	   (363,475)
 Net Loans			    30,578,629	 30,999,955	 30,027,515
Premises and equipment		       621,792	    598,632	    588,697
Interest receivable		       291,590	    349,637	    326,815
Due from customers on acceptances	69,679	    107,912	     53,969
Other assets			     1,851,886	  1,091,979	  1,068,306
                                   $45,139,089	$43,688,293	$42,901,514
LIABILITIES AND STOCKHOLDERS'
EQUITY
Deposits:
 Non-interest-bearing		   $ 4,650,209	$ 4,512,883	$ 4,573,881
 Interest-bearing		    26,509,073	 27,509,608	 27,935,020
  Total Deposits		    31,159,282	 32,022,491	 32,508,901
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
  securities sold under agreement
  to repurchase			     1,939,036	  1,996,812	  2,630,399
  Commercial paper			27,750	     27,750	     36,750
  Other short-term borrowings	     2,392,543	  1,108,580	  1,816,220
   Total Short-term Borrowings	     4,359,329	  3,133,142	  4,483,369
 Long-term borrowings		     4,936,855	  4,478,027	  2,370,148
   Total Borrowed Funds		     9,296,184	  7,611,169	  6,853,517
Bank acceptances outstanding		69,679	    107,912	     53,969
Other liabilities		       787,584	    488,777	    297,692
   Total Liabilities		    41,312,729	 40,230,349	 39,714,079
Stockholders' Equity:
 Preferred Stock, par value $1.00
  a share:
  Authorized 5,000,000 shares		    -0-		 -0-		 -0-
 Common Stock, par value $.625 a
  share:
  Authorized 500,000,000 shares,
  issued, including treasury stock,
  229,133,874; 222,567,831; and
  222,445,291 shares, respectively     143,209	    139,105	    139,028
 Surplus			     1,227,186	  1,058,733	  1,056,452
 Undivided profits		     2,446,779	  2,333,285	  2,196,513
 Treasury stock, at cost-
  1,500,000; 2,798,813;
  and 3,350,000 shares,
  respectively			       (43,398)	    (67,135)	    (73,941)
 Unearned restricted stock	       (13,899)	     (6,952)	     (8,088)
 Accumulated other comprehensive
  income (loss)				66,483		908	   (122,529)
   Total Stockholders' Equity	     3,826,360	  3,457,944	  3,187,435
                                   $45,139,089	$43,688,293	$42,901,514

See notes to consolidated financial statements.

	         REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                      		Three Months Ended		  Six Months Ended
                                           	      June 30                 		June 30
                                       		2001		2000		2001		2000
Interest Income:
  Interest and fees on loans			$634,945	$633,868	$1,296,516	$1,236,825
  Interest on securities:
    Taxable interest income	      		 110,720	 137,104	   237,802	   292,171
    Tax-exempt interest income	       		  10,510	  10,325	    20,788	    20,486
    Total Interest on Securities		 121,230	 147,429	   258,590	   312,657
  Interest on mortgage loans held for sale	  11,391	   9,329	    18,247	    19,642
  Interest on margin receivables		   7,811	      -0-	     7,811		-0-
  Income on federal funds sold and securities
    purchased under agreement to resell		   7,461	   1,370	     7,983	     2,499
  Interest on time deposits in other banks	   4,859	     184	     5,629	       377
  Interest on trading account assets		   6,723	     407	     6,912	       816
    Total Interest Income			 794,420	 792,587	 1,601,688	 1,572,816

Interest Expense:
  Interest on deposits				 306,065	 342,894	   644,172	   662,071
  Interest on short-term borrowings		  57,952	  64,422	   106,760	   142,378
  Interest on long-term borrowings		  79,251	  36,580	   152,470	    65,560
    Total Interest Expense			 443,268	 443,896	   903,402	   870,009
    Net Interest Income				 351,152	 348,691	   698,286	   702,807

Provision for loan losses			  28,990	  27,804	    57,490	    56,981
    Net Interest Income After
      Provision for Loan Losses			 322,162	 320,887	   640,796	   645,826

Non-Interest Income:
  Brokerage and investment banking		 117,660	   9,547	   127,990	    20,719
  Trust department income			  15,098	  14,059	    30,084	    28,110
  Service charges on deposit accounts		  66,939	  57,542	   130,212	   110,950
  Mortgage servicing and origination fees	  24,431	  21,539	    45,631	    43,495
  Securities gains (losses)			      (7)	      67	       467	   (39,951)
  Other						  44,905	  34,896	    83,412	   141,119
    Total Non-Interest Income			 269,026	 137,650	   417,796	   304,442

Non-Interest Expense:
  Salaries and employee benefits		 251,223	 146,244	   410,614	   293,497
  Net occupancy expense				  22,468	  16,811	    40,976	    32,669
  Furniture and equipment expense		  22,557	  17,320	    40,284	    34,317
  Other						 133,118	  92,412	   232,213	   183,439
    Total Non-Interest Expense			 429,366	 272,787	   724,087	   543,922
    Income Before Income Taxes			 161,822	 185,750	   334,505	   406,346
Applicable income taxes				  49,023	  60,457	    98,954	   135,048
    Net Income					$112,799	$125,293	  $235,551	  $271,298
Average number of shares outstanding		 227,603	 220,264	   221,273	   220,782
Average number of shares outstanding-diluted	 230,422	 221,426	   223,573	   221,987
Per share:
  Net income					   $0.50	   $0.57	     $1.06	     $1.23
  Net income-diluted				   $0.49	   $0.57	     $1.05	     $1.22
  Cash dividends declared			   $0.28	   $0.27	     $0.56	     $0.54

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

												Accumulated
                                                                       		   Unearned   	Other
                                 Common           	Undivided     Treasury	   Restricted 	Comprehensive
                                  Stock     Surplus	Profits   	Stock      Stock     	Income		Total
BALANCE AT JANUARY 1, 2001	$139,105  $1,058,733	$2,333,285   $ (67,135)    $ (6,952)	$    908	$3,457,944
Comprehensive Income:
  Net Income						   235,551						   235,551
  Other comprehensive income,
   net of tax
    Unrealized gains on available
     for sale securities, net of
     reclassification adjustment								  65,575	    65,575
  Comprehensive income*					   235,551				  65,575           301,126
Cash dividends declared
 ($0.56 per common share)				  (122,057)						  (122,057)
Purchase of treasury stock					      (399,246)					  (399,246)
Retirement of treasury stock      (9,173)   (413,810)		       422,983						-0-
Common stock transactions:
  Stock issued for acquisitions	  12,754     567,554								   580,308
  Stock options exercised	     326       5,993								     6,319
  Stock issued to employees
   under incentive plan		     197       8,716				    (8,929)			       (16)
  Amortization of unearned
   restricted stock								     1,982			     1,982
BALANCE AT JUNE 30, 2001	$143,209  $1,227,186	$2,446,779   $ (43,398)	  $(13,899)	 $66,483	$3,826,360


Disclosure of reclassification amount:
Unrealized holding gains on
 available for sale securities
 arising during period								   		 $69,907
Less: Reclassification adjustment,
 net of tax, for gains and losses
 realized in net income								       		     304
Net unrealized gains on  available
 for sale securities, net of tax						   		 $69,603
FAS 133 other comprehensive loss						    		  (4,028)
  Comprehensive income								   		 $65,575


*Comprehensive income as of June 30, 2000 was $283.9 million.

See notes to consolidated financial statements.

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                  Six Months Ended
                                                      June 30
						2001		2000
Operating Activities:
  Net income					$  235,551	$  271,298

  Adjustments to reconcile net cash (used)
  provided by operating activities
   (Gain) on sale of credit card portfolio		-0-	   (67,220)
   Depreciation and amortization of premises
    and equipment				    32,893	    30,762
   Provision for loan losses			    57,490	    56,981
   Net (accretion) of securities		    (3,214)	    (1,670)
   Amortization of loans and other assets	    48,640	    38,566
   Amortization of deposits and borrowings	       469	       242
   Provision for losses on other real estate	       860	       463
   Deferred income taxes			     5,693	   (15,382)
   (Gain) on sale of premises and equipment	    (2,773)	      (661)
   Realized securities (gains) losses		      (467)	    39,951
   Decrease (increase) in trading account assets    49,376	    (4,109)
   (Increase) decrease in mortgages held for
     sale					  (378,936)	   210,330
   (Increase) in margin receivables		   (27,631)		-0-
   Decrease (increase) in interest receivable	    58,176	   (16,677)
   (Increase) in other assets			  (122,250)	  (100,181)
   Increase in other liabilities		    20,789	    91,969
   Stock issued to employees				-0-	     3,088
   Other					     1,982	     1,303
       Net Cash (Used) Provided By Operating
	Activities				   (23,352)	   539,053

Investing Activities:
  Net decrease (increase) in loans		   363,510	(2,328,638)
  Proceeds from sale of credit card portfolio		-0-	   344,785
  Proceeds from sale of securities available for
   sale						    11,444	 1,141,059
  Proceeds from maturity of investment
   securities					   152,706	   491,566
  Proceeds from maturity of securities available
   for sale					 2,940,435	   480,629
  Purchase of investment securities		   (20,101)	   (62,970)
  Purchase of securities available for sale	(1,654,999)	  (369,823)
  Net (increase) decrease in interest-bearing
   deposits in other banks			  (361,741)	    12,143
  Proceeds from sale of premises and equipment	    21,889	    14,484
  Purchase of premises and equipment		   (41,383)	   (45,298)
  Net increase in customers' acceptance
   liability					    38,233	    18,129
  Acquisitions net of cash acquired		   (92,811)	    69,269
       Net Cash Provided (Used) By Investing
        Activities				 1,357,182	  (234,665)

Financing Activities:
  Net (decrease) increase in deposits		  (863,678)	 2,180,567
  Net (decrease) in short-term borrowings	  (274,740)	(3,141,616)
  Proceeds from long-term borrowings		 1,143,490	 1,193,040
  Payments on long-term borrowings		  (693,314)	  (573,753)
  Net (decrease) in bank acceptance liability	   (38,233)	   (18,129)
  Cash dividends				  (122,057)	  (118,994)
  Purchase of treasury stock			  (399,246)	   (73,941)
  Proceeds from exercise of stock options	     6,319	     1,816
       Net Cash (Used) By Financing Activities	(1,241,459)	  (551,010)
       Increase (decrease) in Cash and Cash
        Equivalents				    92,371	  (246,622)
Cash and Cash Equivalents, Beginning of Period	 1,306,422	 1,459,496

       Cash and Cash Equivalents, End of Period	$1,398,793	$1,212,874


See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2001



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


NOTE B -- Pending Acquisitions

Regions' pending acquisition is summarized in the following table. This transaction is expected to be accounted for as purchases and are subject to applicable shareholder and regulatory approval.

                                                            Expected
                                                           Number of
                                                           Shares of
                                                           Regions to
                Approximate                                    be
                 Asset Size       Type of      Exchange    issued(1)
 Institution   (in millions)   Consideration    Ratio      (in 000's)

Park Meridian
Financial
Corporation of                    Regions
Charlotte,                        Common
North Carolina      $284           Stock         0.55        1,527

First
Bancshares of                     Regions
Texas, Inc. of                    Common
Houston, Texas      $147           Stock         .589        1,024

(1) - Based on the number of shares of outstanding stock of the institution as of the announcement date.


NOTE C -- New Accounting Standards

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140) that replaces, in its entirety, Statement of Financial Accounting Standards No. 125. Statement 140 provides guidance for determining whether a liability has been extinguished. Statement 140 also provides guidance for accounting for servicing of financial assets, the receipt or pledging of collateral, and requires certain disclosures. Statement 140 is effective for transfers occurring after March 31, 2001. The impact of Statement 140 was not material to the financial statements for the quarter ended June 30, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement 141 prohibits the use of pooling-of-interests method to account for business combinations initiated after June 30, 2001. Statement 142 provides guidance for the amortization of goodwill arising from the use of the purchase method to account for business combinations. Goodwill arising from purchase business combinations completed after June 30, 2001, will not be amortized. Amortization of goodwill from purchase business combinations completed prior to July 1, 2001, will not cease until adoption of Statement 142. The accounting for goodwill and other intangible assets required under Statement 142 is effective for fiscal years beginning after December 15, 2001. Regions is currently evaluating the impact of Statements 141 and 142. If, as expected, the amortization of excess purchase price is discontinued, net income would increase approxiamately $.06 per diluted share for the three months ended June 30, 2001.

NOTE D -- Business Segment Information

Regions' segment information is presented geographically, based on Regions' three operating regions in the Southeastern United States. Each region is a strategic business unit that serves a particular group of customers in a specified area. The company's three reportable regions are West, Central, and East. These regions represent the company's branch banking functions and have separate managements that are responsible for the operation of each business unit. The West region consists of the states of Arkansas, Louisiana, and east Texas. The Central region is made up of Alabama and Tennessee. The East region comprises Georgia, South Carolina, and Florida. In addition, Regions has included the activity of its treasury, mortgage banking and investment banking divisions. The treasury division includes the Company's bond portfolio, indirect mortgage lending division, and other wholesale activities. Mortgage banking is made up of Regions mortgage subsidiary. Investment banking includes all brokerage and investment activities associated with Morgan Keegan. The reportable segment designated "other" includes activity of Regions' insurance subsidiaries, the indirect consumer lending division, and the parent company.

At the end of 2000, Regions implemented a new funds transfer pricing system affecting the method by which unit banks are reported within each region. This methodology is based on duration matched transfer pricing. The new system was in place for the first six months of 2001 and will influence comparability with the prior year.

The accounting policies used by each reportable segment are the same as those discussed in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

Six  months ended June 30, 2001
(in thousands)
                          West      Central       East      Treasury

Net interest income      $180,851    $196,300    $203,348      $51,538
Provision for loan
loss                       12,793      15,037      15,447       11,073
Non-interest income        57,142      69,680      48,617        1,080
Non-interest expense      123,147     118,300     118,134       28,919
Income taxes               38,339      49,790      44,508        4,755

   Net income            $ 63,714     $82,853     $73,876      $ 7,871

Average assets         $7,132,970  $8,436,307  $8,433,757  $16,393,729

(in thousands)          Mortgage   Investment                   Total
                        Banking      Banking       Other       Company

Net interest income       $ 7,953    $  6,584     $ 51,712      $698,286
Provision for loan
loss                        1,066          -0-       2,074        57,490
Non-interest income        67,070     132,840       41,367       417,796
Non-interest expense       56,234     118,591      160,762       724,087
Income taxes                6,632       7,795      (52,865)       98,954

   Net income             $11,091    $ 13,038     $(16,892)     $235,551

Average assets           $830,359  $1,913,718   $1,177,817   $44,318,657


Six  months ended June 30, 2000
(in thousands)
                          West      Central       East      Treasury

Net interest income      $188,021    $215,128    $206,756    $ (3,238)
Provision for loan
loss                       12,453      14,765      14,528      12,112
Non-interest income        47,250      63,607      41,689          50
Non-interest expense      111,462     108,183     109,077      10,433
Income taxes               43,898      61,855      50,162      (9,649)

   Net income            $ 67,458     $93,932     $74,678    $(16,084)

Average assets         $6,756,231  $7,946,015  $7,787,493  $17,446,466

(in thousands)          Mortgage   Investment                   Total
                        Banking      Banking       Other       Company

Net interest income       $ 5,243     $   341     $ 90,556      $702,807
Provision for loan
loss                          663          -0-       2,460        56,981
Non-interest income        67,192      20,723        63,931      304,442
Non-interest expense       53,502      18,663       132,602      543,922
Income taxes                7,111         912      (19,241)      135,048

   Net income             $11,159     $ 1,489       $38,666     $271,298

Average assets           $874,167     $67,991    $1,529,256  $42,407,619

NOTE E -- Derivative Financial Instruments

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

Regions maintains positions in derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies, and to alter other risk exposures. The most common derivatives are forward rate agreements, interest rate swaps, put and call options, and interest rate caps and floors. Regions' policy is to use derivative contracts to alter its exposure to interest rate risk.

Regions utilizes certain derivative instruments to hedge the variable cash flows of forecasted transactions. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At June 30, 2001, Regions recognized a $4 million loss in other comprehensive income related to cash flow hedges. The Company will amortize a portion of this loss into earnings over time. The net gains and losses, included in other non-interest expense as a result of hedge ineffectiveness, were not material to the results of operations for the quarter ended June 30, 2001.

Regions also hedges the changes in fair value of assets or firm commitments using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. The amount of hedging gains and losses, which is reflected in other non-interest income, was not material to the results of operations for the quarter ended June 30, 2001.

The Company also maintains a trading portfolio of interest rate swap and option contracts with customers and market counterparties. The portfolio is used to generate trading profit and help clients manage interest rate risk positions. Transactions within the portfolio generally involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. The fair value of the trading portfolio at June 30, 2001, was not material.

Concurrent to the adoption of Statement of Financial Accounting Standard No. 133, during the first quarter, Regions reclassified approximately $3.4 billion of its investment securities to securities available for sale to provide additional flexibility in managing its securities portfolio. The Company reflected a $2.2 million unrealized loss in other comprehensive income associated with the transfer.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Regions' total assets at June 30, 2001, were $45.1 billion -- an increase of 5% over a year earlier and 3% since year-end 2000. These increases were due primarily to growth in trading account assets and other assets related to the Morgan Keegan, Inc. acquisition, partially offset by a decline in the securities portfolio as maturities from the securities portfolio continue to be used to reduce short-term funding.

Comparisons with the prior year are affected by the acquisitions of Heritage Bancorp, Inc., First National Bancshares of Louisiana, Inc., East Coast Bank Corporation, Rebsamen Insurance, Inc. and Morgan Keegan, Inc. (accounted for as purchases). Relevant 2000 and 2001 acquisitions are summarized as follows:

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

August    First National     Alexandria,       303,793      Purchase
2000      Bancshares of      Louisiana
          Louisiana, Inc.

September East Coast Bank    Ormond Beach,     107,779      Purchase
2000      Corporation        Florida

February  Rebsamen           Little Rock,       32,082      Purchase
2001      Insurance, Inc.    Arkansas

March     Morgan Keegan,     Memphis,        2,008,179      Purchase
2001      Inc.               Tennessee

LOANS

Loans increased 2% over the past 12 months with internal growth accounting for 1% of the growth and 1% attributable to acquisitions. Since year-end, total loans have decreased slightly. Declines in real estate mortgage loans were partially offset by growth in the commercial and industrial category. The slower growth rate in loans since year-end is a reflection of the weakening economy and management initiatives to reduce capital allocated to lower margin loan products. The average yield on loans during the first six months of 2001 was 8.59%, compared to 8.54% during the same period in 2000.

Non-performing assets were as follows (in thousands):

                             June 30,   Dec. 31,  June 30,
                               2001       2000      2000

    Non-accruing loans       $259,291   $197,974  $184,934
    Loans past due 90
     days or more              41,736     35,903    67,388
    Renegotiated loans         14,223     12,372    12,616
    Other real estate          29,257     28,443    16,837

       Total                 $344,507   $274,692  $281,775

    Non-performing assets
     as a percentage of
     loans and other real
     estate                    1.11%       .87%      .93%

Non-accruing loans have increased $74.4 million since June of last year and $61.3 million since year-end. The increases were primarily in the commercial and real estate categories. Loans past due 90 days or more decreased $25.7 million, compared to June 2000, but have increased $5.8 million since year-end. At June 30, 2001, real estate loans comprised $132.9 million ($74.7 million in residential) of total non-accruing loans, with commercial loans accounting for $121.7 million and consumer loans $4.7 million. Other real estate increased $12.4 million since June 2000 due to increased foreclosures and parcels added in connection with acquisitions.

Activity in the allowance for loan losses is summarized as follows
(in thousands):
                                        June 30,    June 30,
                                          2001        2000

    Balance at beginning of period      $376,508    $338,375
    Net loans charged-off:
     Commercial                           30,438       5,653
     Real estate                           2,839       4,042
     Installment                          16,397      24,045

       Total                              49,674      33,740

    Allowance of acquired banks               -0-      1,859

    Provision charged to expense	  57,490      56,981

    Balance at end of period            $384,324    $363,475

Net loan losses in the first six months of 2001 and 2000 were 0.32% and 0.23% of average loans (annualized), respectively. At June 30, 2001 the allowance for loan losses stood at 1.24% of loans, compared to 1.20% a year ago and at year-end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 122% and 112%, respectively, at June 30, 2001, compared to 137% and 129%, respectively, at June 30, 2000.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 2001, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

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

INVESTMENTS AND OTHER ASSETS

Total securities have declined 17% since June 30, 2000 and 14% since year-end. These declines resulted primarily from Regions' decision to reduce the securities portfolio and reduce short-term wholesale funding. Concurrently with the adoption of FASB Statement of Financial Accounting Standards No. 133, during the first quarter, Regions reclassified significantly all of its investment securities to securities available for sale to provide additional flexibility in managing its securities portfolio.

Mortgage loans held for sale have increased $245 million since June 30, 2000 and $379 million since year-end as a result of higher levels of residential mortgage loan production at Regions' mortgage banking subsidiary. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $1.8 billion during the first six months of 2001, compared to $1.5 billion during the same time period in 2000.

Margin receivables at June 30, 2001 totaled $550.7 million. These balances were added in connection with the Morgan Keegan acquisition and represent margin loans to brokerage clients.

Interest-bearing deposits in other banks at June 30, 2001 totaled $907 million, an increase of $905 million compared to a year ago and an increase of $904 million compared to year-end. The Morgan Keegan acquisition added $472 million to this category of earning asset with the remainder of the increase attributable to a higher balances held with the Federal Home Loan Bank.

Premises and equipment have increased $23.2 million since year-end and $33.1 million since June 30, 2000. These increases were due primarily to premises and equipment obtained through acquisitions.

Other assets increased $760 million over year-end and $784 million over the second quarter of last year. These increases were due primarily to $547.7 million in excess purchase price generated in the acquisition of Morgan Keegan and Rebsamen. Other areas of increase include low income housing investments, prepaid items and other assets added in connection with the Morgan Keegan transaction.

DEPOSITS

Total deposits have decreased 4% since June 30 of last year. Excluding the deposits acquired in connection with acquisitions, total deposits have decreased 5%. The decline resulted primarily from decreases in certificates of deposit and other wholesale deposits. Since year-end, total deposits have decreased 3%. Core deposits, which exclude wholesale deposits, declined 5% since June of last year based on average balances.

BORROWINGS

Net federal funds purchased and security repurchase agreements totaled $1.6 billion at June 30, 2001, $1.9 billion at year-end and $2.6 billion at June 30, 2000. The decreases resulted primarily from the pay down of outstanding federal funds purchased and security repurchase positions using the proceeds from the maturities in the securities portfolio and the increased utilization of long-term borrowings. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first six months of 2001 net funds purchased averaged $1.8 billion compared to $3.6 billion for the same period of 2000, indicating decreased reliance on overnight purchased funds as a funding source.

Other short-term borrowings increased $567 million since June 30, 2000 and $1.3 billion since year-end. These increases are the result of $977.3 million in due to customer accounts associated with Morgan Keegan. Long-term borrowings have increased $459 million since year-end, and $2.6 billion since June 30, 2000. These increases in long-term borrowings resulted primarily from Regions' continued utilization of Federal Home Loan Bank structured notes with call periods in excess of one year, as well as issuance of $500 million of subordinated debt and $288 million of trust preferred securities. A significant portion of the debt issuance was used to fund the repurchase of treasury stock and cash payments to satisfy cash payments associated with the first quarter acquisitions of Morgan Keegan and Rebsamen.

STOCKHOLDERS' EQUITY

Stockholders' equity was $3.8 billion at June 30, 2001, an increase of 20% over last year and an increase of 11% since year-end. This increase results from the Company's net stock issuances in connection with acquisitions. Accumulated other comprehensive income (loss) totaled $66.5 million at June 30, 2001, compared to $908,000 at year-end and $(122.5) million at June of 2000. Regions' ratio of equity to total assets was 8.48% at June 30, 2001, compared to 7.43% a year ago and 7.92% at year-end.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at June 30, 2001, substantially exceeded all regulatory requirements.

Bank Regulatory Capital Requirements

                                          Minimum      Regions at
                                         Regulatory     June 30,
                                        Requirement       2001
Tier 1 capital to risk-adjusted assets     4.00%          8.78%
Total risk-based capital to
 risk-adjusted assets                      8.00          12.18
Tier 1 leverage ratio                      3.00           6.69

LIQUIDITY

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At June 30, 2001 the loan to deposit ratio was 99.37%, compared to 93.49% a year ago and 97.98% at year-end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

NET INTEREST INCOME

Net interest income for the first six months of 2001 decreased $4.5 million or 1%, compared to the same period in 2000. The decreased net interest income resulted from higher funding costs associated with the subordinated debt and trust preferred securities issued in the first quarter, partially offset by higher levels of earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 3.63% in the first six months of 2001 and 2000. For the second quarter of 2001, net interest income increased slightly compared to the same period in 2000 due to higher levels of earning assets partially offset by lower spreads on earning assets.

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

     Change in          $ Change in Net
   Interest Rates       Interest Income     % Change in Net
 (in basis points)      (in thousands)      Interest Income
      +200                $  4,236              .28%
      +100                  13,210              .88
      -100                 (25,045)           (1.67)
      -200                 (97,765)           (6.52)

PROVISION FOR LOAN LOSSES

The provision for loan losses was $57.5 million or .37% annualized of average loans in the first six months of 2001, compared to $57.0 million or .39% annualized of average loans in the first six months of 2000. The provision for loan losses recorded in the first six months of 2001 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current economic conditions.

NON-INTEREST INCOME

Total non-interest income increased $113.4 million or 37% compared to the first six months of 2000. On a quarterly basis, total non-interest income increased $131.4 million or 95% over the second quarter of 2000. Brokerage and investment banking income increased $107.3 million in the first half of 2001 and $108.1 million in the second quarter of 2001, compared to the same periods in 2000, due to the addition of Morgan Keegan. Trust department income continued to increase due to higher advisory fees from mutual funds. A continuation of pricing and management initiatives resulted in service charges on deposit accounts increasing $19.3 million or 17% in the first six months of 2001 and $9.4 million or 16% in the second quarter of 2001, compared to the same periods in 2000. Mortgage servicing and origination fees increased 5% in the first six months of 2001 and 13% in the second quarter of 2001, compared to 2000, primarily due to higher levels of loan production in the first half of 2001. The mortgage company's servicing portfolio totaled $20.5 billion at June 30, 2001, compared to $23.3 billion at June 30, 2000. Security losses totaling $40.0 million were recorded in the first quarter of 2000 related to the sale of $1.2 billion in lower yielding mortgage related securities. Other non-interest income decreased $57.7 million in the first six months of 2001 compared to the same period in 2000. In the first quarter of 2000, Regions recognized a $67.2 million gain in connection with the sale of its credit card portfolio as well as a $4.4 million gain related to the sale of mortgage servicing rights, which are included in other non-interest income. On a quarterly basis, other non-interest income increased $10.0 million or 29% over the second quarter of 2000. The increase was primarily the result of higher insurance fees, added by Rebsamen, a $1.1 million gain from Regions' ongoing strategy of exiting certain mortgage servicing portfolios and $4.0 million in fees added by Morgan Keegan.

NON-INTEREST EXPENSE

Total non-interest expense increased $180.2 million or 33% in the first six months of 2001 and $156.6 million or 57% in the second quarter of 2001 compared to the same periods in 2000. Included in this increase is $23.3 million in non-recurring charges, including severance payments, contract buyouts, asset write-offs and other conversion costs, associated with the Morgan Keegan transaction and Regions' branch rationalization project. Adjusting for the nonrecurring items and acquisitions, non-interest expense increased $29.5 million or 5% in the first six months of 2001 and $10.6 million or 4% in the second quarter of 2001 compared to the same periods in 2000. The Company has maintained its ongoing focus on cost control in 2001 and has undertaken several initiatives to reduce certain ongoing costs. Salaries and employee benefits were up $117.1 million or 40% in the first six months of 2001 and $105.0 million or 72% in the second quarter of 2001 compared to the same periods in 2000. Morgan Keegan and the non-recurring charges accounted for $93.5 million of these increases. The remaining increases are due to a higher number of employees (15,712 FTE as of June 30, 2001) resulting from other acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 21% in the first six months of 2001 and 32% in the second quarter of 2001 over the same periods in 2000. These increases are primarily the result of higher levels of depreciation related to new branch equipment and assets acquired in connection with the Morgan Keegan acquisition. Excluding the effects of Morgan Keegan, net occupancy and equipment expense increased 11% in the first half and second quarter of 2001 over the same periods in 2000. Other non-interest expense increased $48.8 million or 27% in the first six months of 2001 and $40.7 million or 44% in the second quarter of 2001 compared to the same periods in 2000. These increases resulted from $14.4 million of non-recurring charges and $23.3 million associated with Morgan Keegan. Also contributing to this increase is the higher excess purchase price amortization.

TAXES

Income tax expense decreased $36.1 million or 27% over the first six months of 2000. For the second quarter of 2001, income tax expense decreased $11.4 million or 19% compared to 2000. These declines resulted from lower levels of taxable income and the continued realization of certain tax planning strategies. Regions' effective tax rate for the first six months of 2001 and 2000 were 29.6% and 33.2%, respectively. The effective tax rate declined since last year, primarily due to realization of a portion of the tax benefits associated with the recapitalization of one of Regions' subsidiaries. During the fourth quarter of 2000, Regions recapitalized this subsidiary, raising Tier 2 capital, which resulted in a reduction in taxable income of this subsidiary attributable to Regions. The benefit to Regions of reduced taxable income of this subsidiary attributable to Regions is expected to result in lower effective tax rate applicable to consolidated income before taxes of Regions for future periods. Regions' effective tax rate applicable to consolidated income before taxes will be dependent upon a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors.

NET INCOME

Net income for the second quarter totaled $112.8 million or $.49 per diluted share, a 14% decrease (on a per share diluted basis) compared to the second quarter of 2000. Year-to-date net income totaled $235.6 million or $1.05 per diluted share, a 14% decline (on a per share diluted basis) compared to the first six months of 2000. Operating income, which excludes merger and other non-recurring charges of $17.8 million after tax in 2001 and a net after-tax gain of $17.8 million resulting from the sale of the credit card portfolio and sale of securities in 2000, decreased 1% on a per-share diluted basis from the first six months of last year. Annualized return on stockholders' equity during the first half of 2001 was 13.29% based on net income and 14.30% based on operating income. In the first half of 2000, annualized return on stockholders' equity was 17.45% based on net income and 16.30% based on operating income. Annualized return on assets during the first half of 2001 was 1.07% based on net income and 1.15% based on operating income. In the first half of 2000, annualized return on assets was 1.29% based on net income and 1.20% based on operating income.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 16 and 17 `Market Risk -- Interest Rate Sensitivity' and to page 18 `Forward-Looking Statements' included in Management's Discussion and Analysis.


Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 16, 2001, four nominees were elected as directors of Regions to serve three year terms. The directors elected at the 2001 Annual Meeting were Carl
E. Jones, Jr. (186,445,127 votes in favor and 2,568,652 votes withheld), Michael W. Murphy (178,630,998 votes in favor and 10,382,781 votes withheld), Henry E. Simpson (184,412,868 votes in favor and 4,600,911 votes withheld), John H. Watson (186,472,996
votes in     favor and 2,540,783 votes withheld).

In addition, the stockholders approved an amendment to Regions' 1999 Long Term Incentive Plan to increase the total number of shares subject to the plan from 10,000,000 shares to 25,000,000 shares. On the proposed amendment, 132,327,473 shares were voted in favor, 21,120,925 shares voted against, and 2,959,741 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

        None


     (b)  Reports on Form 8-K

         No reports were filed on Form 8-K during the second quarter of 2001.

                            SIGNATURES





 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







                                Regions Financial Corporation



 DATE:  August 14, 2001          /s/ D. Bryan Jordan
                                D. Bryan Jordan
                                Executive Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)