Form 10-Q
period 2001-09-30
REGIONS FINANCIAL CORP
filed 2001-11-13
CIK 36032

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 2001  COMMISSION FILE NUMBER
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

   Common Stock, $.625 Par Value-227,426,831 shares outstanding as of October 31, 2001
                 REGIONS FINANCIAL CORPORATION

                             INDEX



                                                         Page Number

 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)


          Consolidated Statements of Condition -
          September 30, 2001, December 31, 2000
          and September 30, 2000                               2


          Consolidated Statements of Income -
          Nine months ended September 30, 2001 and
          September 30, 2000                                   3

          Consolidated Statement of Stockholders' Equity -
          Nine months ended September 30, 2001                 4


          Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2001 and
          September 30, 2000                                   5


          Notes to Consolidated Financial Statements -
          September 30, 2001                                   6




 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       12

 Item 3.  Qualitative and Quantitative Disclosures
          about Market Risk                                   22

 PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                    22


 SIGNATURES                                                   23

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                   September 30  December 31	September 30
                                       2001         2000            2000
ASSETS
Cash and due from banks		   $ 1,103,077	$ 1,210,872	$ 1,076,869
Interest-bearing deposits in other
 banks				       982,838	      3,246	      2,449
Investment securities			32,757	  3,539,202	  3,607,520
Securities available for sale	     8,223,851	  5,454,969	  5,545,803
Trading account assets		       605,376	     13,437	     21,317
Mortgage loans held for sale	       452,613	    222,902	    251,063
Federal funds sold and securities
 purchased under agreement to
 resell				       189,043	     95,550	    246,556
Margin receivables		       595,624		 -0-		 -0-
Loans				    31,128,869	 31,472,656	 31,299,305
Unearned income			      (218,026)	    (96,193)	    (95,242)
 Loans, net of unearned income	    30,910,843	 31,376,463	 31,204,063
Allowance for loan losses	      (386,471)	   (376,508)	   (373,699)
 Net Loans			    30,524,372	 30,999,955	 30,830,364
Premises and equipment		       623,103	    598,632	    596,900
Interest receivable		       286,584	    349,637	    333,294
Due from customers on acceptances	44,269	    107,912	     24,274
Other assets			     2,020,506	  1,091,979	  1,090,687
                                   $45,684,013	$43,688,293	$43,627,096
LIABILITIES AND STOCKHOLDERS'
EQUITY
Deposits:
 Non-interest-bearing		   $ 4,655,075	$ 4,512,883	$ 4,561,388
 Interest-bearing		    25,918,116	 27,509,608	 27,424,262
  Total Deposits		    30,573,191	 32,022,491	 31,985,650
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under agreement
   to repurchase		     2,817,611	  1,996,812	  1,862,753
  Commercial paper			27,750	     27,750	     38,750
  Other short-term borrowings	     2,315,063	  1,108,580	  1,620,673
   Total Short-term Borrowings	     5,160,424	  3,133,142	  3,522,176
 Long-term borrowings		     4,810,542	  4,478,027	  4,392,399
   Total Borrowed Funds		     9,970,966	  7,611,169	  7,914,575
Bank acceptances outstanding		44,269	    107,912	     24,274
Other liabilities		     1,146,792	    488,777	    342,689
   Total Liabilities		    41,735,218	 40,230,349	 40,267,188
Stockholders' Equity:
 Preferred Stock, par value $1.00
  a share:
  Authorized 5,000,000 shares		    -0-		 -0-		 -0-
 Common Stock, par value $.625 a
  share:
  Authorized 500,000,000 shares,
  issued, including treasury
  stock, 229,239,768; 222,567,831;
  and 222,479,861 shares,
  respectively			       143,275	    139,105	    139,050
 Surplus			     1,228,574	  1,058,733	  1,058,291
 Undivided profits		     2,518,202	  2,333,285	  2,264,476
 Treasury stock, at cost-1,830,000;
  2,798,813; and 868,013 shares,
  respectively			       (52,508)	    (67,135)	    (18,988)
 Unearned restricted stock	       (12,511)	     (6,952)	     (7,673)
 Accumulated other comprehensive
  income (loss)			       123,763		908	    (75,248)
   Total Stockholders' Equity	     3,948,795	  3,457,944	  3,359,908
                                   $45,684,013	$43,688,293	$43,627,096

See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                      		Three Months Ended		Nine Months Ended
                                         	   September 30          	  September 30
						2001		2000		2001		2000
Interest Income:
  Interest and fees on loans			$606,811	$667,305	$1,903,327	$1,904,130
  Interest on securities:
    Taxable interest income			 104,008	 136,452	   341,810	   428,623
    Tax-exempt interest income			  10,151	  10,680	    30,939	    31,166
    Total Interest on Securities		 114,159	 147,132	   372,749	   459,789
  Interest on mortgage loans held for sale	  11,556	   8,176	    29,803	    27,818
  Interest on margin receivables		   7,187	      -0-	    14,998		-0-
  Income on federal funds sold and securities
    purchased under agreement to resell		   6,250	   1,672	    14,233	     4,171
  Interest on time deposits in other banks	   4,028	     221	     9,657	       598
  Interest on trading account assets		   6,104	     188	    13,016	     1,004
    Total Interest Income			 756,095	 824,694	 2,357,783	 2,397,510

Interest Expense:
  Interest on deposits				 276,597	 358,033	   920,769	 1,020,104
  Interest on short-term borrowings		  45,907	  65,623	   152,667	   208,001
  Interest on long-term borrowings		  77,779	  58,919	   230,249	   124,479
    Total Interest Expense			 400,283	 482,575	 1,303,685	 1,352,584
    Net Interest Income				 355,812	 342,119	 1,054,098	 1,044,926

Provision for loan losses			  30,000	  32,746	    87,490	    89,727
    Net Interest Income After Provision for
     Loan Losses				 325,812	 309,373	   966,608	   955,199

Non-Interest Income:
  Brokerage and investment banking		 110,430	  11,173	   238,420	    31,892
  Trust department income			  13,749	  14,597	    43,833	    42,707
  Service charges on deposit accounts		  67,190	  59,465	   197,402	   170,415
  Mortgage servicing and origination fees	  21,924	  20,016	    67,555	    63,511
  Securities gains (losses)			   4,534	      28	     5,001	   (39,923)
  Other						  40,107	  41,468	   123,519	   182,587
    Total Non-Interest Income			 257,934	 146,747	   675,730	   451,189

Non-Interest Expense:
  Salaries and employee benefits		 230,922	 144,868	   641,536	   438,365
  Net occupancy expense				  22,950	  18,583	    63,926	    51,252
  Furniture and equipment expense		  22,989	  18,880	    63,273	    53,197
  Other						 115,509	  91,008	   347,722	   274,447
    Total Non-Interest Expense			 392,370	 273,339	 1,116,457	   817,261
    Income Before Income Taxes			 191,376	 182,781	   525,881	   589,127
Applicable income taxes				  56,177	  54,922	   155,131	   189,970
    Net Income					$135,199	$127,859	$  370,750	$  399,157
Average number of shares outstanding		 227,657	 220,424	   223,424	   220,661
Average number of shares outstanding-diluted	 230,383	 221,615	   225,868	   221,862
Per share:
  Net income					   $0.59	   $0.58	     $1.66	     $1.81
  Net income-diluted				   $0.59	   $0.58	     $1.64	     $1.80
  Cash dividends declared			   $0.28	   $0.27	     $0.84	     $0.81

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

												Accumulated
										   Unearned	Other
				Common			Undivided    Treasury	   Restricted	Comprehensive
				Stock	  Surplus	Profits	     Stock	   Stock	Income		Total

BALANCE AT JANUARY 1, 2001	$139,105  $1,058,733	$2,333,285   $(67,135)	   $ (6,952)	$    908	$3,457,944
Comprehensive Income:
  Net Income						   370,750						   370,750
  Other comprehensive income,
   net of tax
    Unrealized gains on available
    for sale securities, net of
    reclassification adjustment									 122,855	   122,855
  Comprehensive income*					   370,750				 122,855	   493,605
Cash dividends declared
 ($0.84 per common share)				  (185,833)						  (185,833)
Purchase of treasury stock					     (408,356)					  (408,356)
Retirement of treasury stock	  (9,173)   (413,810)		      422,983						-0-
Common stock transactions:
  Stock issued for acquisitions	  12,754     567,554								   580,308
  Stock options exercised	     405       7,997								     8,402
  Stock issued to employees
   under incentive plan		     184       8,100				     (8,717)			      (433)
  Amortization of unearned
   restricted stock								      3,158			     3,158
BALANCE AT SEPTEMBER 30, 2001	$143,275  $1,228,574	$2,518,202   $(52,508)	   $(12,511)	$123,763	$3,948,795

Disclosure of reclassification amount:
Unrealized holding gains on
 available for sale securities
 arising during period										$133,384
Less: Reclassification adjustment,
 net of tax, for gains and losses
 realized in net income										   3,251
Net unrealized gains on available
 for sale securities, net of tax								$130,133
FAS 133 other comprehensive loss								  (7,278)
  Comprehensive income										$122,855


*Comprehensive income as of September 30, 2000 was $459.0 million.

See notes to consolidated financial statements.

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                    (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						 Nine Months Ended
						    September 30
						2001		2000
Operating Activities:
  Net income					$   370,750	$   399,157
  Adjustments to reconcile net cash provided by
    operating activities
   (Gain) on sale of credit card portfolio		 -0-	    (67,220)
   (Gain) on sale of specialty finance division		 -0-	     (4,113)
   Depreciation and amortization of premises
    and equipment				     50,936	     46,924
   Provision for loan losses			     87,490	     89,727
   Net (accretion) of securities		     (3,594)	     (2,575)
   Amortization of loans and other assets	     80,143	     57,563
   Amortization of deposits and borrowings	        705	        477
   Provision for losses on other real estate		 37	        561
   Deferred income taxes			     12,412	     55,862
   Loss (gain) on sale of premises and equipment      2,409	     (1,136)
   Realized securities (gains) losses		     (5,001)	     39,923
   (Increase) in trading account assets		     (1,941)	     (6,774)
   (Increase) decrease in mortgages held for
    sale					   (229,711)	    316,068
   (Increase) in margin receivables		    (72,506)		 -0-
   Decrease (increase) in interest receivable	     63,182	    (18,461)
   (Increase) in other assets			   (321,379)	   (137,770)
   Increase in other liabilities		    332,583	     29,422
   Stock issued to employees				 -0-	      3,088
   Other					      3,595	      2,204
       Net Cash Provided By Operating Activities    370,110	    802,927

Investing Activities:
  Net decrease (increase) in loans		    387,596      (2,905,025)
  Proceeds from sale of credit card portfolio		 -0-	    344,785
  Proceeds from sale of specialty finance
   division						 -0-	      8,063
  Proceeds from sale of securities available
   for sale					     24,517	  1,299,842
  Proceeds from maturity of investment
   securities					    153,423	    519,277
  Proceeds from maturity of securities available
   for sale					  3,885,177	    722,668
  Purchase of investment securities		    (20,302)	    (41,530)
  Purchase of securities available for sale	 (3,054,815)	   (504,472)
  Net (increase) decrease in interest-bearing
   deposits in other banks			   (437,592)	     13,853
  Proceeds from sale of premises and equipment	     18,316	     16,310
  Purchase of premises and equipment		    (62,346)	    (61,644)
  Net increase in customers' acceptance
   liability					     63,643	     47,824
  Acquisitions net of cash acquired		    (92,811)	    218,764
       Net Cash Provided (Used) By Investing
        Activities				    864,806	   (321,285)

Financing Activities:
  Net (decrease) increase in deposits		 (1,450,005)	  1,243,116
  Net increase (decrease) in short-term
   borrowings					    526,355	 (4,176,721)
  Proceeds from long-term borrowings		  1,145,490	  3,392,966
  Payments on long-term borrowings		   (821,628)	   (751,590)
  Net (decrease) in bank acceptance liability	    (63,643)	    (47,824)
  Cash dividends				   (185,833)	   (178,889)
  Purchase of treasury stock			   (408,356)	   (100,972)
  Proceeds from exercise of stock options	      8,402	      2,201
       Net Cash (Used) By Financing Activities	 (1,249,218)	   (617,713)
       (Decrease) in Cash and Cash Equivalents	    (14,302)	   (136,071)
Cash and Cash Equivalents, Beginning of Period	  1,306,422	  1,459,496

       Cash and Cash Equivalents, End of Period	$ 1,292,120	$ 1,323,425

See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2001


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

                                                            Expected
                                                           Number of
                                                           Shares of
                                                           Regions to
                Approximate                                    be
                 Asset Size       Type of      Exchange    issued(1)
 Institution   (in millions)   Consideration    Ratio      (in 000's)

Park Meridian
Financial
Corporation of                    Regions
Charlotte,                        Common
North Carolina      $284           Stock         0.55(2)     1,527

First
Bancshares of                     Regions
Texas, Inc. of                    Common
Houston, Texas      $147           Stock         .589        1,024

  (1) - Based on the number of shares of outstanding stock of the institution as of the announcement date.
  (2)  - Subject to possible adjustment.

NOTE C -- New Accounting Standards

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140) that replaces, in its entirety, Statement of Financial Accounting Standards No. 125. Statement 140 provides guidance for determining whether a liability has been extinguished. Statement 140 also provides guidance for accounting for servicing of financial assets, the receipt or pledging of collateral, and requires certain disclosures. Statement 140 is effective for transfers occurring after March 31, 2001. The impact of Statement 140 was not material to the financial statements for the quarter ended September 30, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement 141 prohibits the use of pooling-of-interests method to account for business combinations initiated after June 30, 2001. Statement 142 provides guidance for the amortization of goodwill arising from the use of the purchase method to account for business combinations. Goodwill arising from purchase business combinations completed after June 30, 2001, will not be amortized. Amortization of goodwill from purchase business combinations completed prior to July 1, 2001, will not cease until adoption of Statement 142. The accounting for goodwill and other intangible assets required under Statement 142 is effective for fiscal years beginning after December 15, 2001. Regions is currently evaluating the impact of Statements 141 and 142. If as expected, the amortization of excess purchase price is discontinued, net income would increase approximately $.06 per diluted share for the three months ended September 30, 2001.

NOTE D -- Business Segment Information

Regions' segment information is presented geographically, based on Regions' three operating regions in the Southeastern United States. Each region is a strategic business unit that serves a particular group of customers in a specified area. The company's three reportable regions are West, Central, and East. These regions represent the company's branch banking functions and have separate managements that are responsible for the operation of each business unit. The West region consists of the states of Arkansas, Louisiana, and east Texas. The Central region is made up of Alabama and Tennessee. The East region comprises Georgia, South Carolina, and Florida. In addition, Regions has designated as distinct reportable segments the activity of its treasury, mortgage banking and investment banking divisions. The treasury division includes the Company's bond portfolio, indirect mortgage lending division, and other wholesale activities. Mortgage banking consists of Regions' mortgage subsidiary. Investment banking includes all brokerage and investment activities associated with Morgan Keegan. The reportable segment designated "Other" includes activity of Regions' insurance subsidiaries, the indirect consumer lending division, and the parent company.

At the end of 2000, Regions implemented a new funds transfer pricing system affecting the method by which unit banks are reported within each region. This methodology is based on duration matched transfer pricing. The new system was in place for the first nine months of 2001 and influences comparability with the prior year.

The accounting policies used by each reportable segment are the same as those discussed in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

Nine  months ended September 30, 2001
(in thousands)
                          West      Central       East      Treasury

Net interest income      $274,431    $298,610    $308,664     $108,534
Provision for loan
  loss                     19,705      23,057      23,771       15,954
Non-interest income        86,447     105,942      73,465        6,733
Non-interest expense      183,622     179,154     179,687       36,942
Income taxes               59,202      75,991      67,141       23,462

   Net income            $ 98,349    $126,350    $111,530     $ 38,909

Average assets         $7,161,382  $8,431,598  $8,497,463  $15,741,930

(in thousands)          Mortgage   Investment                   Total
                        Banking      Banking       Other       Company

Net interest income      $ 14,416    $ 14,069      $ 35,374    $1,054,098
Provision for loan
  loss                      1,196          -0-        3,807        87,490
Non-interest income       102,039     245,627        55,477       675,730
Non-interest expense       84,408     222,049       230,595     1,116,457
Income taxes               11,559      13,995       (96,219)      155,131

   Net income             $19,292    $ 23,652      $(47,332)     $370,750

Average assets           $864,958  $2,462,544    $1,348,786   $44,508,661


Nine  months ended September 30, 2000
(in thousands)
                          West      Central       East      Treasury

Net interest income      $285,129    $323,370    $312,800    $(30,679)
Provision for loan
loss                       20,083      23,030      22,970      19,247
Non-interest income        73,291      96,974      63,366         171
Non-interest expense      171,148     163,665     163,479      16,280
Income taxes               66,202      92,959      76,429     (24,763)

   Net income            $100,987    $140,690    $113,288    $(41,272)

Average assets         $6,883,615  $8,054,924  $7,883,264  $17,747,214

(in thousands)          Mortgage   Investment                   Total
                        Banking      Banking       Other       Company

Net interest income       $ 8,827     $   422     $ 145,057    $1,044,926
Provision for loan
loss                          655          -0-        3,742        89,727
Non-interest income        99,527      31,884        85,976       451,189
Non-interest expense       77,061      27,614       198,014       817,261
Income taxes               11,759       1,763       (34,379)      189,970

   Net income             $18,879     $ 2,929       $63,656    $  399,157

Average assets           $825,067     $69,686    $1,217,324   $42,681,094

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

Regions utilizes certain derivative instruments to hedge the variable cash flows of forecasted transactions. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At September 30, 2001, Regions recognized a $7 million loss in other comprehensive income related to cash flow hedges. The Company will amortize a portion of this loss into earnings over time. The net gains and losses, included in other non-interest expense as a result of hedge ineffectiveness, were not material to the results of operations for the quarter ended September 30, 2001.

Regions also hedges the changes in fair value of assets or firm commitments using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. The amount of hedging gains and losses, which is reflected in other non-interest income, was not material to the results of operations for the quarter ended September 30, 2001.

The Company also maintains a trading portfolio of interest rate swap and option contracts with customers and market counterparties. The portfolio is used to generate trading profit and help clients manage interest rate risk positions. Transactions within the portfolio generally involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. The fair value of the trading portfolio at September 30, 2001, was not material.

Concurrent to the adoption of Statement of Financial Accounting Standard No. 133, during the first quarter, Regions reclassified approximately $3.4 billion of its investment securities to securities available for sale. The Company reflected a $2.2 million unrealized loss in other comprehensive income associated with the transfer.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Regions' total assets at September 30, 2001, were $45.7 billion -- an increase of 5% over a year earlier and year-end 2000. These increases were due primarily to growth in trading account assets and other assets related to the Morgan Keegan, Inc. acquisition, partially offset by a decline in the securities portfolio as maturities from the securities portfolio continue to be used to reduce short-term funding.

Comparisons with the prior year are affected by the acquisitions of Rebsamen Insurance, Inc. and Morgan Keegan, Inc. (accounted for as purchases). Relevant acquisitions are summarized as follows:

Date                         Headquarters   Total Assets    Accounting
Acquired  Company Acquired   Location       (in thousands)  Treatment

February  Rebsamen           Little Rock,      $32,082      Purchase
2001      Insurance, Inc.    Arkansas

March     Morgan Keegan,     Memphis,       $2,008,179      Purchase
2001      Inc.               Tennessee

LOANS

Total loans have declined 1% over the past 12 months and since year-end. Declines in real estate mortgage loans were partially offset by growth in the commercial and industrial and consumer categories. Current loan balances are a reflection of slower growth in the economy and management initiatives to reduce capital allocated to lower margin loan products. The average yield on loans during the first nine months of 2001 was 8.39%, compared to 8.57% during the same period in 2000.

Non-performing assets were as follows (in thousands):

                             Sept. 30,  Dec. 31,  Sept. 30,
                               2001       2000      2000

    Non-accruing loans       $256,810   $197,974  $200,419
    Loans past due 90
     days or more              41,895     35,903    36,543
    Renegotiated loans         18,150     12,372    13,403
    Other real estate          31,198     28,443    23,270

       Total                 $348,053   $274,692  $273,635

    Non-performing assets
     as a percentage of
     loans and other real
     estate                     1.12%       .87%      .88%

Non-accruing loans have increased $56.4 million since September of last year and $58.8 million since year-end. The increases were primarily in the commercial and real estate categories. Loans past due 90 days or more increased $5.4 million, compared to September 2000 and $6.0 million since year-end. At September 30, 2001, real estate loans comprised $132.8 million ($73.2 million in residential) of total non-accruing loans, with commercial loans accounting for $122.0 million and consumer loans $2.0 million. Other real estate increased $7.9 million since September 2000 due to increased foreclosures.

Activity in the allowance for loan losses is summarized as follows
(in thousands):
                                        Sept. 30,   Sept. 30,
                                          2001        2000

    Balance at beginning of period      $376,508    $338,375
    Net loans charged-off:
     Commercial                           47,799      13,133
     Real estate                           4,637       8,923
     Installment                          25,091      37,489

       Total                              77,527      59,545

    Allowance of acquired banks               -0-      5,142

    Provision charged to expense          87,490      89,727

    Balance at end of period            $386,471    $373,699

Net loan losses in the first nine months of 2001 and 2000 were 0.33% and 0.27% of average loans (annualized), respectively. At September 30, 2001 the allowance for loan losses stood at 1.25% of loans, compared to 1.20% a year ago and at year-end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 122% and 111%, respectively, at September 30, 2001, compared to 149% and 137%, respectively, at September 30, 2000.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 2001, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

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

INVESTMENTS AND OTHER ASSETS

Total securities have declined 10% since September 30, 2000 and 8% since year-end. These declines resulted primarily from Regions' decision to not reinvest all maturities from the securities portfolio, but to use these funds to reduce short-term wholesale funding. Concurrently with the adoption of FASB Statement of Financial Accounting Standards No. 133, during the first quarter of 2001, Regions reclassified significantly all of its investment securities to securities available for sale.

Mortgage loans held for sale have increased $202 million since September 30, 2000 and $230 million since year-end as a result of higher levels of residential mortgage loan production at Regions' mortgage banking subsidiary. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $2.8 billion during the first nine months of 2001, compared to $2.0 billion during the same time period in 2000.

Margin receivables at September 30, 2001 totaled $595.6 million.
These balances were added in connection with the Morgan Keegan acquisition and represent margin loans to brokerage clients.


Interest-bearing deposits in other banks at September 30, 2001 totaled $982.8 million compared to $2.4 million a year ago. The Morgan Keegan acquisition added $533 million to this category of earning asset with the remainder of the increase attributable to a higher balances held with the Federal Home Loan Bank.

Premises and equipment have increased $24.5 million since year-end and $26.2 million since September 30, 2000. These increases were due primarily to premises and equipment obtained through acquisitions.

Other assets increased $929 million over year-end and $930 million over the third quarter of last year. These increases were due primarily to $547.7 million in excess purchase price generated in the acquisition of Morgan Keegan and Rebsamen. Other areas of increase include low income housing investments, issuance costs on subordinated debt and other assets added in connection with the Morgan Keegan transaction.

DEPOSITS

Total deposits have decreased 4% since September 30 of last year. The decline resulted primarily from decreases in certificates of deposit, due to less aggressive pricing, and declines in other wholesale deposits. Since year-end, total deposits have decreased 5%. Core deposits, which exclude wholesale deposits, have declined slightly since September of last year due to declines in certificate of deposits, partially offset by growth in transaction deposit accounts.

BORROWINGS

Net federal funds purchased and security repurchase agreements totaled $2.6 billion at September 30, 2001, $1.9 billion at year-end and $1.6 billion at September 30, 2000. The level of federal funds and security repurchase agreements can fluctuate sig nificantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 2001 net funds purchased averaged $1.6 billion compared to $3.1 billion for the same period of 2000, indicating decreased reliance on overnight purchased funds as a funding source.

Other short-term borrowings and commercial paper increased $683 million since September 30, 2000 and $1.2 billion since year-end. These increases are the result of $989.6 million in due to customer accounts associated with Morgan Keegan. Long-term borrowings have increased $333 million since year-end, and $418 million since September 30, 2000. These increases in long-term borrowings resulted primarily from Regions' continued utilization of Federal Home Loan Bank structured notes with call periods in excess of one year, as well as issuance of $500 million of subordinated debt and $288 million of trust preferred securities. A significant portion of the debt issuance was used to fund the repurchase of treasury stock and to satisfy cash payments associated with the first quarter acquisitions of Morgan Keegan and Rebsamen.

STOCKHOLDERS' EQUITY

Stockholders' equity was $3.9 billion at September 30, 2001, an increase of 18% over last year and an increase of 14% since year-end. This increase results from the Company's net stock issuance in connection with the Morgan Keegan transaction. Accumulated other comprehensive income (loss) totaled $123.8 million at September 30, 2001, compared to $908,000 at year-end and $(75.2) million at September of 2000. Regions' ratio of equity to total assets was 8.64% at September 30, 2001, compared to 7.70% a year ago and 7.92% at year-end.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at September 30, 2001, substantially exceeded all regulatory requirements.

Bank Regulatory Capital Requirements

                                          Minimum      Regions at
                                         Regulatory   September 30,
                                        Requirement        2001
Tier 1 capital to risk-adjusted assets     4.00%          9.28%
Total risk-based capital to
 risk-adjusted assets                      8.00          12.82
Tier 1 leverage ratio                      3.00           6.80

LIQUIDITY

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At September 30, 2001 the loan to deposit ratio was 101.10%, compared to 97.56% a year ago and 97.98% at year-end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

NET INTEREST INCOME

Net interest income for the first nine months of 2001 increased $9.2 million or 1%, compared to the same period in 2000. The increased net interest income resulted from higher levels of earning assets and higher spreads on those earning assets. Partially offsetting the higher spread was the funding costs associated with the subordinated debt and trust preferred securities issued in the first quarter of 2001. The net yield on interest-earning assets (taxable equivalent basis) was 3.63% in the first nine months of 2001 and 3.56% during the same period in 2000. For the third quarter of 2001, net interest income increased $13.7 million compared to the same period in 2000 due to higher levels of earning assets and improved spreads on those earning assets. The net yield on interest earning assets for the third quarter of 2001 was 3.62%.

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

Management estimates the effect shifts in interest rates may have upon Regions' net interest income. The following table demonstrates the expected effect a gradual (over a 12 month period) interest rate shift would have on net interest income.

     Change in          $ Change in Net
   Interest Rates       Interest Income     % Change in Net
 (in basis points)      (in thousands)      Interest Income
      +200                $ 39,515             2.67%
      +100                  21,893             1.48
      -100                 (25,527)           (1.72)
      -200                 (53,550)           (3.62)

PROVISION FOR LOAN LOSSES

The provision for loan losses was $87.5 million or .38% annualized of average loans in the first nine months of 2001, compared to $89.7 million or .40% annualized of average loans in the first nine months of 2000. The provision for loan losses recorded in the first nine months of 2001 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current and future economic conditions.

NON-INTEREST INCOME

Total non-interest income increased $224.5 million or 50% compared to the first nine months of 2000. On a quarterly basis, total non-interest income increased $111.2 million or 76% over the third quarter of 2000. Brokerage and investment banking income increased $206.5 million in the first nine months of 2001 and $99.3 million in the third quarter of 2001, compared to the same periods in 2000, due to the addition of Morgan Keegan. Third quarter trust revenues were down slightly compared to 2000 due to fluctuations in the market, though the year to date income remained slightly ahead of the prior year. A continuation of pricing and management initiatives resulted in service charges on deposit accounts increasing $27.0 million or 16% in the first nine months of 2001 and $7.7 million or 13% in the third quarter of 2001, compared to the same periods in 2000. Mortgage servicing and origination fees increased 6% in the first nine months of 2001 and 10% in the third quarter of 2001, compared to 2000, primarily due to higher levels of loan production in the first nine months of 2001. The mortgage company's servicing portfolio totaled $19.9 billion at September 30, 2001, compared to $23.1 billion at September 30, 2000. Securities losses totaling $40.0 million were recorded in the first quarter of 2000 related to the sale of $1.2 billion in lower yielding mortgage related securities. Other non-interest income decreased $59.1 million in the first nine months of 2001 compared to the same period in 2000. In the first quarter of 2000, Regions recognized a $67.2 million gain in connection with the sale of its credit card portfolio as well as a $4.4 million gain related to the sale of mortgage servicing rights, which are included in other non-interest income. On a quarterly basis, other non-interest income decreased $1.4 million or 3% compared to the third quarter of 2000. The decrease was due mainly to reduced gains associated with the sale of mortgage servicing rights.

NON-INTEREST EXPENSE

Total non-interest expense increased $299.2 million or 37% in the first nine months of 2001 and $119.0 million or 44% in the third quarter of 2001 compared to the same periods in 2000. The year-to-date increase includes $23.3 million in non-recurring charges, including severance payments, contract buyouts, asset write-offs and other conversion costs, associated with the Morgan Keegan transaction and Regions' branch rationalization project. Adjusting for the nonrecurring items and acquisitions, non-interest expense increased $28.6 million or 4% in the first nine months of 2001 and $1.9 million or 1% in the third quarter of 2001 compared to the same periods in 2000. The Company has maintained its ongoing focus on cost control in 2001 and has undertaken several initiatives to reduce certain ongoing costs. Salaries and employee benefits were up $203.2 million or 46% in the first nine months of 2001 and $86.1 million or 59% in the third quarter of 2001 compared to the same periods in 2000. Morgan Keegan and the non-recurring charges accounted for $169.4 million of the increase in the first nine months. The remaining increases are due to a higher number of employees (15,977 FTE as of September 30, 2001) resulting from other acquisitions, coupled with normal merit increases and higher benefit costs. Net occupancy expense and furniture and equipment expense increased 22% in the first nine months of 2001 and 23% in the third quarter of 2001 over the same periods in 2000. These increases are primarily the result of higher levels of depreciation related to new branch equipment and assets acquired in connection with the Morgan Keegan acquisition. Excluding the effects of Morgan Keegan, net occupancy and equipment expense increased 7% in the first nine months of 2001 and 2% in the third quarter of 2001 over the same periods in 2000. Other non-interest expense increased $73.3 million or 27% in the first nine months of 2001 and $24.5 million or 27% in the third quarter of 2001 compared to the same periods in 2000. The increase during the first nine months of 2001 resulted from $14.4 million of non-recurring charges and $52.0 million associated with Morgan Keegan. Contributing to the third quarter increase was a $3.0 million charge due to impairment of mortgage servicing rights. Further declines in base mortgage rates could lead to additional impairment of mortgage servicing rights.

TAXES

Income tax expense decreased $34.8 million or 18% over the first nine months of 2000. For the third quarter of 2001, income tax expense increased $1.3 million or 2% compared to 2000. The decline during the first nine months of 2001 compared to 2000 resulted from lower levels of taxable income and the continued realization of certain tax planning strategies. Regions' effective tax rate for the first nine months of 2001 and 2000 were 29.5% and 32.2%, respectively. The effective tax rate declined since last year, primarily due to realization of a portion of the tax benefits associated with the recapitalization of one of Regions' subsidiaries

NET INCOME

Net income for the third quarter totaled $135.2 million or $.59 per diluted share, a 2% increase (on a per share diluted basis) compared to the third quarter of 2000. Year-to-date net income totaled $370.8 million or $1.64 per diluted share, a 9% decline (on a per share diluted basis) compared to the first nine months of 2000. Operating income, which excludes merger and other non-recurring charges of $17.8 million after tax in 2001 and a net after-tax gain of $17.8 million resulting from the sale of the credit card portfolio and sale of securities in 2000, was $388.6 million for the first nine months of 2001 or $1.72 per diluted share compared to $381.4 million or $1.72 per diluted share for the same period in 2000. Annualized return on stockholders' equity during the first nine months of 2001 was 13.44% based on net income and 14.09% based on operating income. In the first nine months of 2000, annualized return on stockholders' equity was 16.79% based on net income and 16.04% based on operating income. Annualized return on assets during the first nine months of 2001 was 1.11% based on net income and 1.17% based on operating income compared to 1.25% and 1.19% during the same period in 2000.

Pursuant to the FASB's recent decision to discontinue the amortization of excess purchase price (see note C), beginning in 2002, Regions will not be required to continue amortizing excess purchase price. Cash basis earnings per diluted share, which excludes the amortization of excess purchase price, totaled $.65 for the third quarter of 2001, an increase of 7% over the same period in 2000.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 17 and 18 `Market Risk -- Interest Rate Sensitivity' and to page 19 `Forward-Looking Statements' included in Management's Discussion and Analysis.


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          None


     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the third quarter of 2001.

          However, a report on Form 8-K, dated October 18, 2001, was filed October 25, 2001, under item 5 in connection with the Registrant's results of operations for the nine months and quarter ended September 30, 2001.

                            SIGNATURES





 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







                                Regions Financial Corporation



 DATE:  November 13, 2001        /s/ D. Bryan Jordan
                                D. Bryan Jordan
                                Executive Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)