Form 10-K405
period 2001-12-31
REGIONS FINANCIAL CORP
filed 2002-03-22
CIK 36032

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                        COMMON STOCK -- PAR VALUE $.625

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002.

                COMMON STOCK, $.625 PAR VALUE -- $7,199,006,551*

     *Excludes as shares held by affiliates only shares held by the registrant's 401(k) plan, supplemental 401(k) plan, directors' stock investment plan and executive officers who are directors without prejudice to a determination of control.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2002.

     Common Stock, $.625 Par Value--229,752,922 shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement to be dated approximately April 10, 2002 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     (a) The Registrant, Regions Financial Corporation (the "Registrant" or "Regions"), is a regional financial holding company headquartered in Birmingham, Alabama, which operated 677 full-service banking offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas as of December 31, 2001. At that date, Regions had total consolidated assets of approximately $45.4 billion, total consolidated deposits of approximately $31.5 billion, and total consolidated stockholders' equity of approximately $4.0 billion.

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

     At December 31, 2001, Regions operated three state-chartered commercial bank subsidiaries (collectively, the "Subsidiary Banks") in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. Regions also operates various financial service subsidiaries providing other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, commercial accounts receivable factoring, and other specialty financing.

     In Alabama, Regions operates through Regions Bank, which operates 166 banking offices throughout the state. At December 31, 2001, these offices had 30% of Regions' total consolidated assets and 32% of total consolidated deposits.

     In Arkansas, Regions Bank operates 111 banking offices throughout the state. At December 31, 2001, these offices had 14% of total consolidated assets and total consolidated deposits.

     In Florida, Regions Bank operates through 64 banking offices in the northwest and central regions of the state. At December 31, 2001, these offices had 7% of Regions' total consolidated assets and 8% of total consolidated deposits.

     In Georgia, Regions Bank operates 137 banking offices throughout the state. At December 31, 2001, these offices had 24% of total consolidated assets and 20% of Regions' total consolidated deposits.

     In Louisiana, Regions Bank operates 87 banking offices throughout the state. At December 31, 2001, these offices had 10% of total consolidated assets and 12% of Regions' total consolidated deposits.

     In North Carolina, Park Meridian Bank operates three banking offices in the Charlotte area. At December 31, 2001, these offices had 1% of Regions' total consolidated assets and total consolidated deposits.

     In South Carolina, Regions Bank operates 33 banking offices throughout the state. At December 31, 2001, these offices had 4% of Regions' total consolidated assets and 3% of total consolidated deposits.

     In Tennessee, Regions Bank operates 38 banking offices. At December 31, 2001, these offices had 5% of Regions' total consolidated assets and total consolidated deposits.

     In Texas, (i) Regions Bank and (ii) First Bank of Texas operate 38 banking offices in the state. At December 31, 2001, these offices had 5% of Regions' total consolidated assets and total consolidated deposits.

     In addition to the Subsidiary Banks, Regions provides additional financial services through various banking-related subsidiaries, the most significant of which provide brokerage and investment services, mortgage banking, insurance brokerage, credit life insurance, commercial accounts receivable factoring, and specialty financing.

     Morgan Keegan & Company, Inc., acquired in 2001 and a subsidiary of Regions, is a regional full-service brokerage and investment banking firm. Morgan Keegan offers products and services including securities brokerage, asset management, financial planning, mutual funds, securities underwriting, sales and trading, and investment banking. Morgan Keegan, one of the largest investment firms in the South, employs approximately 900 financial advisors offering products and services from 142 offices located in Alabama, Arkansas, Florida, Georgia, Kentucky, Massachusetts, Mississippi, New York, Louisiana, North Carolina, South Carolina, Tennessee, Texas, and Virginia.

     Regions Mortgage, Inc. (RMI), a subsidiary of Regions Bank, is engaged in mortgage banking. Its primary business and source of income is the origination and servicing of mortgage loans for long-term investors. RMI serviced approximately $19.1 billion in real estate mortgages at December 31, 2001, and it operates loan production offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas.

     Rebsamen Insurance Inc., acquired in 2001 and a subsidiary of Regions, acts as a general insurance broker for a full-line of insurance products, primarily focusing on commercial property and casualty insurance customers.

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

     EquiFirst Corporation, a subsidiary of EFC Holdings Corporation which is a wholly-owned subsidiary of Regions Bank, provides specialty real estate financing to consumers.

     A substantial portion of the growth of Regions since commencing operations in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. Since it began operations as a bank holding company, Regions has completed 99 acquisitions of financial institutions and financial service providers representing in aggregate (at the time the acquisitions were completed) approximately $27.9 billion in assets. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities. As a result, business combination discussions and, in some cases, negotiations take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions' financial condition. Recent business combinations in the financial services industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

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

     - Regions' ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so to as maintain sufficient capital and liquidity to support Regions business.

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

     Other factors which may affect Regions apply to the financial services industry more generally, including:

     - Further easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, may increase competitive pressures.

     - Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins.

     - Possible changes in general economic and business conditions in the United States and the South in general and in the communities Regions serves in particular may lead to a deterioration in credit quality, thereby increasing provisioning costs, or a reduced demand for credit, thereby reducing earning assets.

     - Possible changes in trade, monetary and fiscal policies, laws, and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.

     - Possible changes in consumer and business spending and saving habits could affect Regions' ability to increase assets and to attract deposits.

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

     Reference is made to Note V. "Business Segment Information" to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for information required by this item.

     (c)(1) General. The Registrant is a financial holding company, registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, the Registrant and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

     The Gramm-Leach-Bliley Act, adopted in 1999, significantly relaxed previously existing restrictions on the activities of banks and bank holding companies. Under such Act, an eligible bank holding company may elect to be a "financial holding company" and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. For a bank holding company to be eligible for financial holding company status, all of its subsidiary financial institutions must be well-capitalized and well-managed. A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board that it elects to become a financial holding company. A financial holding company may engage directly or through a subsidiary in the statutorily authorized activities of securities dealing, underwriting, and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments, and in any activity that the Federal Reserve Board determines by rule or order to be financial in nature or incidental to such financial activity. The Federal Reserve Board must deny expanded authority to any bank holding company that received less than a satisfactory rating on its most recent Community Reinvestment Act review as of the time it submits its declaration.

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

     In December 2000, Regions filed a declaration to become a financial holding company, which was approved by the Federal Reserve in January 2001.

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

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Registrant, and any other bank holding company located in Alabama may now acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any Alabama-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provided that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states.

     The BHC Act limits the activities of a bank holding company to banking or managing banks, engaging in activities that are so closely related to banking and managing banks as to be a proper incident thereto, and, in the case of bank holding companies that are also qualified as financial holding companies, engaging in the financial activities described above. Activities that the Federal Reserve has determined to be permissible for a bank holding company include factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other type of insurance in connection with credit transactions, and conducting certain insurance underwriting activities. The BHC act does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety, or stability of any bank subsidiary of the bank holding company.

     The Subsidiary Banks of the Registrant are members of the Federal Deposit Insurance Corporation ("FDIC"), and as such, their deposits are insured by the FDIC to the extent provided by law. The Subsidiary Banks are also subject to numerous state and federal statutes and regulations that affect its business activities and operations, and are supervised and examined by one or more state or federal bank regulatory agencies.

     The Subsidiary Banks are state-chartered banks. Regions Bank is a member of the Federal Reserve System and is subject to supervision and examination by the Federal Reserve and the state banking authorities of Alabama, the state in which it is headquartered. The other Subsidiary Banks are not members of the Federal Reserve System, and consequently they are subject to supervision and regulation by the FDIC, as well as the applicable state banking authorities. The federal banking regulator of the Subsidiary Banks, as well as the appropriate state banking authority for the Subsidiary Banks, regularly examines the operations of the Subsidiary Banks and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

     The Subsidiary Banks are subject to the provisions of the CRA. Under the terms of the CRA, the Subsidiary Banks have a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record in assessing and meeting the credit needs of the community served by that institution, including low-and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to:
(i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. The Subsidiary Banks received a "satisfactory" CRA rating in their most recent examination.

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

     As to the payment of dividends, the Subsidiary Banks are subject to the laws and regulations of the state in which they are headquartered and to the regulations of the Federal Reserve or FDIC, as the case may be.

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

     At December 31, 2001, under dividend restrictions imposed under federal and state laws, the Subsidiary Banks, without obtaining governmental approvals, could declare aggregate dividends to the Registrant of approximately $265 million.

     The payment of dividends by the Registrant and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     Capital Adequacy. The Registrant and the Subsidiary Banks are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Registrant and Regions Bank and the FDIC in the case of the other Subsidiary Banks. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

     The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital ratio is 4.0%. At December 31, 2001, the Registrant's consolidated Tier 1 Capital and Total Capital ratios were 9.66% and 13.23%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The Registrant's Leverage Ratio at December 31, 2001, was 7.41%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Registrant's Subsidiary Banks are subject to risk-based and leverage capital requirements adopted by the applicable federal regulator. The capital adequacy requirements adopted by the FDIC are substantially similar to those adopted by the Federal Reserve. The Registrant's Subsidiary Banks were in compliance with applicable minimum capital requirements as of December 31, 2001. Neither the Registrant nor its Subsidiary Banks have been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to them.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

     Support of Subsidiary Banks. Under Federal Reserve policy, the Registrant is expected to act as a source of financial strength to, and to commit resources to support, the Subsidiary Banks. This support may be required at times when, absent such Federal Reserve policy, the Registrant may not be inclined to provide it. In addition, any capital loans by a bank holding company to the Subsidiary Banks are subordinate in right of payment to deposits and to certain other indebtedness of such Subsidiary Banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a Subsidiary Banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

     At December 31, 2001, the Registrant's Subsidiary Banks had the requisite capital levels to qualify as well capitalized.

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

     Regions' Subsidiary Banks are assessed at the well-capitalized level where the premium rate is currently zero. Like all insured banks, Regions' Subsidiary Banks also must pay a quarterly assessment of approximately $.02 per $100 of assessable deposits to pay off bonds that were issued in the late 1980's by a government corporation, the financing corporation, to raise funds to cover costs of the resolution of the savings and loan crisis.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Safety and Soundness Standards. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. In 1995, the federal bank regulatory agencies adopted guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

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

     Registrant's broker/dealer subsidiary, Morgan Keegan & Company, Inc., is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, and certain state securities commissions.

          (i) The following chart shows for the last three years the percentage of total revenues contributed by each of the major categories of income.

                                                              2001    2000    1999
                                                              -----   -----   -----
Interest and fees on loans..................................   60.9%   67.5%   64.9%
Interest on securities......................................   12.1    15.7    16.6
Interest on mortgage loans held for sale....................    1.0     0.9     2.4
Interest on margin receivables..............................    0.5     0.0     0.0
Interest on federal funds sold..............................    0.4     0.1     0.1
Other interest income.......................................    0.8     0.1     0.1
Brokerage and investment income.............................    8.9     1.1     1.1
Trust department income.....................................    1.4     1.5     1.6
Service charges on deposit accounts.........................    6.6     6.0     5.8
Mortgage servicing and origination fees.....................    2.4     2.2     3.0
Other non-interest income...................................    5.0     4.9     4.4
                                                              -----   -----   -----
          Total Revenues....................................  100.0%  100.0%  100.0%
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

          (vi) The primary sources of funds for the Subsidiary Banks are deposits and borrowed funds. The Registrant's primary sources of operating funds are service fees, dividends, and interest, which it receives from bank and bank-related subsidiaries.

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

          (x) All aspects of the Registrant's business are highly competitive. The Registrant's subsidiaries compete with other financial institutions located in Alabama, Arkansas, northwest and central Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, Texas and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, other mortgage companies and financial service operations of major commercial and retail corporations.

          As of December 31, 2001, the Registrant was the second largest bank holding company headquartered in Alabama based on assets. For information with respect to the Registrant's markets and the size of the Subsidiary Banks operating in such markets, see the information provided under subsection (a) of this Item 1.

          Customers for banking services and other financial services offered by Regions' subsidiaries are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. Although the ranking of Registrant's position varies in different markets, Registrant believes that its affiliates effectively compete with other financial service companies in their relevant market areas.

          Under present banking laws, the Registrant and any other bank holding company located in Alabama are now able to acquire a bank located in any other state, and a bank holding company located outside Alabama could acquire any Alabama-based bank, in either case subject to certain deposit percentage and other restrictions. Federal banking laws also generally permit national and state-chartered banks to branch interstate through acquisitions of banks in other states. To the extent that large bank holding companies make acquisitions in the markets in which Regions operates, competition in the Registrant's markets could further intensify.

          (xi) There were no material expenditures during the last three fiscal years on research and development activities by the Registrant.

          (xii) Regulations of any governmental authority concerning the discharge of materials into the environment are expected to have no material effect on the Registrant or any of its subsidiaries.

          (xiii) As of December 31, 2001, Registrant, its affiliate bank and other subsidiaries had a total of 15,921 full-time-equivalent employees.

     (d) Registrant neither engages in foreign operations nor derives a significant portion of its business from customers in foreign countries.

ITEM 2.  PROPERTIES

     The corporate headquarters of the Registrant occupy several floors of the main Birmingham banking facility of Regions Bank, located at 417 North 20th Street, Birmingham, Alabama 35203.

     The Registrant and its subsidiaries, including the Subsidiary Banks, operate through 909 office facilities, of which 664 are owned by the Registrant or one of its subsidiaries and 245 are subject to building or ground leases. Of the 677 branch office facilities operated by the Subsidiary Banks at December 31, 2001, 476 are wholly owned by the Subsidiary Banks and 201 are subject to building or ground leases.

     For offices in premises leased by the Registrant and its subsidiaries, annual rentals totaled approximately $31,201,000 as of December 31, 2001. During 2001, the Registrant and its subsidiaries received approximately $9,936,000 in rentals for space leased to others. At December 31, 2001, there were no encumbrances on the offices, equipment and other operational facilities owned by the Registrant and its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Note L "Commitments and Contingencies", to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

     The Registrant continues to be concerned about the general trend in litigation in state and other courts involving large damage awards against financial service company defendants. Registrant directly or through its subsidiaries is party to approximately 189 cases in the ordinary course of business, some of which seek class action treatment or punitive damages.

     Notwithstanding these concerns, Registrant believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Registrant's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Common Stock Market Prices and Dividend information for the year ended December 31, 2001, is included under Item 8 of this Annual Report filed on Form 10-K in Note X to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                          HISTORICAL FINANCIAL SUMMARY

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                                                                                        COMPOUND
                                                                                                             ANNUAL      GROWTH
                                                                                                             CHANGE       RATE
                                 2001         2000         1999         1998         1997         1996      2000-2001   1996-2001
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT RATIOS, YIELDS, AND PER SHARE AMOUNTS)
SUMMARY OF OPERATING RESULTS
Interest income:
 Interest and fees on
   loans....................  $2,458,503   $2,588,143   $2,201,786   $2,072,204   $1,837,392   $1,554,478     -5.01%       9.60%
 Income on federal funds
   sold.....................      17,890        5,537        4,256       17,610       16,882       11,060    223.10       10.10
 Taxable interest on
   securities...............     445,919      561,974      524,935      417,121      355,591      331,895    -20.65        6.08
 Tax-free interest on
   securities...............      40,434       41,726       39,484       39,981       42,836       34,536     -3.10        3.20
 Other interest income......      92,891       36,863       84,225       50,870       23,883       22,314    151.99       33.01
                              ----------   ----------   ----------   ----------   ----------   ----------    ------       -----
       Total interest
       income...............   3,055,637    3,234,243    2,854,686    2,597,786    2,276,584    1,954,283     -5.52        9.35
Interest expense:
 Interest on deposits.......   1,135,695    1,372,260    1,056,799    1,065,054      954,782      826,844    -17.24        6.55
 Interest on short-term
   borrowings...............     188,108      276,243      329,518      174,906      108,617       75,827    -31.90       19.93
 Interest on long-term
   borrowings...............     306,341      196,943       42,514       33,008       33,977       39,788     55.55       50.41
                              ----------   ----------   ----------   ----------   ----------   ----------    ------       -----
       Total interest
       expense..............   1,630,144    1,845,446    1,428,831    1,272,968    1,097,376      942,459    -11.67       11.58
                              ----------   ----------   ----------   ----------   ----------   ----------    ------       -----
       Net interest
       income...............   1,425,493    1,388,797    1,425,855    1,324,818    1,179,208    1,011,824      2.64        7.10
Provision for loan losses...     165,402      127,099      113,658       60,505       89,663       46,026     30.14       29.15
                              ----------   ----------   ----------   ----------   ----------   ----------    ------       -----
       Net interest income
       after provision for
       loan losses..........   1,260,091    1,261,698    1,312,197    1,264,313    1,089,545      965,798     -0.13        5.46
Non-interest income:
 Brokerage and investment
   banking income...........     358,974       41,303       36,983       27,987       24,727       12,284    769.12       96.40
 Trust department income....      56,681       57,675       53,434       55,218       44,227       41,660     -1.72        6.35
 Service charges on deposit
   accounts.................     267,263      231,670      194,984      171,344      151,618      124,960     15.36       16.42
 Mortgage servicing and
   origination fees.........      97,082       82,732      103,118      111,555       93,327       92,757     17.35        0.92
 Securities gains
   (losses).................      32,106      (39,928)         160        7,002          498        3,311    180.41       57.52
 Other......................     169,779      227,758      148,462      101,591       92,585       70,131    -25.46       19.34
                              ----------   ----------   ----------   ----------   ----------   ----------    ------       -----
       Total non-interest
       income...............     981,885      601,210      537,141      474,697      406,982      345,103     63.32       23.26
Non-interest expense:
 Salaries and employee
   benefits.................     879,688      588,857      551,569      528,409      480,842      413,768     49.39       16.28
 Net occupancy expense......      86,901       70,675       61,635       62,887       61,933       55,163     22.96        9.52
 Furniture and equipment
   expense..................      87,727       74,213       72,013       68,595       56,304       49,971     18.21       11.91
 Merger and consolidation
   expense and SAIF
   assessment...............           0            0            0      121,438            0       33,777        NM          NM
 Other......................     469,709      387,437      379,095      322,379      302,697      284,355     21.23       10.56
                              ----------   ----------   ----------   ----------   ----------   ----------    ------       -----
       Total non-interest
       expense..............   1,524,025    1,121,182    1,064,312    1,103,708      901,776      837,034     35.93       12.73
                              ----------   ----------   ----------   ----------   ----------   ----------    ------       -----
       Income before income
       taxes................     717,951      741,726      785,026      635,302      594,751      473,867     -3.21        8.66
Applicable income taxes.....     209,017      214,203      259,640      213,590      197,222      156,008     -2.42        6.02
                              ----------   ----------   ----------   ----------   ----------   ----------    ------       -----
       Net income...........  $  508,934   $  527,523   $  525,386   $  421,712   $  397,529   $  317,859     -3.52%       9.87%
                              ==========   ==========   ==========   ==========   ==========   ==========    ======       =====
Average number of shares
 outstanding................     224,733      220,762      221,617      220,114      209,781      194,241      1.80%       2.96%
Average number of shares
 outstanding -- diluted.....     227,063      221,989      223,967      223,781      213,750      197,751      2.29        2.80
Per share:
       Net income...........  $     2.26   $     2.39   $     2.37   $     1.92   $     1.89   $     1.64     -5.44%       6.62%
       Net income,
       diluted..............        2.24         2.38         2.35         1.88         1.86         1.61     -5.88        6.83
       Cash dividends
       declared.............        1.12         1.08         1.00         0.92         0.80         0.70      3.70        9.86

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                           2001         2000         1999         1998         1997         1996
                                                           -----        -----        -----        -----        -----        -----
YIELDS AND COSTS (TAXABLE EQUIVALENT BASIS)
Earning assets:
  Taxable securities.....................................   6.17%        6.51%        6.35%        6.42%        6.50%       6.37%
  Tax-free securities....................................   7.95         7.64         7.91         8.26         8.42        8.07
  Federal funds sold.....................................   3.21         6.27         4.49         5.45         5.99        5.19
  Loans (net of unearned income).........................   8.13         8.63         8.33         8.88         8.98        8.99
  Other earning assets...................................   5.58         8.95         7.06         6.59         7.32        8.10
          Total earning assets...........................   7.61         8.15         7.83         8.27         8.42        8.35
Interest-bearing liabilities
  Interest-bearing deposits..............................   4.30         5.03         4.32         4.61         4.63        4.58
  Short-term borrowings..................................   4.55         6.26         5.07         5.16         5.67        5.46
  Long-term borrowings...................................   6.39         6.42         6.33         7.32         6.69        6.66
          Total interest-bearing liabilities.............   4.61         5.31         4.52         4.73         4.76        4.70
          Net yield on interest earning assets...........   3.66         3.55         3.94         4.25         4.41        4.36
RATIOS
Net income to:
  Average stockholders' equity...........................  13.49%(a)    16.31%(b)    17.13%       14.62%(c)    15.38%      14.71%(d)
  Average total assets...................................   1.14(a)      1.23(b)      1.33         1.24(c)      1.35        1.25(d)
Efficiency...............................................  61.86(a)     54.35(b)     53.60        60.82(c)     57.78       61.84(d)
Dividend payout..........................................  49.56        45.19        42.19        47.92        42.33       42.68
Average loans to average deposits........................  99.71        94.63        91.35        86.93        84.94       82.42
Average stockholders' equity to average total assets.....   8.45         7.54         7.74         8.47         8.75        8.50
Average interest-bearing deposits to average total
  deposits...............................................  85.07        85.67        84.40        85.83        85.25       85.87

---------------

(a) Ratios for 2001 excluding $17.8 million in after-tax merger and other non-recurring charges are as follows: Return on average stockholders' equity 13.96%, Return on average total assets 1.18%, and Efficiency 60.91%.
(b) Ratios for 2000 excluding $44.0 million in after-tax gain from sale of credit card portfolio and $26.2 million in after-tax loss from sale of securities are as follows: Return on average stockholders' equity 15.76%, Return on average total assets 1.19%, and Efficiency 56.19%.
(c) Ratios for 1998 excluding $80.7 million in after-tax charges for merger and consolidation charges are as follows: Return on average stockholders' equity 17.42%, Return on average total assets 1.48%, and Efficiency 54.13%.
(d) Ratios for 1996 excluding $20.2 million in after-tax charges for SAIF assessment and merger expenses are as follows: Return on average stockholders' equity 15.64%, Return on average total assets 1.33%, and Efficiency 60.93%.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES


                                                                                                                          ANNUAL
                                                                                                                          CHANGE
                                        2001          2000          1999          1998          1997          1996       2000-2001
                                     -----------   -----------   -----------   -----------   -----------   -----------   ---------
                                                           (AVERAGE DAILY BALANCES IN THOUSANDS)
ASSETS
Earning assets:
  Taxable securities...............  $ 7,357,832   $ 8,651,052   $ 8,244,603   $ 6,473,392   $ 5,443,877   $ 5,151,154    -14.95%
  Tax-exempt securities............      787,219       801,330       745,064       728,511       769,516       665,685     -1.76
  Federal funds sold...............      556,843        88,361        94,875       323,293       282,006       213,280    530.19
  Loans, net of unearned income....   30,946,736    30,130,808    26,478,349    23,379,317    20,535,989    17,329,462      2.71
  Other earning assets.............    1,685,237       413,548     1,195,729       773,077       327,265       276,257    307.51
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total earning assets.......   41,333,867    40,085,099    36,758,620    31,677,590    27,358,653    23,635,838      3.12
  Allowance for loan losses........     (384,645)     (360,353)     (328,188)     (313,521)     (284,606)     (244,012)     6.74
  Cash and due from banks..........      932,787     1,094,874     1,237,318       981,930     1,003,864       811,790    -14.80
  Other non-earning assets.........    2,773,123     2,069,717     1,940,182     1,711,042     1,460,675     1,222,811     33.99
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total assets...............  $44,655,132   $42,889,337   $39,607,932   $34,057,041   $29,538,586   $25,426,427      4.12%
                                     ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............  $ 4,634,198   $ 4,561,900   $ 4,520,405   $ 3,812,177   $ 3,565,848   $ 2,970,682      1.58%
  Interest-bearing.................   26,401,047    27,279,092    24,465,254    23,081,727    20,611,654    18,056,076     -3.22
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total deposits.............   31,035,245    31,840,992    28,985,659    26,893,904    24,177,502    21,026,758     -2.53
Borrowed funds:
  Short-term.......................    4,132,264     4,408,689     6,502,860     3,386,392     1,917,127     1,389,922     -6.27
  Long-term........................    4,793,657     3,069,465       671,665       450,808       507,775       597,034     56.17
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total borrowed funds.......    8,925,921     7,478,154     7,174,525     3,837,200     2,424,902     1,986,956     19.36
  Other liabilities................      921,937       335,931       380,798       441,188       352,124       251,244    174.44
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities..........   40,883,103    39,655,077    36,540,982    31,172,292    26,954,528    23,264,958      3.10
  Stockholders' equity.............    3,772,029     3,234,260     3,066,950     2,884,749     2,584,058     2,161,469     16.63
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities and
          stockholders' equity.....  $44,655,132   $42,889,337   $39,607,932   $34,057,041   $29,538,586   $25,426,427      4.12%
                                     ===========   ===========   ===========   ===========   ===========   ===========

                                     COMPOUND
                                      GROWTH
                                       RATE
                                     1996-2001
                                     ---------

ASSETS
Earning assets:
  Taxable securities...............     7.39%
  Tax-exempt securities............     3.41
  Federal funds sold...............    21.16
  Loans, net of unearned income....    12.30
  Other earning assets.............    43.57
        Total earning assets.......    11.83
  Allowance for loan losses........     9.53
  Cash and due from banks..........     2.82
  Other non-earning assets.........    17.79
        Total assets...............    11.92%
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............     9.30%
  Interest-bearing.................     7.89
        Total deposits.............     8.10
Borrowed funds:
  Short-term.......................    24.35
  Long-term........................    51.68
        Total borrowed funds.......    35.05
  Other liabilities................    29.69
        Total liabilities..........    11.94
  Stockholders' equity.............    11.78
        Total liabilities and
          stockholders' equity.....    11.92%

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES


                                                                                                                          ANNUAL
                                                                                                                          CHANGE
                                        2001          2000          1999          1998          1997          1996       2000-2001
                                     -----------   -----------   -----------   -----------   -----------   -----------   ---------
YEAR-END BALANCES
  Assets...........................  $45,382,712   $43,688,293   $42,714,395   $36,831,940   $31,414,058   $26,993,344      3.88%
  Securities.......................    7,847,159     8,994,171    10,913,044     7,969,137     6,315,923     5,742,375    -12.75
  Loans, net of unearned income....   30,885,348    31,376,463    28,144,675    24,365,587    21,881,123    18,395,552     -1.57
  Non-interest-bearing deposits....    5,085,337     4,512,883     4,419,693     4,577,125     3,744,198     3,143,968     12.68
  Interest-bearing deposits........   26,462,986    27,509,608    25,569,401    23,772,941    21,266,823    18,875,444     -3.80
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total deposits.............   31,548,323    32,022,491    29,989,094    28,350,066    25,011,021    22,019,412     -1.48
  Long-term debt...................    4,747,674     4,478,027     1,750,861       571,040       445,529       570,545      6.02
  Stockholders' equity.............    4,035,765     3,457,944     3,065,112     3,000,401     2,679,821     2,274,563     16.71
  Stockholders' equity per share...  $     17.54   $     15.73   $     13.89   $     13.61   $     12.75   $     11.82     11.51%
  Market price per share of common
    stock at year end..............  $     29.94   $     27.31   $     25.13   $     40.31   $     42.19   $     25.85      9.63%

                                     COMPOUND
                                      GROWTH
                                       RATE
                                     1996-2001
                                     ---------
YEAR-END BALANCES
  Assets...........................    10.95%
  Securities.......................     6.44
  Loans, net of unearned income....    10.92
  Non-interest-bearing deposits....    10.10
  Interest-bearing deposits........     6.99
        Total deposits.............     7.46
  Long-term debt...................    52.77
  Stockholders' equity.............    12.15
  Stockholders' equity per share...     8.21%
  Market price per share of common
    stock at year end..............     2.98%

---------------

Notes to Historical Financial Summary:

(1) Amounts in all periods have been restated to reflect significant business transactions accounted for as poolings of interests, including significant combinations through the year ended December 31, 2001.
(2) All per share amounts give retroactive recognition to the effect of stock dividends and stock splits.
(3) Non-accruing loans, of an immaterial amount, are included in earning assets. No adjustment has been made for these loans in the calculation of yields.
(4) Yields are computed on a taxable equivalent basis, net of interest disallowance, using marginal federal income tax rates of 35% for 2001-1996.
(5) This summary should be read in conjunction with the related consolidated financial statements and notes thereto under Item 8 on pages 50 to 84 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's (Regions or the Company) financial position and results of operations. The emphasis of this discussion will be on the years 1999, 2000 and 2001; however, financial information for prior years will also be presented when appropriate.

     In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions, most significant to Regions, are related primarily to allowance for loan losses, intangibles, and income taxes, and are summarized in the following discussion and notes to the consolidated financial statements.

     Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South. In 2001, Regions' banking affiliates contributed approximately $486 million to consolidated net income. Regions' primary banking affiliate, Regions Bank, operates as a state-chartered (Alabama) bank with operations in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas. In the fourth quarter of 2001, Regions acquired two additional state-chartered banks, one in Texas and one in North Carolina. As of December 31, 2001, these banks had not yet been merged into Regions Bank and continued to operate as separate affiliates of Regions. Selected information as of December 31, 2001, on Regions' commercial and retail banking operations, by state, is shown below:

                                                                                   FULL-SERVICE
                                                       ASSETS   LOANS   DEPOSITS     OFFICES
                                                       ------   -----   --------   ------------
Alabama..............................................    30%      30%      32%         166
Arkansas.............................................    14       14       14          111
Georgia..............................................    24       24       20          137
Louisiana............................................    10       10       12           87
Florida..............................................     7        7        8           64
Texas................................................     5        5        5           38
South Carolina.......................................     4        4        3           33
Tennessee............................................     5        5        5           38
North Carolina.......................................     1        1        1            3
                                                        ---      ---      ---          ---
          Totals.....................................   100%     100%     100%         677
                                                        ===      ===      ===          ===

     In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing and other specialty financing. Regions has no foreign operations, although it maintains an international department to assist customers with their foreign transactions. Regions provides investment banking and brokerage services from 142 offices of Morgan Keegan & Company, Inc. (Morgan Keegan), one of the largest investment firms in the South. Morgan Keegan was acquired in March 2001 and contributed approximately $37.0 million to net income in 2001. Regions mortgage banking subsidiary, Regions Mortgage, Inc., provides residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $19.1 billion in mortgage loans and in 2001 contributed approximately $20.4 million to net income. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country. Rebsamen was acquired in February 2001 and contributed approximately $3.1 million to net income in 2001. Credit life insurance services for customers are provided through other Regions' affiliates.

     The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. Morgan Keegan also operates offices in Kentucky, Mississippi, Virginia, New York and Massachusetts.

     The acquisitions of community banks and of other financial service companies have contributed significantly to Regions' growth during the last three years. The community bank acquisitions have enabled Regions to expand into new markets and strengthen its presence in existing markets. The acquisitions of other financial service companies have allowed Regions to better diversify its revenue stream and to offer additional products and services to its customers.

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

     Also in early 1999, Regions increased its presence in Tennessee through the acquisition of Meigs County Bancshares, Inc., a $114 million institution located in Decatur, a part of Regions' middle Tennessee market.

     Regions' 1999 expansion activity in Arkansas was in the northeast portion of the state. In March, Regions acquired Arkansas Banking Company located in Jonesboro. This transaction, which added $355 million in assets, significantly increased Regions' presence in the Jonesboro market.

     At the end of 1999, Regions acquired Minden Bancshares, Inc., which is located in Minden, Louisiana. This transaction added $319 million in assets to Regions' existing market in the northwest corner of the state.

     Regions' acquisition activity in 2000 strengthened its community banking franchise in Arkansas, Florida, Tennessee and Louisiana, while expanding into the rapidly growing Austin, Texas market. These five acquisitions combined, added $885 million in assets, $494 million in loans and $753 million in deposits.

     In Arkansas, Regions acquired from Amsouth Bank, five branches located in Fort Smith, Arkansas. This branch purchase added $186 million in assets.

     In Florida, Regions expanded into Ormond Beach through the acquisition of East Coast Bank Corporation with assets of $108 million.

     Regions expanded its Tennessee presence through the acquisition of LCB Corporation in Fayetteville with $173 million in assets.

     In Louisiana, Regions continued to strengthen its market presence through the acquisition of First National Bancshares of Louisiana, Inc. of Alexandria with assets of $304 million.

     Regions expanded its Texas franchise by acquiring an institution in the Austin market area. The acquisition of Heritage Bancorp, Inc., of Hutto, added $114 million in assets.

     In 2001, Regions significantly diversified its revenue stream and product offerings through the acquisition of two other financial service companies. The Morgan Keegan acquisition in March greatly expanded Regions abilities to provide securities brokerage, investment banking, asset management and mutual fund services. Morgan Keegan, headquartered in Memphis, Tennessee, added approximately $368 million to non-interest income in 2001. The February acquisition of Rebsamen Insurance enabled Regions to offer insurance services to customers. Rebsamen, headquartered in Little Rock, Arkansas, is a full-line general insurance broker that provides primarily commercial property and casualty insurance brokerage services. Rebsamen added approximately $30.7 million to other non-interest income in 2001.

     Also in 2001, Regions expanded its community banking franchise into the Charlotte, North Carolina, market with the acquisition of Park Meridian Financial Corporation. Park Meridian operates through three banking offices and added approximately $310 million in assets. Regions also expanded into the Houston, Texas market with the acquisition of First Bancshares of Texas, Inc. First Bancshares added approximately $189 million in assets and six banking offices.

     Regions' business combinations over the last three years are summarized in the following chart.

                                                                                           ACCOUNTING
   DATE                    COMPANY                 HEADQUARTERS LOCATION   TOTAL ASSETS    TREATMENT
   ----                    -------                 ---------------------  --------------   ----------
                                                                          (IN THOUSANDS)
2001
February      Rebsamen Insurance, Inc.             Little Rock, Arkansas    $   32,082      Purchase
March         Morgan Keegan, Inc.                  Memphis, Tennessee        2,008,179      Purchase
November      Park Meridian Financial              Charlotte, North            309,844      Purchase
                Corporation                        Carolina
December      First Bancshares of Texas, Inc.      Houston, Texas              188,953      Purchase
2000
January       LCB Corporation                      Fayetteville,               173,157      Purchase
                                                   Tennessee
May           Five Branches of Amsouth Bank        Fort Smith, Arkansas        186,361      Purchase
August        Heritage Bancorp, Inc.               Hutto, Texas                114,370      Purchase
August        First National Bancshares of         Alexandria, Louisiana       303,793      Purchase
                Louisiana, Inc.
September     East Coast Bank Corporation          Ormond Beach, Florida       107,779      Purchase
1999
January       VB&T Bancshares Corporation          Valdosta, Georgia            75,733      Pooling
January       Bullsboro BancShares, Inc.           Newnan, Georgia             100,682      Pooling
January       Meigs County Bancshares, Inc.        Decatur, Tennessee          114,407      Pooling
March         Arkansas Banking Company             Jonesboro, Arkansas         354,981      Purchase
December      Minden Bancshares, Inc.              Minden, Louisiana           318,955      Purchase

     As of December 31, 2001, Regions had two pending community bank acquisitions. Independence Bank National Association, which operates three offices in the Houston, Texas area, has approximately $107 million in assets. Brookhollow Bancshares, Inc., which operates four offices in the Dallas, Texas area, has approximately $141 million in assets. These transactions are expected to close in the first half of 2002.

     See Note Q to the consolidated financial statements for additional information regarding the pending acquisitions.

FINANCIAL CONDITION

     Regions' financial condition depends primarily on the quality and nature of its assets, liabilities and capital structure, the market and economic conditions, and the quality of its personnel.

LOANS AND ALLOWANCE FOR LOAN LOSSES

     As a financial institution, Regions' primary investment is loans. At December 31, 2001, loans represented 74% of Regions' earning assets.

     Over the last four years loans increased a total of $9.0 billion, a compound growth rate of 9%. Regions experienced significant loan growth in 1999 and 2000, with loans increasing $3.8 billion and $3.2 billion, respectively. In 2001, however, loans balances declined $491 million due primarily to increased prepayments of residential mortgage loans. Loans acquired in connection with acquisitions over the last four years contributed $2.7 billion of growth. In 1999 and 2000, respectively, acquisitions added $567 million and $494 million in loans. The acquisitions in 2001 added approximately $325 million in loans.

     During 1999, Regions securitized $1.3 billion in single-family residential mortgage loans. These assets were transferred from the loan portfolio to the available for sale securities portfolio. The securitization of these loans gave Regions additional flexibility for funding purposes and results in a lower risk-weighted capital allocation for these assets. In 2000, Regions sold its credit card portfolio, which totaled $278 million. Adjusting for the effect of the securitization and sale, loans would have increased $5.1 billion or 21% in 1999 and $3.5 billion or 12% in 2000.

     All major categories of loans have shared in the growth in the loan portfolio over the last four years, with the strongest growth occurring in commercial and real estate construction loans. Over the last four years, commercial, financial and agricultural loans increased $4.7 billion or 92%. Real estate construction loans increased $2.1 billion or 132% over the same period. Real estate mortgage loans increased $1.2 billion or 12%, and consumer loans increased $1.0 billion or 20% over the last four years. The increase in real estate mortgage loans and consumer loans, respectively, is net of the $1.3 billion single-family residential mortgage loan securitization and the $278 million credit card portfolio sale previously discussed.

     Regions' real estate mortgage portfolio includes $5.0 billion of mortgage loans that were originated by Regions' mortgage subsidiary and are secured by single-family residences primarily located within Regions' geographic footprint. These loans increased approximately $1.9 billion in 1999 and $1.2 billion in 2000 but declined $1.7 billion in 2001. The decline in 2001 reflects management initiatives to reduce capital allocated to lower margin products and to manage sensitivity to changing interest rate environments. In 1999 and 2000 increases in the real estate mortgage portfolio accounted for approximately 49%, and 38% respectively, of the growth in total loans in 1999 and 2000. The increase in 1999 is net of the securitization of the $1.3 billion in single-family residential mortgages. Eighty-three percent (based on outstanding balances) of these mortgage loans consists of adjustable-rate mortgages (ARM's) that have rates approximately 275 basis points above one of several money market indices when fully priced.

     Regions' real estate portfolio also includes $1.1 billion of single-family mortgage loans obtained in various acquisitions, which are being serviced by Regions' mortgage subsidiary. Fixed-rate single-family mortgages with a weighted average interest rate of 7.82% and a weighted average remaining term of 12.9 years comprise 41% of this portfolio. Single-family ARM's, which have rates approximately 200 to 300 basis points above one of several money market indices when fully priced, comprise the remaining 59% of the overall balance of these loans.

     Lending at Regions is generally organized along three functional lines: commercial loans (including financial and agricultural), real estate loans and consumer loans. The composition of the portfolio by these major categories is presented below (with real estate loans further broken down between construction and mortgage loans):

                                                             DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2001          2000          1999          1998          1997
                                  -----------   -----------   -----------   -----------   -----------
                                                (IN THOUSANDS, NET OF UNEARNED INCOME)
Commercial......................  $ 9,727,204   $ 9,039,818   $ 8,183,633   $ 7,119,093   $ 5,073,698
Real estate -- construction.....    3,664,677     3,271,692     2,439,104     1,865,972     1,582,706
Real estate -- mortgage.........   11,309,126    13,114,655    11,728,601     9,608,147    10,072,195
Consumer........................    6,184,341     5,950,298     5,793,337     5,772,375     5,152,524
                                  -----------   -----------   -----------   -----------   -----------
          Total.................  $30,885,348   $31,376,463   $28,144,675   $24,365,587   $21,881,123
                                  ===========   ===========   ===========   ===========   ===========

     The amounts of total gross loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding at December 31, 2001, based on remaining scheduled repayments of principal, due in (1) one year or less, (2) more than one year but less than five years and (3) more than five years, are shown in the following table. The amounts due after one year are classified according to sensitivity to changes in interest rates.

                                                                  LOANS MATURING
                                             ---------------------------------------------------------
                                               WITHIN       AFTER ONE BUT       AFTER
                                              ONE YEAR    WITHIN FIVE YEARS   FIVE YEARS      TOTAL
                                             ----------   -----------------   ----------   -----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural.....  $4,179,593      $3,984,677       $1,747,757   $ 9,912,027
Real estate -- construction................   2,203,254       1,280,470          189,466     3,673,190
Real estate -- mortgage....................     559,584       1,769,588        1,136,336     3,465,508
                                             ----------      ----------       ----------   -----------
          Total............................  $6,942,431      $7,034,735       $3,073,559   $17,050,725
                                             ==========      ==========       ==========   ===========

                                                               SENSITIVITY OF LOANS TO
                                                              CHANGES IN INTEREST RATES
                                                              --------------------------
                                                              PREDETERMINED    VARIABLE
                                                                  RATE           RATE
                                                              -------------   ----------
                                                                    (IN THOUSANDS)
Due after one year but within five years....................   $3,390,586     $3,644,149
Due after five years........................................    1,270,196      1,803,363
                                                               ----------     ----------
          Total.............................................   $4,660,782     $5,447,512
                                                               ==========     ==========

     A sound credit policy and careful, consistent credit review are vital to a successful lending program. All affiliates of Regions operate under written loan policies which attempt to maintain a consistent lending philosophy, provide sound traditional credit decisions, provide an adequate risk-adjusted return and render service to the communities in which the banks are located. Regions' lending policy generally confines loans to local customers or to national firms doing business locally. Credit reviews and loan examinations help confirm that affiliates are adhering to these loan policies.

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

     Regions' provision for loan losses is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance for loan losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) detailed reviews of individual loans; (2) gross and net loan charge-offs in the current year; (3) the current level of the allowance in relation to total loans and to historical loss levels; (4) past due and non-accruing loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio (types of loans) and risk profiles; and (7) management's analysis of economic conditions and the resulting impact on Regions' loan portfolio.

     A coordinated effort is undertaken to identify credit losses in the loan portfolio for management purposes and to establish the loan loss provision and resulting allowance for accounting purposes. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or possible losses. The primary responsibility for this review rests with the management of the individual banking offices. Their work is supplemented with reviews by Regions' internal audit staff and corporate loan examiners. This process provides information which helps in assessing the quality of the portfolio, assists in the prompt identification of problems and potential problems and aids in deciding if a loan represents a probable loss which should be recognized or a risk for which an allowance should be maintained.

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

     Over the last five years, the year-end allowance for loan losses as a percentage of loans ranged from a low of 1.20% in 2000 to a high of 1.39% in 1997. At December 31, 2001, the allowance for loan losses as a percentage of loans was 1.36%. Management considers the current level of the allowance for loan losses adequate to absorb possible losses from loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the reserve or the availability of new information, could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

     The ratio of non-performing assets (including loans past due 90 days or more and other real estate) to loans and other real estate increased from 0.91% at December 31, 1997 to 1.15% at December 31, 1998. The favorable effect on non-performing asset levels from generally improving economic conditions during this period in Regions' markets, were offset by the effect of non-performing assets added by certain acquisitions, resulting in the unfavorable trend in this ratio. The ratio of non-performing assets (including loans past due 90 days or more and other real estate) to loans and other real estate declined to 0.93% at December 31, 1999, and to 0.87% at December 31, 2000 due primarily to decreases in commercial and consumer loan delinquencies. This ratio increased to 1.29% at the end of 2001, as commercial and real estate non-performing loans increased due to weaker economic conditions.

     The allowance for loan losses as a percentage of non-performing loans (including loans past due 90 days or more) was 117% at December 31, 2001, compared to 153% at December 31, 2000, and to 135% at December 31, 1999.

     The analysis of loan loss experience (see chart following) shows that net loan losses, over the last five years, ranged from a high of $126.8 million in 2001 to a low of $56.1 million in 1997. Net loan losses were $94.1 million in 2000, $99.2 million in 1999, and $66.4 million in 1998. Over the last five years, net loan losses averaged 0.34% of average loans and were 0.41% of average loans in 2001. Regions' higher level of net loan losses in 2001 resulted primarily from higher charge-off of commercial credits, partially offset by lower levels of losses in the real estate and consumer categories. Weaker economic conditions, particularly post September 11, contributed to higher commercial loan losses.

     In order to assess the risk characteristics of the loan portfolio, it is appropriate to consider the three major categories of loans -- commercial, real estate and consumer.

     Regions' commercial loan portfolio is highly diversified within the markets served by the Company. Geographically, the largest concentration is the 25% of the portfolio in the state of Alabama. Loans in Georgia and Arkansas account for 23% and 20% respectively, of the commercial loan portfolio, followed by Louisiana with 10%, Tennessee with 7%, Florida and Texas with 5% each, South Carolina with 4% and North Carolina with 1%. A small portion of these loans is secured by properties outside Regions' banking market areas.

     The Alabama economy has experienced relatively stable growth over the last several years. Industries important in the Alabama economy include vehicle and vehicle parts manufacturing and assembly, lumber and wood products, health care services, and steel production. High technology and defense related industries are important in the northern part of the state. Agriculture, particularly poultry, beef cattle and cotton, are also important to the state's economy.

     The economy of northern Georgia, where the majority of Regions' Georgia franchise is located, is diversified with a strong presence in poultry production, carpet manufacturing, automotive manufacturing related industries, tourism, and various service sector industries. Atlanta recently ranked second nationally in the growth of jobs in the software industry. A well developed transportation system has contributed to the growth in north Georgia. This area has experienced rapid population growth and has very favorable household income characteristics, relative to many of Regions' other markets. In recent years, Georgia's population has grown at twice the national rate.

     In the southern region of Georgia, while agriculture is important, other industries play an important role in the economy. Georgia ranks as the nation's top producer of paper and paper board products. Albany and Valdosta, Regions' primary market areas, are hubs for retail trade and health care for the entire South Georgia market. These markets are also home to numerous Fortune 500 Company manufacturing and production facilities.

     The Arkansas economy is supported in part by the forest products industry due to the abundance of corporate owned forests and public lands. In recent years, retail trade, transportation and steel production have become increasingly important to the state's economy.

     Natural resources are very important to the Louisiana economy. Energy and petrochemical industries play a significant role in the economy. Shipping, shipbuilding, and other transportation equipment industries are strong in the state's durable goods industries. Tourism, amusement and recreation, service, and health care industries are also important to the Louisiana economy. Cotton, rice and sugarcane are among Louisiana's most important agricultural commodities while Louisiana's fishing industry is the second largest in the nation.

     The North Carolina economy is diversified with manufacturing, agriculture, financial services and textiles as its primary industries. North Carolina has experienced population growth well in excess of the national average in recent years. The economy is further supported by three state universities, which provide stable employment and serve as research centers in the area.

     The economy along the I-85 corridor in South Carolina is home to numerous multinational manufacturers, resulting in one of the highest per capita foreign investment areas in the nation. South Carolina has experienced population growth in excess of the national average and auto manufacturing has become increasingly important in recent years.

     Tennessee's economy is heavily influenced by automobile manufacturing, tourism, entertainment and recreation, health care and other service industries. With one out of four Tennesseeans employed in service industries, the state's economy is very dependent on this sector.

     The economy in the state of Texas has been among the strongest in the nation in recent years as evidenced by its top rank among the states for the creation of new jobs. In addition to oil and gas and agriculture, the Texas economy is supported by telecommunications, computer and technology research and the health care industry.

     The northwestern part of Florida and the central Florida area have also experienced excellent economic growth during the last several years. Tourism and space research are very important to the Florida economy, and military payrolls are significant in the panhandle area. Florida has experienced strong in-migration, contributing to strong construction activity and a growing retirement-age population. Population growth rates in Florida have been 50% higher than the national average. Citrus fruit production is also important in the state.

     The economy, in the markets served by Regions, continues to be among the best in the nation, however, general economic conditions deteriorated throughout the nation in 2001. Slower economic growth combined with the unprecedented events of September 11, resulted in a weaker economy than in recent years. This weakening resulted in higher loan losses in 2001.

     From 1997 to 2001, net losses on commercial loans ranged from a low of 0.03% in 1997 to a high of 0.88% in 2001. The higher level of commercial loan losses in 2001 resulted primarily from losses in agricultural ($17.3 million) and the steel industry ($14.6 million). Future losses are a function of many variables, of which general economic conditions are the most important. Assuming moderate economic growth during 2002 in Regions' market areas, net commercial loan losses in 2002 are expected to be slightly below the 2001 level.

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

     Real estate construction loans increased $393 million in 2001 to $3.7 billion. At December 31, 2001, these loans represented 11.9% of Regions' total loan portfolio, compared to 7.2% at the end of 1997. Strong economic growth and new development in Regions' market areas have enabled Regions to steadily increase construction loans. Most of the construction loans relate to shopping centers, apartment complexes, commercial buildings and residential property development. These loans are normally secured by land and buildings and are generally backed by commitments for long-term financing from other financial institutions.

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

     The loans to businesses for long-term financing of land and buildings are primarily to commercial customers within Regions' markets. Total loans secured by non-farm, non-residential properties totaled $5.7 billion at December 31, 2001. Although some risk is inherent in this type of lending, the Company attempts to minimize this risk by generally making the majority of these type loans only on owner-occupied properties, and by requiring collateral values which exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guaranties of principals of the borrowers.

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

     From 1997 to 2000, net losses on real estate loans ranged from a high of 0.11% of real estate loans in 1998 and 1999, to a low of 0.03% of real estate loans in 1997. In 2001 real estate loan losses were 0.04% of average real estate loans, primarily as a result of lower commercial real estate loan charge-offs. These losses depend, to a large degree, on the level of interest rates, economic conditions and collateral values, and thus, are very difficult to predict. Management expects 2002 net real estate loan losses to be slightly above the 2001 level.

     Regions' consumer loan portfolio consists of $5.2 billion in consumer loans and $1.0 billion in personal lines of credit (including home equity loans). Consumer loans are primarily borrowings of individuals for home improvements, automobiles and other personal and household purposes. Regions' consumer loan portfolio includes $943 million in indirect installment loans at December 31, 2001 and $1.2 billion at December 31, 2000. During the past five years, the ratio of net consumer loan losses to consumer loans ranged from a low of 0.62% in 2001 to a high of 1.09% in 1999. The lower level of net consumer loan losses in 2001 was primarily due to improvements in the collection and recovery process, standardizing and improvement of underwriting procedures, and reduced credit card charge-offs because the credit card portfolio was sold in 2000. Consumer loan losses are difficult to predict, but historically have tended to increase during periods of economic weakness. Management expects net consumer loan losses in 2002 to be near the 2001 level assuming moderate economic growth in 2002.

     The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
           NON-PERFORMING ASSETS                2001       2000       1999       1998       1997
           ---------------------              --------   --------   --------   --------   --------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Non-performing loans:
  Loans accounted for on a non-accrual
     basis..................................  $269,764   $197,974   $169,904   $124,718   $138,149
  Loans contractually past due 90 days or
     more as to principal or interest
     payments (exclusive of non-accrual
     loans).................................    46,845     35,903     71,952    134,411     29,020
  Loans whose terms have been renegotiated
     to provide a reduction or deferral of
     interest or principal because of a
     deterioration in the financial position
     of the borrower (exclusive of
     non-accrual loans and loans past due 90
     days or more)..........................    42,807     12,372      8,390      4,550     12,616
Real estate acquired in settlement of loans
  ("other real estate").....................    40,872     28,443     12,662     17,273     20,511
                                              --------   --------   --------   --------   --------
          Total.............................  $400,288   $274,692   $262,908   $280,952   $200,296
                                              ========   ========   ========   ========   ========
Non-performing assets as a percentage of
  loans and other real estate...............      1.29%       .87%       .93%      1.15%      0.91%

     The following analysis presents a five year history of the allowance for loan losses and loan loss data:

                                     2001          2000          1999          1998          1997
                                  -----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Allowance for loan losses:
Balance at beginning of year....  $   376,508   $   338,375   $   315,412   $   304,223   $   253,248
Loans charged off:
  Commercial....................       95,584        51,617        35,589        24,214        15,534
  Real estate...................       11,705        13,673        15,781        13,366         7,174
  Installment...................       61,760        66,456        77,867        56,159        65,571
                                  -----------   -----------   -----------   -----------   -----------
          Total.................      169,049       131,746       129,237        93,739        88,279
Recoveries:
  Commercial....................       11,138        15,639        12,934        10,473        14,265
  Real estate...................        5,027         2,750         1,109         1,655         3,879
  Installment...................       26,043        19,249        16,006        15,201        14,027
                                  -----------   -----------   -----------   -----------   -----------
          Total.................       42,208        37,638        30,049        27,329        32,171
Net loans charged off:
  Commercial....................       84,446        35,978        22,655        13,741         1,269
  Real estate...................        6,678        10,923        14,672        11,711         3,295
  Installment...................       35,717        47,207        61,861        40,958        51,544
                                  -----------   -----------   -----------   -----------   -----------
          Total.................      126,841        94,108        99,188        66,410        56,108
Allowance of acquired banks.....        4,098         5,142         8,493        17,094        17,420
Provision charged to expense....      165,402       127,099       113,658        60,505        89,663
                                  -----------   -----------   -----------   -----------   -----------
Balance at end of year..........  $   419,167   $   376,508   $   338,375   $   315,412   $   304,223
                                  ===========   ===========   ===========   ===========   ===========

                                     2001          2000          1999          1998          1997
                                  -----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Average loans outstanding:
  Commercial....................  $ 9,567,538   $ 8,811,864   $ 7,661,595   $ 7,060,917   $ 4,536,710
  Real estate...................   15,598,488    15,595,695    13,144,153    10,479,084    10,768,271
  Installment...................    5,780,710     5,723,249     5,672,601     5,839,316     5,231,008
                                  -----------   -----------   -----------   -----------   -----------
          Total.................  $30,946,736   $30,130,808   $26,478,349   $23,379,317   $20,535,989
                                  ===========   ===========   ===========   ===========   ===========
Net charge-offs as percent of
  average loans outstanding:
  Commercial....................          .88%          .41%          .30%          .19%          .03%
  Real estate...................          .04           .07           .11           .11           .03
  Installment...................          .62           .82          1.09           .70           .99
          Total.................          .41%          .31%          .37%          .28%          .27%
Net charge-offs as percent of:
  Provision for loan losses.....         76.7%         74.0%         87.3%        109.8%         62.6%
  Allowance for loan losses.....         30.3          25.0          29.3          21.1          18.4
Allowance as percentage of
  loans, net of unearned
  income........................         1.36%         1.20%         1.20%         1.29%         1.39%
Provision for loan losses (net
  of tax effect) as percentage
  of net income.................         20.3%         15.1%         13.5%          9.0%         14.1%

     At December 31, 2001, non-accrual loans totaled $269.8 million or 0.87% of loans, compared to $198.0 million or 0.63% of loans at December 31, 2000. The increase in non-accrual loans at December 31, 2001, was primarily due to increased levels of commercial and real estate loans being placed on non-accrual status. Commercial loans comprised $126.1 million of the 2001 total, with real estate loans accounting for $140.1 million and consumer loans $3.5 million. Regions' non-performing loan portfolio is composed primarily of a number of small to medium sized loans that are diversified geographically throughout its franchise. The 25 largest non-accrual loans range from $13.4 million to $1.2 million, with only one non-accrual loan in excess of $10 million. The majority of these loans are to borrowers in manufacturing related industries and real estate development. Of the $269.8 million in non-accrual loans at December 31, 2001, approximately $80.6 million (30% of total non-accrual loans) are secured by single-family residences, which historically have had very low loss ratios.

     Loans contractually past due 90 days or more were 0.15% of total loans at December 31, 2001, compared to 0.11% of total loans at December 31, 2000. Since December 31, 2000, loan delinquencies in the consumer area have increased primarily due to weaker economic conditions. Loans past due 90 days or more at December 31, 2001, consisted of $20.5 million in commercial and real estate loans and $26.3 million in consumer loans.

     Renegotiated loans were 0.14% and 0.04% of loans at December 31, 2001 and 2000, respectively. Renegotiated loans increased during the last year primarily due to a single credit to a manufacturing company being added to renegotiated status in 2001.

     Other real estate declined from 1997 to 1999, but increased to $28.4 million at December 31, 2000 and $40.9 million at December 31, 2001. Other real estate, added through the normal course of business, with no geographic concentration, and by acquisitions in 2001, was partially offset by sales of other real estate. Other real estate is recorded at the lower of (1) the recorded investment in the loan or (2) the estimated net realizable value of the collateral. Although Regions does not anticipate material loss upon disposition of other real estate, sustained periods of adverse economic conditions, substantial declines in real estate values in Regions' markets, actions by bank regulatory agencies, or other factors, could result in additional loss from other real estate.

     The amount of interest income recognized in 2001 on the $269.8 million of non-accruing loans outstanding at year end was approximately $10.0 million. If these loans had been current in accordance with their original terms, approximately $25.7 million would have been recognized on these loans in 2001. Approximately $1.8 million in interest income would have been recognized in 2001 under the original terms of the $42.8 million in renegotiated loans outstanding at December 31, 2001. Approximately $1.7 million in interest income was actually recognized in 2001 on these loans.

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

     The commercial, real estate and consumer loan portfolios are highly diversified in terms of industry concentrations. The following table shows the largest concentrations in terms of the customer's Standard Industrial Classification Code at December 31, 2001 and 2000:

                                                       2001                          2000
                                            ---------------------------   ---------------------------
                                                                   %                             %
                                                        % OF     NON-                 % OF     NON-
STANDARD INDUSTRIAL CLASSIFICATION           AMOUNT     TOTAL   ACCRUAL    AMOUNT     TOTAL   ACCRUAL
----------------------------------          ---------   -----   -------   ---------   -----   -------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
Individuals...............................  $15,293.9    49.1%    0.7%    $17,560.1    55.8%    0.5%
Services:
  Physicians..............................      265.5     0.9     0.3         288.3     0.9     0.3
  Business services.......................      138.2     0.4     0.3         209.8     0.7     0.0
  Religious organizations.................      388.9     1.2     0.4         343.6     1.1     0.6
  Legal services..........................      108.0     0.3     0.9          98.9     0.3     0.7
  All other services......................    3,243.1    10.4     1.4       2,728.3     8.7     0.9
                                            ---------   -----             ---------   -----
          Total services..................    4,143.7    13.2     1.2       3,668.9    11.7     0.8
Manufacturing:
  Electrical equipment....................       56.6     0.2     0.0          93.6     0.3     0.1
  Food and kindred products...............       77.2     0.2     0.1          38.5     0.1     1.3
  Rubber and plastic products.............       40.5     0.1     2.6          31.6     0.1     3.5
  Lumber and wood products................      192.6     0.6     0.3         188.4     0.6     0.4
  Fabricated metal products...............      157.0     0.5     1.9         169.6     0.5     0.5
  All other manufacturing.................      737.6     2.4     2.6         669.4     2.1     1.8
                                            ---------   -----             ---------   -----
          Total manufacturing.............    1,261.5     4.0     1.9       1,191.1     3.7     1.3
Wholesale trade...........................      765.0     2.5     0.5         689.9     2.2     0.6
Finance, insurance and real estate:
  Real estate.............................    4,048.9    13.0     0.8       1,349.4     4.3     0.9
  Banks and credit agencies...............      161.7     0.5     0.5         149.6     0.5     0.0
  All other finance, insurance and real
     estate...............................      791.7     2.5     0.4       2,402.4     7.6     0.1
                                            ---------   -----             ---------   -----
          Total finance, insurance and
            real estate...................    5,002.3    16.0     0.7       3,901.4    12.4     0.3
Construction:
  Residential building construction.......    1,013.6     3.3     0.8         576.6     1.8     0.7
  General contractors and builders........      424.3     1.4     0.9         764.7     2.4     1.8
  All other construction..................      439.5     1.4     2.1         348.5     1.1     1.6
                                            ---------   -----             ---------   -----
          Total construction..............    1,877.4     6.1     1.1       1,689.8     5.3     1.4

                                                       2001                          2000
                                            ---------------------------   ---------------------------
                                                                   %                             %
                                                        % OF     NON-                 % OF     NON-
STANDARD INDUSTRIAL CLASSIFICATION           AMOUNT     TOTAL   ACCRUAL    AMOUNT     TOTAL   ACCRUAL
----------------------------------          ---------   -----   -------   ---------   -----   -------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
Retail trade:
  Automobile dealers......................  $   391.6     1.3%    0.5%    $   514.8     1.6%    0.1%
  All other retail trade..................      826.1     2.7     1.1         706.8     2.3     0.9
                                            ---------   -----             ---------   -----
          Total retail trade..............    1,217.7     4.0     0.9       1,221.6     3.9     0.5
Agriculture, forestry and fishing.........      610.9     2.0     1.8         527.9     1.7     1.4
Transportation, communication, electrical,
  gas and sanitary........................      538.9     1.7     0.8         448.5     1.4     0.9
Mining (including oil and gas
  extraction).............................       78.4     0.3     0.4          50.2     0.2     1.9
Public administration.....................       91.2     0.3     0.0           0.0     0.0     0.0
Other.....................................      256.1     0.8     1.2         523.3     1.7     1.5
                                            ---------   -----             ---------   -----
          Total...........................  $31,137.0   100.0%    0.9%    $31,472.7   100.0%    0.6%
                                            =========   =====             =========   =====

INTEREST-BEARING DEPOSITS IN OTHER BANKS

     Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. This category of earning assets decreased from $9.7 million at December 31, 1999, to $3.2 million at December 31, 2000. During 2000, maturities from these assets were reinvested in alternative investments. In 2001, interest-bearing deposits in other banks increased $663.9 million due to balances added in connection with acquisitions, principally Morgan Keegan, which maintains interest-bearing deposits in other banks in the normal course of its business.

SECURITIES

     The following table shows the carrying values of securities as follows:

                                                                         DECEMBER 31,
                                                             -------------------------------------
                                                                2001         2000          1999
                                                             ----------   -----------   ----------
                                                                        (IN THOUSANDS)
Securities held to maturity:
  U.S. Treasury and Federal agency securities..............  $   30,541   $2,573,461    $2,639,214
  Obligations of states and political subdivisions.........       3,131      670,252       635,034
  Mortgage-backed securities...............................          -0-     295,477       380,677
  Other securities.........................................         378           12       399,354
                                                             ----------   ----------    ----------
          Total............................................  $   34,050   $3,539,202    $4,054,279
                                                             ==========   ==========    ==========
Securities available for sale:
  U.S. Treasury and Federal agency securities..............  $  741,458   $  785,537    $  568,561
  Obligations of states and political subdivisions.........     711,547      142,073       158,260
  Mortgage-backed securities...............................   6,065,222    4,255,433     5,973,995
  Other securities.........................................       9,205        1,294         3,336
  Equity securities........................................     285,677      270,632       154,613
                                                             ----------   ----------    ----------
          Total............................................  $7,813,109   $5,454,969    $6,858,765
                                                             ==========   ==========    ==========

     In 2001, total securities decreased $1.1 billion or 13%. U.S. Treasury and Federal agency securities decreased $2.6 billion due primarily to calls and sales. A portion of the proceeds from the calls and sales of U.S. Treasury and Federal agency securities were not reinvested in this category of securities as a part of management's initiative to allocate less capital to lower margin assets and to reduce sensitivity to changing interest rates. Mortgage-backed securities increased $1.5 billion due to purchases in 2001. Obligations of states and political subdivisions decreased $97.6 million or 12% in 2001 due to calls, sales and maturities. Other securities increased in 2001 due to acquisition activity.

     Total securities decreased $1.9 billion or 18% in 2000. This decline resulted from the sale of $1.4 billion of available for sale securities in addition to maturities of securities not being reinvested in this category of earning assets. U.S. Treasury and Federal agency securities increased $151 million. Obligations of states and political subdivisions increased $19 million. Mortgage-backed securities decreased $1.8 billion in 2000 due to the sale of securities and other maturities.

     In 2001, upon the adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), Regions elected to reclassify a significant portion of securities from the held to maturity category to the available for sale category to provide additional flexibility in managing the securities portfolio.

     Regions' investment portfolio policy stresses quality and liquidity. At December 31, 2001, the average contractual maturity of U.S. Treasury and Federal agency securities was 3.1 years and that of obligations of states and political subdivisions was 7.4 years. The average contractual and expected maturity of mortgage-backed securities was 20.9 years and 3.1 years, respectively. Other securities had an average contractual maturity of 6.1 years. Overall, the average maturity of the portfolio was 17.8 years using contractual maturities and 3.5 years using expected maturities. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     The estimated fair market value of Regions' securities held to maturity portfolio at December 31, 2001, was approximately the amount carried on Regions' books. Regions' securities available for sale portfolio at December 31, 2001, included net unrealized gains of $104.6 million. Regions' securities held to maturity and securities available for sale portfolios included gross unrealized gains of $105.1 million and gross unrealized losses of $460,000 at December 31, 2001. Market values of these portfolios vary significantly as interest rates change; however, management expects normal maturities from the securities portfolios to meet liquidity needs.

     Of Regions' tax-free securities rated by Moody's Investors Service, Inc., 99% are rated "A" or better. The portfolio is carefully monitored to assure no unreasonable concentration of securities in the obligations of a single debtor, and current credit reviews are conducted on each security holding.

     The following table shows the maturities of securities (excluding equity securities) at December 31, 2001, the weighted average yields and the taxable equivalent adjustment used in calculating the yields:

                                                           SECURITIES MATURING
                                       -----------------------------------------------------------
                                                  AFTER ONE    AFTER FIVE
                                        WITHIN    BUT WITHIN   BUT WITHIN   AFTER TEN
                                       ONE YEAR   FIVE YEARS   TEN YEARS      YEARS       TOTAL
                                       --------   ----------   ----------   ---------   ----------
                                                             (IN THOUSANDS)
Securities held to maturity:
  U.S. Treasury and Federal agency
     securities......................  $ 10,088   $   17,552    $  2,279    $    622    $   30,541
  Obligations of states and political
     subdivisions....................        -0-       2,878         253          -0-        3,131
  Mortgage-backed securities.........        -0-          -0-         -0-         -0-           -0-
  Other securities...................       375            3          -0-         -0-          378
                                       --------   ----------    --------    --------    ----------
          Total......................  $ 10,463   $   20,433    $  2,532    $    622    $   34,050
                                       ========   ==========    ========    ========    ==========
  Weighted average yield.............      4.92%        5.53%       6.06%       5.88%         5.39%
Securities available for sale:
  U.S. Treasury and Federal agency
     securities......................  $ 32,520   $  610,080    $ 97,338    $  1,520    $  741,458
  Obligations of states and political
     subdivisions....................    42,361      176,065     294,561     198,560       711,547
  Mortgage-backed securities.........   151,743    5,488,799     378,486      46,194     6,065,222
  Other securities...................     7,631          203         371       1,000         9,205
                                       --------   ----------    --------    --------    ----------
          Total......................  $234,255   $6,275,147    $770,756    $247,274    $7,527,432
                                       ========   ==========    ========    ========    ==========
  Weighted average yield.............      5.99%        5.78%       6.41%       7.10%         5.90%
Taxable equivalent adjustment for
  calculation of yield...............  $  1,311   $    5,537    $  9,122    $  6,144    $   22,114

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

TRADING ACCOUNT ASSETS

     Trading account assets increased significantly in 2001, due to the acquisition of Morgan Keegan. Trading account assets are held for the purpose of selling at a profit and are carried at market value.

     The following table shows the carrying value of trading account assets by type of security.

                                                               DECEMBER 31,
                                                                   2001
                                                              --------------
                                                              (IN THOUSANDS)
Trading account assets:
  U.S. Treasury and Federal agency securities...............     $355,346
  Obligations of states and political subdivisions..........      329,313
  Other securities..........................................       57,237
                                                                 --------
          Total.............................................     $741,896
                                                                 ========

MARGIN RECEIVABLES

     Margin receivables, which totaled $523.9 million at December 31, 2001, were added to Regions' consolidated statement of condition as a result of the acquisition of Morgan Keegan. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer.

LIQUIDITY

     Liquidity is an important factor in the financial condition of Regions and affects Regions' ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders' equity.

     The securities portfolio is one of Regions' primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs (see previous table on Securities Maturing). Maturities in the loan portfolio also provide a steady flow of funds (see previous table on Loans Maturing). At December 31, 2001, commercial loans, real estate construction loans and commercial mortgage loans with an aggregate balance of $6.9 billion, as well as securities of $245 million, were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, the Company's high levels of earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions' liquidity also continues to be enhanced by a relatively stable deposit base.

     The loan to deposit ratio increased from 93.85% at December 31, 1999, to 97.98% at December 31, 2000, but declined slightly to 97.90% at December 31, 2001, as loans and deposits grew at only modest rates in 2001.

     As shown in the Consolidated Statement of Cash Flows, operating activities provided significant levels of funds in 1999 and 2000, due primarily to high levels of net income. Operating activities were a net user of funds in 2001 as mortgage loans held for sale and other assets increased and other liabilities decreased. Investing activities, primarily in loans and securities, were a net user of funds in 1999 and 2000 but was a net provider of funds in 2001 as loan and security balances declined. Strong loan growth in prior years required a significant amount of funds for investing activities. Funds needed for investing activities were provided primarily by deposits, purchased funds, and borrowings. Financing activities provided more funds in 1999 due to more reliance on short and long-term borrowings. In 2000, a significant portion of the short-term borrowings were repaid using proceeds from the sale of securities available for sale and from deposit growth. Financing activities were a net user of funds in 2001, as deposits balances declined and Regions (excluding borrowings added in connection with acquisitions) was less dependent on borrowed funds as a funding source. Cash dividends and the open-market purchase of the Company's common stock also required funds in 1999, 2000 and 2001. Funds needed for the two pending community bank acquisitions as of December 31, 2001, are expected to be provided by short-term and long-term borrowings.

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

     The $675 million in subordinated debt issued by Regions and outstanding at December 31, 2001, is rated "A-" by Standard & Poor's Corporation, "A2" by Moody's Investors Service, and "A" by Fitch IBCA. Regions' trust preferred securities are rated "BBB+" by Standard & Poor's Corporation, "a1" by Moody's Investors Service, and "A" by Fitch IBCA.

     Regions' and its banking subsidiaries' high quality ratings from nationally recognized rating agencies enhance the Company's ability to raise funds in national money markets. The high ratings also help to attract both loan and deposit customers in local markets.

     Historically, Regions has found short- and intermediate-term credit readily available on reasonable terms from money center or regional banks. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions which might reasonably be expected to occur.

DEPOSITS

     Deposits are Regions' primary source of funds, providing funding for 75% and 79% of average earning assets in 2001 and 2000, respectively. During the last four years, average total deposits grew at a compound annual rate of 6%. Average deposits grew $2.1 billion or 8% in 1999 and $2.9 billion or 10% in 2000. In 2001, average deposits declined $805 million or 3%. Acquisitions contributed average deposit growth of $495 million in 1999, $427 million in 2000 and $43 million in 2001.

     Regions competes with other banking and financial services companies for a share of the deposit market. Regions' ability to compete in the deposit market depends heavily on how effectively the company meets customers' needs. Regions employs both traditional and non-traditional means to meet customers' needs and enhance competitiveness. The traditional means include providing well-designed products, providing a high level of customer service, providing attractive pricing and expanding the traditional branch network to provide convenient branch locations for customers throughout the Southern United States. Regions also employs non-traditional approaches to enhance its competitiveness. These include providing centralized, high quality telephone banking services and alternative product delivery channels like internet banking. Regions' success at competing for deposits is discussed below.

     Average non-interest bearing deposits have grown at a compound growth rate of 7% since 1998. This category of deposits grew 19% in 1999 but only 1% in 2000 and 2% in 2001. Despite modest growth in 2000 and 2001, non-interest-bearing deposits continue to be a significant funding source for Regions, accounting for 16%, 14% and 15% of average total deposits in 1999, 2000 and 2001 respectively.

     During 1999, 2000 and 2001, the rate paid on savings accounts was less attractive to customers, relative to other investment alternatives. As a result, savings accounts have decreased at a 7% compound growth rate since 1998. Savings accounts declined 4% in 1999, 10% in 2000 and 5% in 2001. Management expects savings accounts to continue to be a stable-funding source, but does not expect any significant growth given the current interest rate environment. In 2001, savings accounts accounted for 4% of average total deposits.

     During 1999 and 2000, interest-bearing transaction accounts decreased 49% and 12%, respectively due to less attractive rates relative to other investment alternatives. In 2001, interest-bearing transaction accounts increased 37%, as investors migrated toward more liquid assets given recent market condition. During 2000 and 2001, interest-bearing transaction accounts accounted for 1% and 2%, respectively, of average total deposits.

     Money market savings products continue to be Regions' fastest growing deposits, increasing at a compound annual rate of 17% since 1998. Customers have responded to Regions' competitive money market savings products by continuing to invest in these accounts. The results are increases in average balances of 20% in 1999, 12% in 2000 and 19% in 2001. Money market savings products are one of Regions' most significant funding sources, accounting for 31% of average total deposits in 1999, 32% of average total deposits in 2000 and 39% of average total deposits in 2001.

     Certificates of deposit of $100,000 or more increased 20% in 1999 and 6% in 2000 due to their increased use as a funding source. In 2001, certificates of deposit of $100,000 or more declined 9% as these products were priced less aggressively than in prior years. Since 1998, certificates of deposit of $100,000 or more have increased at a compound annual rate of 5%, and in 2001 accounted for 13% of average total deposits.

     Other interest-bearing deposits (certificates of deposit of less than $100,000 and time open accounts) declined 3% in 1999 but increased 18% in 2000. In 2000, new deposit products and higher rates resulted in higher balances in this category. Other interest-bearing deposits declined 23% in 2001 as rates on these accounts were less attractive to investors and Regions' reduced utilization of certain wholesale deposits as a funding source. This category of deposits continues to be one of Regions' primary funding sources; it accounted for 27% of average total deposits in 2001, down from 34% of average total deposits in 2000.

     The sensitivity of Regions' deposit rates to changes in market interest rates is reflected in the Company's average interest rate paid on interest-bearing deposits (see table following on Average Rates Paid). During early 1999, market interest rates generally declined but increased in the last half of 1999 and throughout 2000. In 2001, market interest rates declined dramatically. The Fed reduced rates 11 times (475 basis points) in 2001. While Regions' average interest rate paid on interest-bearing deposits follows these trends, a lag period exists between the change in market rates and the repricing of the deposits. The rate paid on interest-bearing deposits decreased from 4.61% in 1998 to 4.32% in 1999 but increased to 5.03% in 2000. In 2001, the rate paid on interest-bearing deposits declined to 4.30%.

     A detail of interest-bearing deposit balances at December 31, 2001 and 2000, and the interest expense on these deposits for the three years ended December 31, 2001, is presented in Note H to the consolidated financial statements.

     The following table presents the detail of interest-bearing deposits and maturities of the larger time deposits:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing deposits of less than $100,000.............  $22,843,437   $22,848,236
Time deposits of $100,000 or more, maturing in:
  3 months or less..........................................    1,161,763     1,116,456
  Over 3 through 6 months...................................      455,340       704,118
  Over 6 through 12 months..................................      669,104     1,700,906
  Over 12 months............................................    1,333,342     1,139,892
                                                              -----------   -----------
     Total..................................................    3,619,549     4,661,372
                                                              -----------   -----------
          Total.............................................  $26,462,986   $27,509,608
                                                              ===========   ===========

     The following table presents the average amounts of deposits outstanding by category for the three years ended December 31, 2001:

                                                             AVERAGE AMOUNTS OUTSTANDING
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
                                                                   (IN THOUSANDS)
Non-interest-bearing demand deposits..............    $ 4,634,198    $ 4,561,900    $ 4,520,405
Interest-bearing transaction accounts.............        556,724        405,404        458,094
Savings accounts..................................      1,261,294      1,329,580      1,477,688
Money market savings accounts.....................     12,132,612     10,160,829      9,095,569
Certificates of deposit of $100,000 or more.......      4,062,631      4,464,330      4,218,828
Other interest-bearing deposits...................      8,387,786     10,918,949      9,215,075
                                                      -----------    -----------    -----------
          Total interest-bearing deposits.........     26,401,047     27,279,092     24,465,254
                                                      -----------    -----------    -----------
          Total deposits..........................    $31,035,245    $31,840,992    $28,985,659
                                                      ===========    ===========    ===========

     The following table presents the average rates paid on deposits by category for the three years ended December 31, 2001:

                                                                 AVERAGE RATES PAID
                                                                --------------------
                                                                2001    2000    1999
                                                                ----    ----    ----
Interest-bearing transaction accounts.......................    1.95%   4.04%   4.22%
Savings accounts............................................    1.12    1.51    1.61
Money market savings accounts...............................    3.03    4.20    3.27
Certificates of deposit of $100,000 or more.................    5.81    6.08    5.36
Other interest-bearing deposits.............................    6.05    5.84    5.32
          Total interest-bearing deposits...................    4.30%   5.03%   4.32%

BORROWED FUNDS

     Regions' short-term borrowings consist of federal funds purchased and security repurchase agreements, commercial paper, Federal Home Loan Bank structured notes, due to brokerage customers, and other short-term borrowings.

     Federal funds purchased and security repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and security repurchase agreements totaled $1.8 billion and $2.0 billion at December 31, 2001 and 2000, respectively. Balances in these accounts can fluctuate significantly on a day-to-day basis. The average daily balance of federal funds purchased and security repurchase agreements, net of federal funds sold and security reverse repurchase agreements, decreased $456 million in 2000 and $1.5 billion in 2001. The declines in 2000 and 2001 resulted from paydowns of purchased fund positions funded by the sale of the credit card portfolio, the calls, sales and maturities of available for sale securities and increased utilization of alternative longer term funding.

     Throughout 2000 and 2001, Federal Home Loan Bank structured notes were used as a short-term funding source, primarily due to their favorable interest rate. These structured notes have original stated maturities in excess of one year, but are callable, at the option of the Federal Home Loan Bank, at various times less than one year. Because of the call feature, the structured notes are considered short term. As of December 31, 2001 and 2000, $1.1 billion of structured notes were outstanding.

     Regions' brokerage subsidiary maintains certain lines of credit with unaffiliated banks. As of December 31, 2001, $151.3 million was outstanding under these agreements with an average interest rate of 1.9%.

     At December 31, 2001 and 2000, $27.8 million in commercial paper was outstanding, compared to $56.8 million at December 31, 1999. The Company issues commercial paper through its private placement commercial paper program. Company policy limits total commercial paper outstanding, at any time, to $75 million. The level of commercial paper outstanding depends on the funding requirements of the Company and the cost of commercial paper compared to alternative borrowing sources.

     Through its brokerage subsidiary, Regions maintains a due to brokerage customer position. This represents uninvested funds in the customers' brokerage account. The due to brokerage customers totaled $932.8 million at December 31, 2001, with an interest rate of 2.3%.

     The other short-term borrowings increased $82.6 million from December 31, 2000 to December 31, 2001, primarily due to an increase in the short sale liability, which is frequently used by Regions' brokerage subsidiary to offset other market risks, which are undertaken in the normal course of business. The increase is due to higher levels of business activity, associated with the addition of Morgan Keegan.

     Regions' long-term borrowings consist primarily of subordinated notes, Federal Home Loan Bank borrowings, trust preferred securities and other long-term notes payable.

     In 2001, subordinated notes increased $475 million. This increase is due to the $500 million issuance, in February 2001, of ten year 7.00% subordinated notes. Partially offsetting this issuance was the $25 million maturity, in August 2001, of Regions' 7.65% subordinated notes.

     Federal Home Loan Bank long-term advances decreased $506 million in 2001. Regions utilized other sources of funding with more favorable interest rates during 2001. Membership in the Federal Home Loan Bank system provides access to an additional source of lower-cost funds.

     During 2000 and 2001, Regions utilized Federal Home Loan Bank structured notes with original call periods in excess of one year. These structured notes have a stated ten year maturity but are callable, at the option of the Federal Home Loan Bank, between one and two years. As of December 31, 2001 and 2000, $3.6 billion of long-term Federal Home Loan Bank advances were outstanding.

     Regions issued $288 million of trust preferred securities in February 2001. These securities, which qualify as Tier 1 capital, have an interest rate of 8.00% and a 30-year term, but are callable after five years. In addition, Regions assumed $4 million of trust preferred securities in connection with an acquisition.

     Other long-term notes payable consist of redeemable trust preferred securities, notes issued to former stockholders of acquired banks, notes for equipment financing, and miscellaneous notes payable. Other long-term borrowings increased $8.7 million in 2001 due to certain notes payable assumed in connection with acquired companies.

STOCKHOLDERS' EQUITY

     Over the past three years, stockholders' equity has increased at a compound annual growth rate of 10.4%. Stockholders' equity has grown from $3.0 billion at the beginning of 1999 to $4.0 billion at year-end 2001. Internally generated retained earnings contributed $851 million of this growth and $37 million was attributable to the exercise of stock options and to the issuance of stock for employee incentive plans. In addition, equity issued in connection with acquisitions, net of treasury share repurchases, added $113 million to equity with increases in other components of equity adding $33 million. The internal capital generation rate (net income less dividends as a percentage of average stockholders' equity) was 6.9% in 2001, compared to 8.9% in 2000 and 9.9% in 1999.

     Regions' ratio of stockholders' equity to total assets was 8.89% at December 31, 2001, compared to 7.92% at December 31, 2000, and 7.18% at December 31, 1999.

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

     The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of 3% of Tier 1 capital to average assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% to 2% above the minimum 3% level.

     The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at December 31, 2001, substantially exceeded all regulatory requirements.

BANK REGULATORY CAPITAL REQUIREMENTS

                                                                MINIMUM
                                                              REGULATORY       REGIONS AT
                                                              REQUIREMENT   DECEMBER 31, 2001
                                                              -----------   -----------------
Tier 1 capital to risk-adjusted assets......................     4.00%             9.66%
Total risk-based capital to risk-adjusted assets............     8.00             13.23
Tier 1 leverage ratio.......................................     3.00              7.41

     At December 31, 2001, Tier 1 capital totaled $3.2 billion, total risk-based capital totaled $4.4 billion, and risk-adjusted assets totaled $32.2 billion.

     Total capital at the bank affiliate also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized can be subject to higher rates for FDIC insurance. As of December 31, 2001, Regions' banking affiliate had the requisite capital levels to qualify as well capitalized.

     Regions attempts to balance the return to stockholders through the payment of dividends, with the need to maintain strong capital levels for future growth opportunities. In 2001, Regions returned 50% of earnings to its stockholders in the form of dividends. Total dividends declared by Regions in 2001 were $250.3 million or $1.12 per share, an increase of 4% from the $1.08 per share in 2000.

     In January 2002, the Board of Directors declared a 4% increase in the quarterly cash dividend from $.28 to $.29 per share. This is the 31st consecutive year that Regions has increased cash dividends.

     The following table shows the percentage distribution of Regions' consolidated average balances of assets, liabilities and stockholders' equity for the five years ended December 31, 2001:

                                                         2001    2000    1999    1998    1997
                                                         -----   -----   -----   -----   -----
                                            ASSETS
Earning assets:
  Taxable securities...................................   16.5%   20.1%   20.8%   19.0%   18.4%
  Non-taxable securities...............................    1.8     1.9     1.9     2.1     2.6
  Federal funds sold...................................    1.2     0.2     0.2     0.9     1.0
  Loans (net of unearned income):
     Commercial........................................   21.5    20.5    19.3    20.7    15.4
     Real estate.......................................   34.9    36.4    33.2    30.8    36.5
     Installment.......................................   12.9    13.3    14.4    17.1    17.7
                                                         -----   -----   -----   -----   -----
          Total loans..................................   69.3    70.2    66.9    68.6    69.6
     Allowance for loan losses.........................   (0.9)   (0.8)   (0.8)   (0.9)   (1.0)
                                                         -----   -----   -----   -----   -----
          Net loans....................................   68.4    69.4    66.1    67.7    68.6
     Other earning assets..............................    3.8     1.0     3.0     2.3     1.1
                                                         -----   -----   -----   -----   -----
          Total earning assets.........................   91.7    92.6    92.0    92.0    91.7
Cash and due from banks................................    2.1     2.6     3.1     3.0     3.4
Other non-earning assets...............................    6.2     4.8     4.9     5.0     4.9
                                                         -----   -----   -----   -----   -----
          Total assets.................................  100.0%  100.0%  100.0%  100.0%  100.0%
                                                         =====   =====   =====   =====   =====

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing.................................   10.4%   10.6%   11.4%   11.2%   12.1%
  Interest-bearing.....................................   59.1    63.6    61.8    67.8    69.8
                                                         -----   -----   -----   -----   -----
          Total deposits...............................   69.5    74.2    73.2    79.0    81.9
Borrowed funds:
  Short-term...........................................    9.3    10.3    16.4     9.9     6.5
  Long-term............................................   10.7     7.2     1.7     1.3     1.7
                                                         -----   -----   -----   -----   -----
          Total borrowed funds.........................   20.0    17.5    18.1    11.2     8.2
Other liabilities......................................    2.1     0.8     1.0     1.3     1.2
                                                         -----   -----   -----   -----   -----
          Total liabilities............................   91.6    92.5    92.3    91.5    91.3
Stockholders' equity...................................    8.4     7.5     7.7     8.5     8.7
                                                         -----   -----   -----   -----   -----
          Total liabilities and stockholders' equity...  100.0%  100.0%  100.0%  100.0%  100.0%
                                                         =====   =====   =====   =====   =====

OPERATING RESULTS

     Net income decreased 4% in 2001, increased less than 1% in 2000, but increased 25% in 1999. Operating income, net income excluding costs associated with the Morgan Keegan transaction and other non-recurring charges totaled $526.7 million in 2001, a 3% increase compared to 2000. The accompanying table presents the dollar amount and percentage change in the important components of income that occurred in 2000 and 2001.

SUMMARY OF CHANGES IN OPERATING RESULTS

                                                                INCREASE (DECREASE)
                                                         ----------------------------------
                                                          2001 COMPARED      2000 COMPARED
                                                             TO 2000            TO 1999
                                                         ---------------    ---------------
                                                          AMOUNT      %      AMOUNT      %
                                                         --------    ---    --------    ---
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Net interest income....................................  $ 36,696     3%    $(37,058)   (3)%
  Provision for loan losses............................    38,303    30       13,441    12
                                                         --------           --------
Net interest income after provision for loan losses....    (1,607)    0      (50,499)   (4)
Non-interest income:
  Brokerage and investment income......................   317,671    NM        4,320    12
  Trust department income..............................      (994)   (2)       4,241     8
  Service charges on deposit accounts..................    35,593    15       36,686    19
  Mortgage servicing and origination fees..............    14,350    17      (20,386)  (20)
  Securities transactions..............................    72,034    NM      (40,088)   NM
  Other................................................   (57,979)  (25)      79,296    53
                                                         --------           --------
          Total non-interest income....................   380,675    63       64,069    12
Non-interest expense:
  Salaries and employee benefits.......................   290,831    49       37,288     7
  Net occupancy expense................................    16,226    23        9,040    15
  Furniture and equipment expense......................    13,514    18        2,200     3
  Other................................................    82,272    21        8,342     2
                                                         --------           --------
          Total non-interest expense...................   402,843    36       56,870     5
                                                         --------           --------
          Income before income taxes...................   (23,775)   (3)     (43,300)   (6)
Applicable income taxes................................    (5,186)   (2)     (45,437)  (18)
                                                         --------           --------
          Net income...................................  $(18,589)   (4)%   $  2,137     0%
                                                         ========           ========
          Operating income.............................  $ 17,025     3%    $(15,665)   (3)%

NET INTEREST INCOME

     Net interest income (interest income less interest expense) is Regions' principal source of income. Net interest income increased 3% in 2001 but declined 3% in 2000. On a taxable equivalent basis, net interest income increased 7% in 2001 but declined 2% in 2000. The table on page 41 provides additional information to analyze the changes in net interest income.

     In 2000, modest growth in interest-earning assets combined with unfavorable changes in interest rates resulted in lower net interest income. During 2000, average interest-earning assets grew 2%, but unfavorable changes in interest-bearing liability rates resulted in lower net interest income. In 2001, growth in interest-earning assets (average) continued at modest rates (3%), combined with higher spreads on those earning assets, resulted in increased net interest income.

     Regions measures its ability to produce net interest income with a ratio called the interest margin. The interest margin is net interest income (on a taxable equivalent basis) as a percentage of average earning assets. The interest margin decreased from 3.94% in 1999 to 3.55% in 2000 but increased to 3.66% in 2001. Changes in the interest margin occur primarily due to two factors: (1) the interest rate spread (the difference between the taxable equivalent yield on earning assets and the rate on interest-bearing liabilities) and (2) the percentage of earning assets funded by interest-bearing liabilities.

     The first factor affecting Regions' interest margin is the interest rate spread. Regions' average interest rate spread was 3.31% in 1999, 2.84% in 2000, and 3.00% in 2001. Market interest rates, both the level of rates and the slope of the yield curve (the spread between short-term rates and longer-term rates), affect the interest rate spread by influencing the pricing on most categories of Regions' interest-earning assets and interest-bearing liabilities.

     In the last half of 1999, the Fed instituted three 25 basis point rate increases, resulting in a 5.50% Federal funds rate at the end of 1999. Throughout the first six months of 2000, the Fed raised the Federal Funds rate three times totaling 100 basis points resulting in a rate of 6.50%. The Fed began reducing the Federal Funds rate in early 2001. Throughout 2001, the Fed lowered the rate eleven times totaling 475 basis points. These reductions resulted in a near record low Federal Funds rate of 1.75%.

     Regions' interest-earning asset yields and interest-bearing liability rates were both lower in 2001 compared to 2000 reflecting the declining market interest rates experienced in 2001. As market interest rates declined in 2001, Regions' interest-bearing liability rates decreased faster than did interest-earning asset yields. The interest rate spread expanded in 2001 because interest-earning asset yields decreased 16 basis points less than did interest-bearing liability rates.

     The mix of earning assets can also affect the interest rate spread. During 2001, loans, which are typically Regions' highest yielding earning asset, decreased slightly as a percentage of earning assets partially mitigating the effects of changing earning asset yields and interest-bearing liability rates. Average loans as a percentage of earning assets were 75.2% in 2000 and 74.9% in 2001.

     The second factor affecting the interest margin is the percentage of earning assets funded by interest-bearing liabilities. Funding for Regions' earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities and stockholders' equity. The net spread on earning assets funded by non-interest-bearing liabilities and stockholders' equity is higher than the net spread on earning assets funded by interest-bearing liabilities. The percentage of earning assets funded by interest-bearing liabilities was 86% in 1999, 87% in 2000 and 85% in 2001. The change in the percentage of earning assets funded by interest-bearing liabilities had a positive effect on net interest income in 2001. In 2001, equity, issued in connection with acquisitions, funded a larger percentage of earning assets than in 2000 or 1999. In prior years, the trend had been for a greater percentage of new funding for earning assets to come from interest-bearing sources. In the future, management expects that an increasing percentage of funding will be provided from interest-bearing liabilities.

MARKET RISK -- INTEREST RATE SENSITIVITY

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Regions' primary market risk is interest rate risk.

     The primary objective of Asset/Liability Management at Regions is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets, rate sensitive liabilities and off-balance sheet interest rate hedges. The relationship of rate sensitive earning assets to rate sensitive liabilities, adjusted for the effect of off-balance sheet hedges (interest rate sensitivity), is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 2001, approximately 63% of earning assets and 52% of the funding for these earning assets are scheduled to be repriced to current market rates at least once during 2002.

     The accompanying table shows Regions' rate sensitive position at December 31, 2001, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). Over the next 12 months approximately $4.8 billion more earning assets than interest-bearing liabilities can be repriced to current market rates at least once. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at

December 31, 2001, was 1.23, indicating a asset sensitive position. However, this ratio is only one of the tools that management uses to measure rate sensitivity.

     Historically, Regions has not experienced the level of net interest income volatility indicated by gap analysis. The primary reason for the lack of volatility is that Regions has a relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and a portion of money market savings accounts. Balances for these accounts are reported in the less than one year categories. However, the rates paid are typically not directly related to market interest rates, since management exercises some discretion in adjusting these rates as market rates change.

     Another reason for the lack of volatility in net interest income is that Regions' loan and security portfolios contain fixed-rate mortgage-related products, including whole loans, mortgage-backed securities and collateralized mortgage obligations having amortization and cash flow characteristics that vary with the level of market interest rates. These earning assets are generally reported in the non-sensitive category. In fact, a portion of these earning assets may pay-off within one year or less because their cash flow characteristics are materially impacted by mortgage refinancing activity. If assets that are not sensitive to market interest rate changes were redistributed based on expected cash flows and probable repricing intervals, Regions' one-year cumulative gap indicates a slightly less asset sensitive position.

     Regions uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools used is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Regions' net interest income and stockholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis uses a more detailed version of the information shown in the accompanying table and adds adjustments for the expected timing and magnitude of asset and liability cash flows, as well as the expected timing and magnitude of repricings of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates and the movement of administered rates on prime rate loans, interest-bearing transaction accounts, regular savings and money market savings accounts. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. Simulation analysis indicates that Regions is slightly asset sensitive, given modest movements in interest rates.

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

     The following table demonstrates the expected effect a given, gradual (over twelve months beginning at December 31, 2001) parallel interest rate shift would have on Regions net interest income.

CHANGE IN INTEREST RATES                                      $ CHANGE IN NET   % CHANGE IN NET
(IN BASIS POINTS)                                             INTEREST INCOME   INTEREST INCOME
------------------------                                      ---------------   ---------------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
  +200......................................................      $53,000             3.5%
  +100......................................................       30,000             2.0
  -100......................................................      (28,000)           (1.9)
  -200......................................................      (66,000)           (4.4)

     In the event of a shift in interest rates, management would attempt to take certain actions to mitigate the negative impact to net interest income. These actions include but are not limited to, restructuring of interest-earning assets, seeking alternative funding sources and entering into interest rate swap agreements.

INTEREST RATE SENSITIVITY ANALYSIS

                                                       DECEMBER 31, 2001
                                                     RATE SENSITIVE PERIOD
                              --------------------------------------------------------------------
                                                                              OVER 1
                                                                              YEAR OR
                                 1-3        4-6        7-12                    NON-
                               MONTHS      MONTHS     MONTHS       TOTAL     SENSITIVE     TOTAL
                              ---------   --------   ---------   ---------   ---------   ---------
                                                  (DOLLAR AMOUNTS IN MILLIONS)
Earning Assets:
  Loans, net of unearned
     income.................  $15,619.9   $2,277.8   $ 2,353.6   $20,251.3   $10,634.0   $30,885.3
  Securities held to
     maturity...............        2.5        2.2         1.1         5.8        28.3        34.1
  Securities available for
     sale...................      911.2    1,026.6     1,191.3     3,129.1     4,684.0     7,813.1
  Interest bearing deposits
     in other banks.........      667.2         --          --       667.2          --       667.2
  Federal funds sold and
     securities purchased
     under agreements to
     resell.................       92.6         --          --        92.6          --        92.6
  Mortgage loans held for
     sale...................      890.2         --          --       890.2          --       890.2
  Trading account assets....      741.9         --          --       741.9          --       741.9
  Margin receivables........      523.9         --          --       523.9          --       523.9
                              ---------   --------   ---------   ---------   ---------   ---------
          Total earning
            assets..........  $19,449.4   $3,306.6   $ 3,546.0   $26,302.0   $15,346.3   $41,648.3
                              =========   ========   =========   =========   =========   =========
          Percent of total
            earning
            assets..........       46.7%       8.0%        8.5%       63.2%       36.8%      100.0%
Funding Sources:
  Non-interest-bearing
     deposits...............         --         --          --          --   $ 5,085.3   $ 5,085.3
  Savings deposits..........  $ 1,317.4         --          --   $ 1,317.4          --     1,317.4
  Other time deposits.......    8,594.7   $2,926.2   $ 4,031.0    15,551.9     9,593.7    25,145.6
  Short-term borrowings.....    2,877.2      100.0     1,121.2     4,098.4          --     4,098.4
  Long-term borrowings......      405.5        0.1        83.4       489.0     4,258.7     4,747.7
                              ---------   --------   ---------   ---------   ---------   ---------
          Total
            interest-bearing
            liabilities.....   13,194.8    3,026.3     5,235.6    21,456.7    13,852.4    35,309.1
  Stockholders' equity......         --         --          --          --     1,253.9     1,253.9
                              ---------   --------   ---------   ---------   ---------   ---------
          Total funding
            sources.........  $13,194.8   $3,026.3   $ 5,235.6   $21,456.7   $20,191.6   $41,648.3
                              =========   ========   =========   =========   =========   =========
          Percent of total
            funding
            sources.........       31.7%       7.2%       12.6%       51.5%       48.5%      100.0%
Interest sensitive gap......  $ 6,254.6   $  280.3   $(1,689.6)  $ 4,845.3   $(4,845.3)         --
Cumulative interest
  sensitive gap.............  $ 6,254.6   $6,534.9   $ 4,845.3   $ 4,845.3          --          --
As percent of total earning
  assets....................       15.0%      15.7%       11.6%       11.6%         --          --
Ratio of earning assets to
  funding sources...........       1.47       1.09        0.68        1.23        0.76        1.00
Cumulative ratio............       1.47       1.40        1.23        1.23        1.00        1.00

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                        YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------
                                           2001 OVER 2000                      2000 OVER 1999
                                  ---------------------------------   --------------------------------
                                   VOLUME    YIELD/RATE     TOTAL      VOLUME    YIELD/RATE    TOTAL
                                  --------   ----------   ---------   --------   ----------   --------
                                                             (IN THOUSANDS)
Increase (decrease) in:
  Interest income on:
     Loans......................  $ 68,691   $(198,331)   $(129,640)  $311,802   $  74,555    $386,357
     Federal funds sold.........    16,255      (3,902)      12,353       (309)      1,590       1,281
     Taxable securities.........   (80,119)    (35,936)    (116,055)    26,250      10,789      37,039
     Non-taxable securities.....      (729)       (563)      (1,292)     2,940        (698)      2,242
     Other earning assets.......    74,872     (18,844)      56,028    (65,500)     18,138     (47,362)
                                  --------   ---------    ---------   --------   ---------    --------
          Total.................    78,970    (257,576)    (178,606)   275,183     104,374     379,557
  Interest expense on:
     Savings deposits...........      (985)     (4,960)      (5,945)    (2,289)     (1,403)     (3,692)
     Other interest-bearing
       deposits.................   (41,114)   (189,506)    (230,620)   142,597     176,556     319,153
     Borrowed funds.............    84,665     (63,402)      21,263     16,303      84,851     101,154
                                  --------   ---------    ---------   --------   ---------    --------
          Total.................    42,566    (257,868)    (215,302)   156,611     260,004     416,615
Increase (decrease) in net
  interest income...............  $ 36,404   $     292    $  36,696   $118,572   $(155,630)   $(37,058)
                                  ========   =========    =========   ========   =========    ========

---------------

Note: The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is used to fund the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of management's judgment as to the adequacy of the allowance. For an analysis and discussion of the allowance for loan losses, refer to the section entitled "Loans and Allowance for Loan Losses." The 1999 provision for loan losses increased to $113.7 million due to higher charge-offs, primarily consumer and commercial, and strong internal loan growth. During 2000, the provision for loan losses increased to $127.1 million (.42% of average loans) due to inherent losses associated with the loan portfolio and management's evaluation of current economic factors. The provision for loan loses totaled $165.4 million (.53% of average loans), in 2001, a $38.3 million increase compared to the prior year. The higher provision was the result of increased loan losses in 2001, weaker economic conditions and management's assessment of current economic trends. The resulting year-end allowance for loan losses increased $42.7 million to $419.2 million. Unfavorable changes in the previously discussed factors considered by management in determining the adequacy of the provision for loan losses and the resulting allowance could require higher provisions for loan losses in the future.

NON-INTEREST INCOME

     BROKERAGE AND INVESTMENT BANKING

     Income from brokerage and investment banking increased significantly in 2001 as compared to 2000 or 1999. Brokerage and investment income totaled $359.0 million in 2001 compared to $41.3 million and $37.0 million in 2000 and 1999, respectively. Comparisons with prior years are affected by the acquisition of Morgan Keegan, Inc., which was acquired on March 30, 2001. This transaction was accounted for as a purchase and therefore only includes income of Morgan Keegan from the date of acquisition. (see Note Q to the consolidated financial statements). Brokerage and investment income is significantly affected by numerous economic and market conditions. As of December 31, 2001, Morgan Keegan employed approximately 900 financial advisors. Customer assets totaled approximately $31.6 billion at year end.

  Morgan Keegan Performance

     The addition of Morgan Keegan significantly diversified Regions' revenue stream. Non-interest income as a percent of total revenue equaled 39% in 2001, compared to 31% in 2000. Morgan Keegan contributed $36.7 million to net income in 2001. Revenues from the fixed income capital markets division totaled $159.1 million, or 37.8% of Morgan Keegan's total revenue in 2001, and was the top revenue producing line of business. This line of business has benefited from significant fixed income issuance and refinance activity resulting from the historically low levels of interest rates in 2001, while other divisions have been negatively impacted by weaker market conditions. Private client and equity capital markets revenue totaled $131 million and $32 million, respectively.

     The following table shows the components of the contribution by Morgan Keegan for the nine months ended December 31, 2001. The Morgan Keegan transaction was completed on March 30, 2001, therefore only income generated from that date forward is included in Regions' consolidated financial statements. For presentation purposes, information for the nine months ended December 31, 2000 has been included in the following table, but is not included in Regions consolidated financial statements.

MORGAN KEEGAN SUMMARY INCOME STATEMENT

                                                               NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenues:
  Commissions...............................................  $ 98,035   $101,233
  Principal transactions....................................   172,019    114,454
  Investment banking........................................    48,575     40,223
  Interest..................................................    52,363     85,096
  Investment advisory.......................................    34,148     32,448
  Other.....................................................    15,108     15,401
                                                              --------   --------
          Total revenues....................................   420,248    388,855
Expense:
  Interest..................................................    32,459     62,977
  Non-interest expense......................................   330,006*   276,720
                                                              --------   --------
          Total expenses....................................   362,465    339,697
                                                              --------   --------
Income before taxes.........................................    57,783     49,158
Income taxes................................................    21,070     18,300
                                                              --------   --------
Net income..................................................  $ 36,713   $ 30,858
                                                              ========   ========

---------------

* Excludes $19.7 million in amortization of excess purchase price.

     The following table shows the breakout of revenue by division contributed by Morgan Keegan.

MORGAN KEEGAN BREAKOUT OF REVENUE BY DIVISION
NINE MONTHS ENDED DECEMBER 31, 2001

                                                        FIXED
                                                        INCOME    EQUITY                 INTEREST
                                            PRIVATE    CAPITAL    CAPITAL   INVESTMENT     AND
                                             CLIENT    MARKETS    MARKETS    ADVISORY     OTHER
                                            --------   --------   -------   ----------   --------
                                                           (AMOUNTS IN THOUSANDS)
Gross revenue.............................  $131,190   $159,054   $32,366    $34,631     $63,007
% of gross revenue........................      31.2%      37.8%      7.7%       8.2%       15.1%

     TRUST INCOME

     Trust income declined 2% in 2001 and 3% in 1999, but increased 8% in 2000. Trust sales efforts are promoted throughout the company by strong sales goals and cash incentives. In addition to continued sales efforts, trust income is also affected by the securities markets, because most trust fees are calculated as a percentage of trust asset values. In 1999, trust fees decreased due to customer attrition in certain newly entered markets, partially offset by sales initiatives. Stronger market conditions and sales initiatives resulted in higher trust income in 2000. In 2001, weaker securities markets, combined with the extraordinary events of September 11 and their impact on the economy, had an adverse impact on trust income.

     SERVICE CHARGES ON DEPOSIT ACCOUNTS

     Service charge income increased 14% in 1999, 19% in 2000 and 15% in 2001 due to increases in the number of deposit accounts, improved management initiatives and standardization in the pricing of certain deposit accounts and related services. The collection rate of fees charged for deposit services continues to improve but remains a focus of management.

     MORTGAGE SERVICING AND ORIGINATION FEES

     The primary source of this category of income is Regions' mortgage banking affiliate -- Regions Mortgage, Inc. (RMI). RMI's primary business and source of income is the origination and servicing of mortgage loans for long-term investors.

     In 2001, mortgage servicing and origination fees increased 17%, from $82.7 million in 2000 to $97.1 million in 2001. Origination fees increased in 2001 due to an increase in the number of loans closed as the result of lower mortgage interest rates. Servicing fees were lower in 2001 as compared to 2000 due to lower numbers of loans serviced in 2001. At December 31, 2001, Regions' servicing portfolio totaled $19.1 billion and included approximately 244,000 loans. At December 31, 2000 and 1999, the servicing portfolio totaled $21.6 billion and $24.1 billion, respectively. The decline in the servicing portfolio during 2001 resulted from high levels of prepayments due to the low interest rate environment, partially offset by higher levels of production in 2001.

     In 2000, mortgage servicing and origination fees decreased 20%, from $103.1 million in 1999 to $82.7 million in 2000. Origination fees were lower due to a decrease in the number of loans closed as a result of an increase in interest rates in 2000. Servicing fees were also lower in 2000 as compared to 1999 due to lower numbers of loans serviced as a result of sales of blocks of mortgage servicing assets.

     In 1999, mortgage servicing and origination fees decreased 8%, from $111.6 million in 1998 to $103.1 million in 1999. Origination fees were lower due to a decrease in the number of loans closed as a result of an increase in mortgage interest rates. Servicing fees were also lower due to narrowing servicing margins on 1999 loan production.

     RMI, through its retail and correspondent lending operations, produced mortgage loans totaling $4.1 billion, $2.4 billion, and $5.6 billion in 2001, 2000 and 1999, respectively. RMI produces loans from 76 offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas, and from other correspondent offices located throughout the United States.

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

                                                                MORTGAGE SERVICING RIGHTS
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance at beginning of year................................  $129,568   $144,276   $141,926
  Net additions.............................................    48,384     18,912     37,545
  Amortization..............................................   (41,358)   (33,620)   (35,195)
                                                              --------   --------   --------
Balance at end of year......................................  $136,594   $129,568   $144,276
                                                              ========   ========   ========

     SECURITIES GAINS (LOSSES)

     In 1999, net gains of $160,000 were reported from sale of available for sale securities. These gains were primarily related to the sale of government and agency securities.

     Regions recognized net losses, in 2000, of $39.9 million related to the disposition of securities available for sale. This loss primarily related to the sale of $1.2 billion in lower-yielding mortgage related securities as part of a first quarter balance sheet repositioning.

     In 2001, Regions reported net security gains of $32.1 million. These gains resulted from the sale of approximately $554 million of various available for sale agency, mortgage-related and municipal securities.

     OTHER INCOME

     Refer to Note O to the consolidated financial statements for an analysis of the significant components of other income. Fee and commission income declined in 2001 primarily due to lower revenue from credit card referral fees. In 2000 fee and commission income increased from revisions in charges for certain services, an increased emphasis on charging customers for services performed and an increased customer base due to internal growth and acquisitions. During 1999, fee and commission income was lower than the prior year due to lower safe deposit fees and credit card fees. These decreases were partially offset by higher international department income, brokerage fees and automated teller machine fees.

     Insurance premium and commission income increased significantly in 2001, due to the acquisition of Rebsamen Insurance, Inc. (see Note Q to the consolidated financial statements). This income results primarily from the sale of casualty, liability and workers compensation insurance to commercial customers as well as credit life and accident and health insurance to consumer loan customers.

     In 2001, Regions began operations of a capital markets division. This division primarily assists existing commercial customer with capital market products including interest rate swaps, caps and floors. Typically, Regions enters into offsetting hedge agreements limiting the company's exposure related to capital market products. Capital market income totaled $8.6 million in 2001.

     During 2000, Regions recognized a pre-tax gain of $67.2 million in connection with the sale of its $278 million credit card portfolio.

     In 2001, 2000 and 1999, Regions sold blocks of mortgage servicing assets that did not fit into Regions' long-term strategy for mortgage servicing operations. These sales resulted in pre-tax gains of $2.9 million, $19.9 million and $7.5 million, respectively.

     A $1.9 million gain was recognized in 2001, which was associated with the sale of certain interests in an ATM network.

     During 1999, Regions sold its joint venture banking interests, which was acquired in connection with an acquisition.

NON-INTEREST EXPENSE

     In the second quarter of 2001, Regions incurred $23.3 million in non-recurring charges associated with the Morgan Keegan acquisition and with Regions branch rationalization initiatives. Included in these costs were severance payments, contract buyouts, lease buyouts, write-off of fixed and other assets, and certain other conversion costs.

     Morgan Keegan and the other acquisitions in 2001 added a significant amount of non-interest expense to Regions consolidated non-interest expense for 2001. The following table demonstrates the impact of the non-recurring charges discussed above and the impact of the expenses added by the 2001 acquisitions on each of the components of non-interest expense.

NON-INTEREST EXPENSE
YEAR ENDED DECEMBER 31, 2001

                                                                                 LESS:
                                                                    LESS:       EXPENSES
                                                                    NON-         ADDED
                                                         AS       RECURRING        BY            AS
                                                      REPORTED     CHARGES    ACQUISITIONS    ADJUSTED
                                                     ----------   ---------   ------------   ----------
                                                                       (IN THOUSANDS)
Salaries and employee benefits.....................  $  879,688    $ 8,607      $262,858     $  608,223
Net occupancy expense..............................      86,901        242        22,780         63,879
Furniture and equipment expense....................      87,727         12         1,056         86,659
Other expenses.....................................     469,709     14,431        65,350        389,928
                                                     ----------    -------      --------     ----------
          Total....................................  $1,524,025    $23,292      $352,044     $1,148,689
                                                     ==========    =======      ========     ==========

     Total non-interest expense increased $402.8 million or 36% in 2001 on an as reported basis. On an as adjusted basis, which excludes the non-recurring charges and the non-interest expenses added by the 2001 acquisitions, total non-interest expense increased $27.5 million or 2.5%.

     SALARIES AND EMPLOYEE BENEFITS

     Total salaries and benefits increased 49% in 2001, 7% in 2000 and 4% in 1999. The significant increase in 2001 was primarily the result of the acquisition of Morgan Keegan, Inc., which added 2,307 employees to Regions' payroll. Included in the 2001 increase is $8.6 million of non-recurring costs discussed above. The increases in 2000 and 1999, resulted from normal merit and promotional adjustments, increased incentive payments tied to performance, the effects of inflation and higher benefit costs.

     At December 31, 2001, Regions had 15,921 full-time equivalent employees, compared to 14,390 at December 31, 2000 and 14,606 at December 31, 1999. The increase in employees in 2001 resulted primarily from personnel added in connection with acquisitions.

     Salaries, excluding benefits, totaled $533.9 million in 2001, compared to $433.0 million in 2000 and $410.1 million in 1999. Higher employment levels in 2001, due to acquisitions and increased business activity, resulted in higher salaries. Increased salaries in 2000 were primarily the result of normal merit and promotional adjustments.

     Regions provides employees who meet established employment requirements with a benefits package which includes pension, profit sharing, and medical, life and disability insurance plans. The total cost to Regions for fringe benefits, including payroll taxes, equals approximately 27% of salaries.

     Beginning in 2001, employees could elect to have profit sharing paid in cash or contributed to their 401(k) plan. The combination of the cash payments and contributions to employee 401(k) plans was equal to approximately 3% of after-tax income in 2001 and 5% in 2000 and 1999.

     Commissions and incentives expense increased to $204.0 million in 2001, compared to $46.3 million in 2000 and $53.2 million in 1999. The increase in commissions and incentives were primarily the result of commissions paid at Morgan Keegan ($141.8 million). At Morgan Keegan, commissions and incentives are the primary method of compensation, which is typical in the brokerage and investment banking industry. In general, incentives continue to be used to reward employees for selling products and services, for productivity improvements and for achievement of other corporate goals. Regions' long-term incentive plan provides for the granting of stock options, restricted stock and performance shares (see Note R to the consolidated financial statements). The long-term incentive plan is intended to assist the Company in attracting, retaining, motivating and rewarding employees who make a significant contribution to the Company's long-term success, and to encourage employees to acquire and maintain an equity interest in the Company. Regions also uses cash incentive plans to reward employees for achievement of various goals.

     Payroll taxes increased 30% in 2001, 4% in 2000 and 5% in 1999. Increases in the Social Security tax base, combined with increased salary levels were the primary reasons for increased payroll taxes.

     Group insurance expense increased 47% and 54% in 2001 and 2000, respectively. These increases were the result of increased levels of covered employees and higher claims cost. In 1999, as a result of reduced claims costs, group insurance expense declined 13%.

     NET OCCUPANCY EXPENSE

     Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate offices throughout Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas.

     Net occupancy expense increased 23% in 2001 and 15% in 2000 due to acquisitions, new and acquired branch offices, rising price levels, and increased business activity. In 1999, occupancy expense declined as costs savings were realized from certain 1998 acquisitions.

     FURNITURE AND EQUIPMENT EXPENSE

     Furniture and equipment expense increased 18% in 2001, 3% in 2000, and 5% in 1999. These increases resulted from acquisitions, rising price levels, expenses related to equipment for new branch offices, and increased depreciation and service contract expenses associated with other new back office and branch equipment.

     OTHER EXPENSES

     Refer to Note O to the consolidated financial statements for an analysis of the significant components of other expense. Increases in this category of expense generally resulted from acquisitions, expanded programs, increased business activity and rising price levels.

     Other non-credit losses increased in 2001 as well as in 2000, but declined in 1999. Other non-credit losses primarily include charges for items unrelated to the extension of credit such as fraud losses, litigation losses, write-downs of other real estate, insurance claims and miscellaneous losses. In 2001, other expenses included $14.4 million of non-recurring costs previously discussed.

     Amortization of excess purchase price increased significantly in 2001. This increase is due to higher levels of excess purchase price, which was recorded in connection with the 2001 acquisitions.

     Amortization of mortgage servicing rights increased in 2001 and 1999, but declined in 2000. Accelerated amortization rates due to the low interest rate environment and increased prepayments of the underlying mortgages combined with the retention of servicing rights on much of Regions mortgage subsidiary's production resulted in additional amortization expense in 2001 and 1999. Mortgage servicing rights amortization expense declined in 2000 due to slower prepayment activity on the underlying mortgages than in other years.

     Included in the other expenses for 2001 is a $2.5 million write-down of mortgage servicing rights, recognized as a result of impairment of mortgage serving assets due to increased prepayments of mortgage loans.

     Gains or losses on sales of mortgages result from changes in the fair market value of mortgages held in inventory while awaiting sale to long-term investors. Purchased commitments covering the sale of mortgages held in inventory are used to mitigate market losses. (See Note M to the consolidated financial statements for additional information.)

     The increase in other miscellaneous expenses in 2001 resulted primarily from increases in travel, insurance costs, safe keeping fees, and equity asset line origination costs paid to third parties.

APPLICABLE INCOME TAX

     Regions' provision for income taxes decreased 2.4% in 2001. This decrease was caused primarily by a 3.2% decline in income before taxes. The Company's effective income tax rates for 2001, 2000, and 1999 were 29.1%, 28.9% and 33.1%, respectively. The effective tax rate increased slightly in 2001, primarily due to certain non-deductible expenses associated with the acquisition of Morgan Keegan.

     During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact, on Regions' effective tax rate applicable to consolidated income before taxes, of the reduction in the subsidiary's taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. Note P to the consolidated financial statements provides additional information about the provision for income taxes.

     Regions' 1998, 1999, 2000 and 2001 consolidated federal income tax returns are open for examination. From time to time Regions engages in business strategies that may also have an effect on its tax liabilities. While the Company has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these strategies. Regions believes adequate provisions for income tax have been recorded for all years open for review.

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

Report of Independent Auditors..............................  49
Consolidated Statements of Condition -- December 31, 2001
  and 2000..................................................  50
Consolidated Statements of Income -- Years ended December
  31, 2001, 2000 and 1999...................................  51
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2001, 2000, and 1999.........................  52
Consolidated Statements of Changes in Stockholders'
  Equity -- Years ended December 31, 2001, 2000 and 1999....  53
Notes to Consolidated Financial Statements -- December 31,
  2001......................................................  55

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Regions Financial Corporation

     We have audited the accompanying consolidated statements of condition of Regions Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Birmingham, Alabama
February 22, 2002

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                 (DOLLAR AMOUNTS IN
                                                                     THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                                        ASSETS
Cash and due from banks.....................................  $ 1,239,598   $ 1,210,872
Interest-bearing deposits in other banks....................      667,186         3,246
Securities held to maturity (aggregate estimated market
  value of $34,054 in 2001 and $3,536,283 in 2000)..........       34,050     3,539,202
Securities available for sale...............................    7,813,109     5,454,969
Trading account assets......................................      741,896        13,437
Mortgage loans held for sale................................      890,193       222,902
Federal funds sold and securities purchased under agreements
  to resell.................................................       92,543        95,550
Margin receivables..........................................      523,941            -0-
Loans.......................................................   31,136,977    31,472,656
Unearned income.............................................     (251,629)      (96,193)
                                                              -----------   -----------
         Loans, net of unearned income......................   30,885,348    31,376,463
Allowance for loan losses...................................     (419,167)     (376,508)
                                                              -----------   -----------
         Net loans..........................................   30,466,181    30,999,955
Premises and equipment......................................      647,176       598,632
Interest receivable.........................................      249,630       349,637
Due from customers on acceptances...........................       63,854       107,912
Other assets................................................    1,953,355     1,091,979
                                                              -----------   -----------
                                                              $45,382,712   $43,688,293
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing......................................  $ 5,085,337   $ 4,512,883
  Interest-bearing..........................................   26,462,986    27,509,608
                                                              -----------   -----------
         Total deposits.....................................   31,548,323    32,022,491
Borrowed funds:
  Short-term borrowings:
    Federal funds purchased and securities sold under
     agreements to repurchase...............................    1,803,177     1,996,812
    Commercial paper........................................       27,750        27,750
    Other short-term borrowings.............................    2,267,473     1,108,580
                                                              -----------   -----------
         Total short-term borrowings........................    4,098,400     3,133,142
  Long-term borrowings......................................    4,747,674     4,478,027
                                                              -----------   -----------
         Total borrowed funds...............................    8,846,074     7,611,169
Bank acceptances outstanding................................       63,854       107,912
Other liabilities...........................................      888,696       488,777
                                                              -----------   -----------
         Total liabilities..................................   41,346,947    40,230,349
Stockholders' equity:
  Preferred stock, par value $1.00 a share:
    Authorized 5,000,000 shares.............................           -0-           -0-
  Common stock, par value $.625 a share:
    Authorized 500,000,000 shares, Issued 230,081,087 shares
     in 2001 and 222,567,831 shares in 2000.................      143,801       139,105
  Surplus...................................................    1,252,809     1,058,733
  Undivided profits.........................................    2,591,962     2,333,285
  Treasury stock, at cost -- 0 shares in 2001 and 2,798,813
    shares in 2000..........................................           -0-      (67,135)
  Unearned restricted stock.................................      (11,234)       (6,952)
  Accumulated other comprehensive income....................       58,427           908
                                                              -----------   -----------
         Total stockholders' equity.........................    4,035,765     3,457,944
                                                              -----------   -----------
                                                              $45,382,712   $43,688,293
                                                              ===========   ===========

---------------

( ) Indicates deduction.

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2001         2000         1999
                                                             ----------   ----------   ----------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
Interest income:
  Interest and fees on loans...............................  $2,458,503   $2,588,143   $2,201,786
  Interest on securities:
     Taxable interest income...............................     445,919      561,974      524,935
     Tax-exempt interest income............................      40,434       41,726       39,484
                                                             ----------   ----------   ----------
          Total interest on securities.....................     486,353      603,700      564,419
  Interest on mortgage loans held for sale.................      41,740       34,511       81,002
  Interest on margin receivables...........................      20,731           -0-          -0-
  Income on federal funds sold and securities purchased
     under agreements to resell............................      17,890        5,537        4,256
  Interest on time deposits in other banks.................      11,083        1,096        1,741
  Interest on trading account assets.......................      19,337        1,256        1,482
                                                             ----------   ----------   ----------
          Total interest income............................   3,055,637    3,234,243    2,854,686
Interest expense:
  Interest on deposits.....................................   1,135,695    1,372,260    1,056,799
  Interest on short-term borrowings........................     188,108      276,243      329,518
  Interest on long-term borrowings.........................     306,341      196,943       42,514
                                                             ----------   ----------   ----------
          Total interest expense...........................   1,630,144    1,845,446    1,428,831
                                                             ----------   ----------   ----------
          Net interest income..............................   1,425,493    1,388,797    1,425,855
Provision for loan losses..................................     165,402      127,099      113,658
                                                             ----------   ----------   ----------
          Net interest income after provision for loan
            losses.........................................   1,260,091    1,261,698    1,312,197
Non-interest income:
  Brokerage and investment banking.........................     358,974       41,303       36,983
  Trust department income..................................      56,681       57,675       53,434
  Service charges on deposit accounts......................     267,263      231,670      194,984
  Mortgage servicing and origination fees..................      97,082       82,732      103,118
  Securities gains (losses)................................      32,106      (39,928)         160
  Other....................................................     169,779      227,758      148,462
                                                             ----------   ----------   ----------
          Total non-interest income........................     981,885      601,210      537,141
Non-interest expense:
  Salaries and employee benefits...........................     879,688      588,857      551,569
  Net occupancy expense....................................      86,901       70,675       61,635
  Furniture and equipment expense..........................      87,727       74,213       72,013
  Other....................................................     469,709      387,437      379,095
                                                             ----------   ----------   ----------
          Total non-interest expense.......................   1,524,025    1,121,182    1,064,312
                                                             ----------   ----------   ----------
          Income before income taxes.......................     717,951      741,726      785,026
Applicable income taxes....................................     209,017      214,203      259,640
                                                             ----------   ----------   ----------
          Net income.......................................  $  508,934   $  527,523   $  525,386
                                                             ==========   ==========   ==========
Average number of shares outstanding.......................     224,733      220,762      221,617
Average number of shares outstanding, diluted..............     227,063      221,989      223,967
Per share:
  Net income...............................................  $     2.26   $     2.39   $     2.37
  Net income, diluted......................................        2.24         2.38         2.35
  Cash dividends declared..................................        1.12         1.08         1.00

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                                      (AMOUNTS IN THOUSANDS)
Operating activities:
  Net income................................................  $   508,934   $   527,523   $   525,386
  Adjustments to reconcile net cash provided by operating
    activities:
    Gain from divestiture of banking interests..............           -0-           -0-      (18,399)
    Gain on sale of credit card portfolio...................           -0-      (67,220)           -0-
    Gain on sale of specialty finance division..............           -0-       (4,113)           -0-
    Depreciation and amortization of premises and
      equipment.............................................       69,260        63,838        60,424
    Provision for loan losses...............................      165,402       127,099       113,658
    Net (accretion) of securities...........................       (2,224)       (3,729)         (775)
    Amortization of loans and other assets..................      109,486        78,218        71,148
    Accretion of deposits and borrowings....................          941           714           725
    Provision for losses on other real estate...............        1,134         1,184           507
    Deferred income taxes...................................       23,690        95,094        10,217
    Loss (gain) on sale of premises and equipment...........        2,126        (1,165)       (1,416)
    Realized security (gains) losses........................      (32,106)       39,928          (160)
    (Increase) decrease in trading account assets...........     (138,461)        1,106        34,844
    (Increase) decrease in mortgages held for sale..........     (663,797)      344,229       360,537
    (Increase) decrease in margin receivable................         (823)           -0-           -0-
    Decrease (increase) in interest receivable..............      102,477       (34,804)       (5,648)
    (Increase) in other assets..............................     (282,164)     (160,253)      (72,157)
    Increase (decrease) in other liabilities................       99,140       (59,715)      (86,591)
    Stock issued to employees under incentive plan..........           -0-        3,088         4,959
    Other...................................................        4,872         3,026         2,259
                                                              -----------   -----------   -----------
         Net cash (used) provided by operating activities...      (32,113)      954,048       999,518
Investing activities:
  Net decrease (increase) in loans..........................      692,109    (3,112,075)   (3,302,893)
  Proceeds from sale of credit card portfolio...............           -0-      344,785            -0-
  Proceeds from sale of specialty finance division..........           -0-        8,063            -0-
  Proceeds from sale of securities available for sale.......      553,523     1,332,916         6,711
  Proceeds from maturity of securities held to maturity.....      153,581       588,846       454,979
  Proceeds from maturity of securities available for sale...    4,577,170       883,401     1,924,258
  Purchase of securities held to maturity...................      (21,746)      (42,467)   (1,529,850)
  Purchase of securities available for sale.................   (3,828,818)     (484,469)   (3,828,310)
  Net (increase) decrease in interest-bearing deposits in
    other banks.............................................     (120,433)       13,056       158,521
  Proceeds from sale of premises and equipment..............       10,227        86,093        25,625
  Purchase of premises and equipment........................      (83,390)     (150,044)     (111,143)
  Net decrease (increase) in customers' acceptance
    liability...............................................       44,058       (35,814)      (15,052)
  Acquisitions net of cash acquired.........................      (19,437)      218,764       195,485
                                                              -----------   -----------   -----------
         Net cash provided (used) by investing activities...    1,956,844      (348,945)   (6,021,669)
Financing activities:
  Net (decrease) increase in deposits.......................     (865,960)    1,279,720       794,881
  Net (decrease) increase in short-term borrowings..........     (567,108)   (4,565,755)    3,111,469
  Proceeds from long-term borrowings........................    1,154,785     3,644,077     3,154,206
  Payments on long-term borrowings..........................     (928,961)     (917,074)   (1,983,385)
  Proceeds from recapitalization of subsidiary..............           -0-      150,000            -0-
  Net (decrease) increase in bank acceptance liability......      (44,058)       35,814        15,052
  Cash dividends............................................     (250,257)     (238,447)     (221,928)
  Purchase of treasury stock................................     (406,733)     (149,119)     (255,271)
  Proceeds from exercise of stock options...................        9,280         2,607        13,676
                                                              -----------   -----------   -----------
         Net cash (used) provided by financing activities...   (1,899,012)     (758,177)    4,628,700
                                                              -----------   -----------   -----------
         Increase (decrease) in cash and cash equivalents...       25,719      (153,074)     (393,451)
Cash and cash equivalents at beginning of year..............    1,306,422     1,459,496     1,852,947
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $ 1,332,141   $ 1,306,422   $ 1,459,496
                                                              ===========   ===========   ===========

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                ACCUMULATED
                                                                                   OTHER       TREASURY    UNEARNED
                                           COMMON                 UNDIVIDED    COMPREHENSIVE    STOCK,    RESTRICTED
                                           STOCK      SURPLUS      PROFITS     INCOME (LOSS)   AT COST      STOCK        TOTAL
                                          --------   ----------   ----------   -------------   --------   ----------   ----------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE AT JANUARY 1, 1999..............  $138,316   $1,147,357   $1,729,334     $  24,952     $(32,603)   $ (6,955)   $3,000,401
Comprehensive income:
  Net income............................                             525,386                                              525,386
  Unrealized losses on available for
    sale securities, net of
    reclassification adjustment.........                                          (160,052)                              (160,052)
                                                                  ----------     ---------                             ----------
  Comprehensive income..................                             525,386      (160,052)                               365,334
Equity from immaterial poolings of
  interests.............................     1,085       12,410       11,417                                               24,912
Cash dividends declared:
  Regions-$1.00 per share...............                            (221,928)                                            (221,928)
Purchase of treasury stock..............                                                       (255,271)                 (255,271)
Treasury stock retired relating to
  acquisitions accounted for as
  purchases.............................    (2,786)    (156,685)                                159,471                        -0-
Stock issued for acquisitions...........     2,786      128,735                                                           131,521
Retirement of treasury stock............    (2,331)    (126,072)                                128,403                        -0-
Stock issued to employees under
  incentive plan, net...................        68        4,163                                                 (24)        4,207
Stock options exercised.................       759       12,917                                                            13,676
Amortization of unearned restricted
  stock.................................                                                                      2,260         2,260
                                          --------   ----------   ----------     ---------     --------    --------    ----------
BALANCE AT DECEMBER 31, 1999............  $137,897   $1,022,825   $2,044,209     $(135,100)    $     -0-   $ (4,719)   $3,065,112
Comprehensive income:
  Net income............................                             527,523                                              527,523
  Unrealized gains on available for sale
    securities, net of reclassification
    adjustment..........................                                           136,008                                136,008
                                                                  ----------     ---------                             ----------
  Comprehensive income..................                             527,523       136,008                                663,531
Cash dividends declared:
  Regions-$1.08 per share...............                            (238,447)                                            (238,447)
Purchase of treasury stock..............                                                       (149,119)                 (149,119)
Treasury stock retired relating to
  acquisitions accounted for as
  purchases.............................    (2,342)     (79,642)                                 81,984                        -0-
Stock issued for acquisitions...........     3,112      108,545                                                           111,657
Stock issued to employees under
  incentive plan, net...................       198        4,638                                              (5,258)         (422)
Stock options exercised.................       240        2,367                                                             2,607
Amortization of unearned restricted
  stock.................................                                                                      3,025         3,025
                                          --------   ----------   ----------     ---------     --------    --------    ----------
BALANCE AT DECEMBER 31, 2000............  $139,105   $1,058,733   $2,333,285     $     908     $(67,135)   $ (6,952)   $3,457,944
Comprehensive income:
  Net income............................                             508,934                                              508,934
  Unrealized gains on available for sale
    securities, net of reclassification
    adjustment..........................                                            64,422                                 64,422
  Other comprehensive loss from
    derivatives.........................                                            (6,903)                                (6,903)
                                                                  ----------     ---------                             ----------
  Comprehensive income..................                             508,934        57,519                                566,453
Cash dividends declared:
  Regions-$1.12 per share...............                            (250,257)                                            (250,257)
Purchase of treasury stock..............                                                       (406,733)                 (406,733)
Treasury stock retired relating to
  acquisitions accounted for as
  purchases.............................   (10,317)    (463,551)                                473,868                        -0-
Stock issued for acquisitions...........    14,392      641,929                                                           656,321
Stock issued to employees under
  incentive plan, net...................       158        6,881                                              (8,592)       (1,553)

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                                                ACCUMULATED
                                                                                   OTHER       TREASURY    UNEARNED
                                           COMMON                 UNDIVIDED    COMPREHENSIVE    STOCK,    RESTRICTED
                                           STOCK      SURPLUS      PROFITS     INCOME (LOSS)   AT COST      STOCK        TOTAL
                                          --------   ----------   ----------   -------------   --------   ----------   ----------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Stock options exercised.................       463        8,817                                                             9,280
Amortization of unearned restricted
  stock.................................                                                                      4,310         4,310
                                          --------   ----------   ----------     ---------     --------    --------    ----------
BALANCE AT DECEMBER 31, 2001............  $143,801   $1,252,809   $2,591,962     $  58,427     $     -0-   $(11,234)   $4,035,765
                                          ========   ==========   ==========     =========     ========    ========    ==========
DISCLOSURE OF 2001 RECLASSIFICATION
  AMOUNT:
Unrealized holding gains on
  available for sale securities
  arising during the period.................................................     $  85,291
Less:
Reclassification
  adjustment, net of tax, for
  net gains realized in net
  income....................................................................        20,869
Other comprehensive loss
  from derivatives..........................................................         6,903
                                                                                 ---------
Comprehensive income,
  net of taxes of $37,931...................................................     $  57,519
                                                                                 =========

---------------

( ) Indicates deduction.

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Regions Financial Corporation (Regions or the Company), conform with accounting principles generally accepted in the United States and with general financial service industry practices. Regions provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. The Company is subject to intense competition from other financial institutions and is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

     Debt securities are classified as securities held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost.

     Debt securities not classified as securities held to maturity or trading account assets, and marketable equity securities not classified as trading account assets, are classified as securities available for sale. Securities available for sale are stated at estimated fair value, with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.

     The amortized cost of debt securities classified as securities held to maturity or securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security, using the effective yield method. Such amortization or accretion is included in interest on securities. Realized gains and losses are included in securities gains (losses). The cost of the securities sold is based on the specific identification method.

     In January 2001, upon adoption of FAS 133, Regions elected to reclassify $3.4 billion of securities from the held to maturity category to the available for sale category. At the time of transfer, the unrealized loss associated with the securities reclassified totaled $2.1 million.

TRADING ACCOUNT ASSETS

     Trading account assets, which are held for the purpose of selling at a profit, consist of debt and marketable equity securities and are carried at estimated market value. Gains and losses, both realized and unrealized, are included in brokerage income. Trading account gains totaled $21.6 million, $534,000 and $1.2 million in 2001, 2000 and 1999, respectively.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale have been designated as one of the hedged items in a fair value hedging relationship under FAS 133. Therefore, to the extent changes in fair value are attributable to the interest rate risk being hedged, the change in fair value is recognized in income as an adjustment to the carrying amount of mortgage loans held for sale. Otherwise, mortgage loans held for sale are accounted for under the lower of cost or market method. The fair values are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics. Gains and losses on mortgages held for sale are included in other expense.

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

MARGIN RECEIVABLES

     Margin receivables, which represent funds advanced to broker/dealer customers for the purchase of securities, are carried at cost and secured by certain marketable securities in the customer's brokerage account.

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

INTANGIBLE ASSETS

     Intangible assets, consisting of (1) the excess of cost over the fair value of net assets of acquired businesses (excess purchase price) and (2) amounts capitalized for the right to service mortgage loans, are included in other assets. The excess of cost over the fair value of net assets of acquired businesses, which totaled $1,030,441,000 (net of accumulated amortization of $197.8 million) at December 31, 2001, and $473,807,000 (net of accumulated amortization of $145.7 million) at December 31, 2000, is being amortized over periods of 12 to 25 years, principally using the straight-line method of amortization.

     Amounts capitalized for the right to service mortgage loans, which totaled $136,594,000 at December 31, 2001 and $129,568,000 at December 31, 2000, are
being amortized over the estimated remaining servicing life of the loans, considering appropriate prepayment assumptions. The estimated fair values of capitalized mortgage servicing rights were $202 million and $266 million at December 31, 2001 and 2000, respectively. The fair value of mortgage servicing rights is calculated by discounting estimated future cash flows from the servicing assets, using market discount rates, and using expected future prepayment rates. In 2001, 2000 and 1999, Regions capitalized $48.8 million, $26.9 million and $37.5 million in mortgage servicing rights, respectively. In 2001, 2000 and 1999, Regions' amortization of mortgage servicing rights was $41.4 million, $33.6 million and $35.2 million, respectively. Intangible assets are evaluated periodically for impairment. For purposes of evaluating impairment, the Company stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and note rate. Changes in interest rates, prepayment speeds, or other factors, could result in impairment of the servicing asset and a charge against earnings.

     The Company's excess purchase price is reviewed periodically to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of the business unit, or other factors could result in a decline in the projected fair value. If the projected fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies, and manage other exposures. All derivative financial instruments are recognized on the statement of condition as assets or liabilities at fair value as required by FAS 133.

     Derivative financial instruments that qualify under FAS 133 in a hedging relationship are designated, based on the exposure being hedged, as either fair value or cash flow hedges. Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs.

     Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings during the period of change. Amounts recorded in other comprehensive income are amortized to earnings in the period or periods during which the hedged item impacts earnings. For derivative financial instruments not designated as a fair value or cash flow hedges, gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value.

     The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective and strategy for entering various hedge transactions. The Company performs an assessment, at inception and on an ongoing basis, whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future.

PENSION, PROFIT-SHARING AND 401(K) PLANS

     Regions has pension, profit-sharing and 401(k) plans covering substantially all employees. Annual contributions to the profit-sharing plans are determined at the discretion of the Board of Directors. Regions' contributions to the 401(k) plan are determined using a multiple of the employee's contribution to the plan, based on the employee's length of service. The 401(k) match is invested in Regions' common stock. Pension expense is computed using the projected unit credit (service prorate) actuarial cost method and the pension plan is funded using the aggregate actuarial cost method. Annual contributions to all the plans do not exceed the maximum amounts allowable for federal income tax purposes.

INCOME TAXES

     Regions and its subsidiaries file a consolidated federal income tax return. Regions accounts for income taxes using the liability method pursuant to Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Under this method, the Company's deferred tax assets and liabilities were determined by applying federal and state tax rates currently in effect to its cumulative temporary book/tax differences. Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred taxes are provided as a result of such temporary differences.

     From time to time the company engages in business strategies that may also have an effect on its tax liabilities. If the tax effects of a strategy are significant, the company's practice is to obtain the opinion of advisors that the tax effects of such strategies should prevail if challenged.

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

STATEMENT OF CASH FLOWS

     Cash equivalents include cash and due from banks and federal funds sold and securities purchased under agreements to resell. Regions paid $1.7 billion in 2001, $1.8 billion in 2000, and $1.4 billion in 1999 for interest on deposits and borrowings. Income tax payments totaled $152 million for 2001, $278 million for 2000, and $216 million for 1999. Loans transferred to other real estate totaled $74 million in 2001, $58 million in 2000, and $30 million in 1999. The securitization of loans during 1999 resulted in the transfer of $1.3 billion from loans to securities available for sale. In December 2001, Regions retired
1.8 million shares of treasury stock, with a cost of $52.5 million. Additionally, in December 1999, Regions retired 6.2 million shares of treasury stock, with a cost of $212.5 million.

NOTE B.  RESTRICTIONS ON CASH AND DUE FROM BANKS

     Regions' subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the year ended December 31, 2001 and 2000 was approximately $9.4 million and $7.6 million, respectively.

NOTE C.  SECURITIES

     The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2001, are as follows:

                                                                  DECEMBER 31, 2001
                                                  -------------------------------------------------
                                                                 GROSS        GROSS      ESTIMATED
                                                               UNREALIZED   UNREALIZED      FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
SECURITIES HELD TO MATURITY:
U.S. Treasury & Federal agency securities.......  $   30,541    $     -0-     $ (79)     $   30,462
Obligations of states and political
  subdivisions..................................       3,131          83         -0-          3,214
Other securities................................         378          -0-        -0-            378
                                                  ----------    --------      -----      ----------
          Total.................................  $   34,050    $     83      $ (79)     $   34,054
                                                  ==========    ========      =====      ==========
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury & Federal agency securities.......  $  735,736    $  5,722      $  -0-     $  741,458
Obligations of states and political
  subdivisions..................................     694,459      17,107        (19)        711,547
Mortgage backed securities......................   5,983,300      82,079       (157)      6,065,222
Other securities................................       9,181          24         -0-          9,205
Equity securities...............................     285,817          65       (205)        285,677
                                                  ----------    --------      -----      ----------
          Total.................................  $7,708,493    $104,997      $(381)     $7,813,109
                                                  ==========    ========      =====      ==========

     The cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2001 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 2001
                                                              -----------------------
                                                                           ESTIMATED
                                                                              FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
SECURITIES HELD TO MATURITY:
Due in one year or less.....................................  $   10,463   $   10,398
Due after one year through five years.......................      20,433       20,482
Due after five years through ten years......................       2,532        2,564
Due after ten years.........................................         622          610
                                                              ----------   ----------
          Total.............................................  $   34,050   $   34,054
                                                              ==========   ==========
SECURITIES AVAILABLE FOR SALE:
Due in one year or less.....................................  $   81,535   $   82,512
Due after one year through five years.......................     774,806      786,348
Due after five years through ten years......................     386,025      392,270
Due after ten years.........................................     197,010      201,080
Mortgage backed securities..................................   5,983,300    6,065,222
Equity securities...........................................     285,817      285,677
                                                              ----------   ----------
          Total.............................................  $7,708,493   $7,813,109
                                                              ==========   ==========

     Proceeds from sales of securities available for sale in 2001, were $554 million. Gross realized gains and losses were $36.7 million and $4.6 million, respectively. Proceeds from sales of securities available for sale in 2000 were $1.3 billion, with gross realized gains and losses of $768,000 and $40.7 million, respectively.

Proceeds from sales of securities available for sale in 1999 were $6.7 million with gross realized gains and losses of $167,000 and $7,000, respectively.

     In 2001, upon adoption of FAS 133, Regions elected to reclassify a significant portion of securities from held to maturity category to available for sale category.

     The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2000, are as follows:

                                                                     DECEMBER 31, 2000
                                                     -------------------------------------------------
                                                                    GROSS        GROSS      ESTIMATED
                                                                  UNREALIZED   UNREALIZED      FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                     ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS)
SECURITIES HELD TO MATURITY:
U.S. Treasury & Federal agency securities..........  $2,573,461    $   507      $(12,733)   $2,561,235
Obligations of states and political subdivisions...     670,252     11,220            -0-      681,472
Mortgage backed securities.........................     295,477        656        (2,569)      293,564
Other securities...................................          12         -0-           -0-           12
                                                     ----------    -------      --------    ----------
          Total....................................  $3,539,202    $12,383      $(15,302)   $3,536,283
                                                     ==========    =======      ========    ==========
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury & Federal agency securities..........  $  766,079    $19,466      $     (8)   $  785,537
Obligations of states and political subdivisions...     139,814      2,374          (115)      142,073
Mortgage backed securities.........................   4,276,363      1,651       (22,581)    4,255,433
Other securities...................................       1,262         34            (2)        1,294
Equity securities..................................     270,018        614            -0-      270,632
                                                     ----------    -------      --------    ----------
          Total....................................  $5,453,536    $24,139      $(22,706)   $5,454,969
                                                     ==========    =======      ========    ==========

     Securities with carrying values of $5,466,650,000 and $6,108,564,000 at December 31, 2001, and 2000, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

NOTE D.  LOANS

     The loan portfolio at December 31, 2001 and 2000, consisted of the following:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Commercial..................................................  $ 9,912,027   $ 9,070,249
Real estate-construction....................................    3,673,189     3,279,037
Real estate-mortgage........................................   11,315,761    13,129,200
Consumer....................................................    6,236,000     5,994,170
                                                              -----------   -----------
                                                               31,136,977    31,472,656
Unearned income.............................................     (251,629)      (96,193)
                                                              -----------   -----------
          Total.............................................  $30,885,348   $31,376,463
                                                              ===========   ===========

     Directors and executive officers of Regions and its principal subsidiaries, including the directors' and officers' families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2001, and 2000, were approximately $102 million and $220 million respectively. During 2001, $19 million of new loans were made and repayments totaled $137 million. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

     Loans sold with recourse totaled $1.1 billion and $1.5 billion at December 31, 2001, and 2000, respectively.

     The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Louisiana, Georgia, North Carolina, South Carolina, northwest and central Florida, Texas, and Tennessee.

     The recorded investment in impaired loans was $180 million at December 31, 2001, and $129 million at December 31, 2000. The average amount of impaired loans during 2001 was $171 million.

     In March 2000, Regions completed the sale of its $278 million credit card portfolio. As a result of the transaction, Regions recognized a $67.2 million pre-tax gain ($44.0 million after tax), which is included in other non-interest income on the consolidated statement of income. For a summary of non-interest income, refer to Note O of the consolidated financial statements.

NOTE E.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses follows:

                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Balance at beginning of year................................  $ 376,508   $ 338,375   $ 315,412
  Allowance of purchased institutions at acquisition date...      4,098       5,142       8,493
  Provision charged to operating expense....................    165,402     127,099     113,658
Loan losses:
  Charge-offs...............................................   (169,049)   (131,746)   (129,237)
  Recoveries................................................     42,208      37,638      30,049
                                                              ---------   ---------   ---------
  Net loan losses...........................................   (126,841)    (94,108)    (99,188)
                                                              ---------   ---------   ---------
Balance at end of year......................................  $ 419,167   $ 376,508   $ 338,375
                                                              =========   =========   =========

NOTE F.  PREMISES AND EQUIPMENT

     A summary of premises and equipment follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  129,011   $  122,862
Premises....................................................     602,798      556,355
Furniture and equipment.....................................     473,500      393,716
Leasehold improvements......................................      55,342       55,668
                                                              ----------   ----------
                                                               1,260,651    1,128,601
Allowances for depreciation and amortization................    (613,475)    (529,969)
                                                              ----------   ----------
          Total.............................................  $  647,176   $  598,632
                                                              ==========   ==========

     Net occupancy expense is summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Gross occupancy expense.....................................  $96,837   $79,245   $69,853
Less rental income..........................................    9,936     8,570     8,218
                                                              -------   -------   -------
  Net occupancy expense.....................................  $86,901   $70,675   $61,635
                                                              =======   =======   =======

NOTE G.  OTHER REAL ESTATE

     Other real estate acquired in satisfaction of indebtedness ("foreclosure") is carried in other assets at the lower of the recorded investment in the loan or the estimated net realizable value of the collateral. Other real estate totaled $40,872,000 at December 31, 2001, and $28,443,000 at December 31, 2000.
Gain or loss on the sale of other real estate is included in other expense.

NOTE H.  DEPOSITS

     The following schedule presents the detail of interest-bearing deposits:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing transaction accounts.......................  $   843,749   $   438,644
Interest-bearing accounts in foreign office.................    3,252,853     3,627,365
Savings accounts............................................    1,317,435     1,239,748
Money market savings accounts...............................    9,558,502     7,469,967
Certificates of deposit ($100,000 or more)..................    3,252,239     4,153,204
Time deposits ($100,000 or more)............................      367,310       508,168
Other interest-bearing deposits.............................    7,870,898    10,072,512
                                                              -----------   -----------
          Total.............................................  $26,462,986   $27,509,608
                                                              ===========   ===========

     The following schedule details interest expense on deposits:

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2001         2000         1999
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Interest-bearing transaction accounts......................  $   10,831   $   16,388   $   19,343
Interest-bearing accounts in foreign office................     180,375      207,822       71,920
Savings accounts...........................................      14,106       20,051       23,743
Money market savings accounts..............................     187,299      219,133      225,327
Certificates of deposit ($100,000 or more).................     235,959      271,605      226,146
Other interest-bearing deposits............................     507,125      637,261      490,320
                                                             ----------   ----------   ----------
          Total............................................  $1,135,695   $1,372,260   $1,056,799
                                                             ==========   ==========   ==========

     The aggregate amount of maturities of all time deposits in each of the next five years is as follows: 2002-$4.9 billion; 2003-$3.5 billion; 2004-$589.1 million; 2005-$656.7 million; and 2006-$210.6 million.

NOTE I.  BORROWED FUNDS

     Following is a summary of short-term borrowings:

                                                                         DECEMBER 31
                                                             ------------------------------------
                                                                2001         2000         1999
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Federal funds purchased....................................  $1,523,666   $1,906,781   $4,596,540
Securities sold under agreements to repurchase.............     279,511       90,031    1,018,073
Federal Home Loan Bank structured notes....................   1,100,000    1,100,000      950,000
Federal Home Loan Bank advances............................          -0-          -0-     600,000
Notes payable to unaffiliated banks........................     151,300        7,800      400,000
Commercial paper...........................................      27,750       27,750       56,750
Treasury tax and loan note.................................          -0-          -0-       2,229
Due to brokerage customers.................................     932,781           -0-          -0-
Short sale liability.......................................      83,392          780        1,393
                                                             ----------   ----------   ----------
          Total............................................  $4,098,400   $3,133,142   $7,624,985
                                                             ==========   ==========   ==========

                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                                2001         2000         1999
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Maximum amount outstanding at any month-end:
  Federal funds purchased and securities sold under
     agreements to repurchase..............................  $2,817,611   $4,460,134   $5,614,613
  Aggregate short-term borrowings..........................   5,160,424    5,722,597    8,475,717
Average amount outstanding (based on average of daily
  balances)................................................   4,132,264    4,408,689    6,502,860
Weighted average interest rate at year end.................         3.2%         6.5%         5.6%
Weighted average interest rate on amounts outstanding
  during the year (based on average of daily balances).....         4.6%         6.3%         5.1%

     Federal funds purchased and securities sold under agreements to repurchase had weighted average maturities of two, two, and ten days at December 31, 2001, 2000 and 1999, respectively. Weighted average rates on these dates were 1.7%, 6.5%, and 5.4%, respectively.

     Federal Home Loan Bank structured notes have an original stated maturity ranging from two to five years but are callable within one year. The structured notes had weighted average rates of 6.4%, 6.4% and 5.0% at December 31, 2001, 2000 and 1999, respectively.

     The Federal Home Loan Bank advances represent borrowings with original stated maturities of less than one year. These notes had a weighted average interest rate on December 31, 1999, of 6.1%. No Federal Home Loan Bank advances, with an original maturity of less than one year, were outstanding as of December 31, 2001 or 2000.

     Regions brokerage subsidiary maintains certain lines of credit with unaffiliated banks that provides for maximum borrowings of $505 million. As of December 31, 2001, $151.3 million was outstanding under these agreements with a weighted average interest rate of 1.9%.

     Commercial paper maturities ranged from 4 to 714 days at December 31, 2001, from 218 to 718 days at December 31, 2000 and from 4 to 689 days at December 31, 1999. Weighted average maturities were 392, 422 and 481 days at December 31, 2001, 2000 and 1999, respectively. The weighted average interest rates on these dates were 5.5%, 6.5% and 5.8%, respectively.

     Through its brokerage subsidiary, Regions maintains a due to brokerage customer position, which represents uninvested funds in the customers' brokerage account. At December 31, 2001, these funds had an interest rate of 2.3%.

     The short-sale liability represents Regions' trading obligation to deliver certain securities at a predetermined date and price. These securities had weighted average interest rates of 4.1%, 5.4% and 4.4% at December 31, 2001, 2000 and 1999, respectively.

     Long-term borrowings consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
7.80% subordinated notes....................................  $   75,000   $   75,000
7.65% subordinated notes....................................          -0-      25,000
7.75% subordinated notes....................................     100,000      100,000
7.00% subordinated notes....................................     500,000           -0-
Federal Home Loan Bank structured notes.....................   3,555,000    3,555,000
Federal Home Loan Bank advances.............................     150,520      656,382
Trust preferred securities..................................     291,838           -0-
Industrial development revenue bonds........................       2,400        2,600
Other notes payable.........................................      72,916       64,045
                                                              ----------   ----------
          Total.............................................  $4,747,674   $4,478,027
                                                              ==========   ==========

     In March 2001, Regions issued $500 million of 7.00% subordinated notes, due March 1, 2011. The $25 million of 7.65% subordinated notes originally issued in July 1994, matured in August 2001. In September 1994, Regions issued $100 million of 7.75% subordinated notes, due September 15, 2024. The $100 million of 7.75% subordinated notes may be redeemed in whole or in part at the option of the holders thereof on September 15, 2004, at 100% of the principal amount to be redeemed, together with accrued interest. In December 1992, Regions issued $75 million of 7.80% subordinated notes, due December 1, 2002. All issues of these notes are subordinated and subject in right of payment of principal and interest to the prior payment in full of all senior indebtedness of the Company, generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above, qualify as "Tier 2 capital" under Federal Reserve guidelines.

     Federal Home Loan Bank structured notes have a stated original ten year maturity but are callable between one to two years. The structured notes had a weighted average interest rate of 6.0% at December 31, 2001.

     Federal Home Loan Bank advances represent borrowings with fixed interest rates ranging from 4.8% to 8.1% and with maturities of one to nineteen years. These borrowings, as well as the short-term borrowings from the Federal Home Loan Bank, are secured by Federal Home Loan Bank stock (carried at cost of $244.0 million) and by first mortgage loans on one-to-four family dwellings held by the bank subsidiary (approximately $3.8 billion at December 31, 2001). The maximum amount that could be borrowed from Federal Home Loan Banks under the current borrowing agreements and without further investment in Federal Home Loan Bank stock is approximately $7 billion.

     In February 2001, Regions issued $288 million of 8.00% trust preferred securities. These securities have a 30-year term, are callable in five years and qualify as Tier 1 Capital. In addition, Regions assumed $4 million of trust preferred securities in connection with an acquisition.

     The industrial development revenue bonds mature on July 1, 2008, with principal of $200,000 payable annually and interest at a tax effected prime rate payable monthly.

     Other notes payable at December 31, 2001, had a weighted average interest rate of 7.5% and a weighted average maturity of 10.0 years.

     The aggregate amount of maturities of all long-term debt in each of the next five years is as follows: 2002-$188,455,571; 2003-$2,801,846;
2004-$101,619,721; 2005-$1,396,407; 2006-$1,281,215.

     Substantially all consolidated net assets are owned by the subsidiaries and the primary source of operating cash available to Regions is provided by dividends from the subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary bank can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital to asset ratios at banking subsidiaries. At December 31, 2001, the banking subsidiary could pay approximately $265 million in dividends without prior approval.

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

NOTE J.  EMPLOYEE BENEFIT PLANS

     Regions has a defined benefit pension plan covering substantially all employees employed at or before December 31, 2000. After January 1, 2001, the plan is closed to new entrants. Benefits under the plan are based on years of service and the employee's highest five years of compensation during the last ten years of employment. Regions' funding policy is to contribute annually at least the amount required by IRS minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

     The Company also sponsors a supplemental executive retirement program, which is a non-qualified plan that provides certain senior executive officers defined pension benefits in relation to their compensation.

     The following table sets forth the plans' funded status, using a September 30 measurement date, and amounts recognized in the consolidated statement of condition:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $214,180   $199,116
Service cost................................................     9,924      8,861
Interest cost...............................................    17,236     15,557
Actuarial losses............................................    19,654      1,166
Benefit payments............................................   (11,595)   (10,520)
                                                              --------   --------
Projected benefit obligation, end of year...................  $249,399   $214,180
                                                              ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $277,076   $257,180
Actual return on plan assets................................   (23,857)    30,017
Company contributions.......................................       551        399
Benefit payments............................................   (11,595)   (10,520)
                                                              --------   --------
Fair value of plan assets, end of year......................  $242,175   $277,076
                                                              ========   ========
Funded status of plan.......................................  $ (7,224)  $ 62,896
Unrecognized net actuarial loss (gain)......................    44,358    (25,168)
Unamortized prior service cost..............................    (3,268)    (3,875)
                                                              --------   --------
Prepaid pension cost........................................  $ 33,866   $ 33,853
                                                              ========   ========

     Net pension cost included the following components:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Service cost-benefits earned during the period.........  $  9,924   $  8,861   $ 10,572
Interest cost on projected benefit obligation..........    17,236     15,557     14,791
Expected (return) on plan assets.......................   (25,845)   (24,003)   (22,026)
Net (deferral).........................................      (777)    (1,083)    (1,146)
                                                         --------   --------   --------
Net periodic pension expense (benefit).................  $    538   $   (668)  $  2,191
                                                         ========   ========   ========

     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.75% and 4.50%, respectively, at December 31, 2001; 8.25% and 4.50%, respectively, at December 31, 2000; and 8.00% and 4.50%, respectively, at December 31, 1999. The expected long-term rate of return on plan assets was 9.5% at December 31, 2001, 2000, and 1999.

     Contributions to employee profit sharing plans totaled $28,125,000 and $24,300,000 for 2000 and 1999, respectively. Beginning with the 2001 plan year, Regions' employees could elect to receive their profit sharing contribution as a cash payment or defer it into their 401(k) account. Contributions in 2001 totaled $16,422,0000, with $9,357,000 paid in cash and $7,065,000 deferred into the 401(k) plan.

     Beginning in 2001, Regions modified the existing 401(k) plan to incorporate a company match of employee contributions. This match, ranging from 150% to 200% of the employee contribution (up to 3% of annual salary), is based on time of service and is invested in Regions common stock. In 2001, Regions contribution to the 401(k) plan on behalf of employees totaled $14.3 million.

     The 2000 contribution to the employee stock ownership plan totaled $3,125,000 compared to $2,700,000 in 1999. Contributions were used to purchase Regions common stock for the benefit of participating employees. The employee stock ownership plan was discontinued effective January 1, 2001.

     Contributions to the employee stock purchase plan in 2000 and 1999 were $2,197,000 and $2,171,000, respectively. The employee stock purchase plan was discontinued effective January 1, 2001.

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

     The following table sets forth the plan's funded status, using a September 30 measurement date, and amounts recognized in the consolidated statement of condition:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $ 18,265   $ 15,494
Service cost................................................     1,367      1,106
Interest cost...............................................     1,466      1,208
Actuarial losses............................................     3,105      1,446
Benefit payments............................................    (1,207)      (989)
                                                              --------   --------
Projected benefit obligation, end of year...................  $ 22,996   $ 18,265
                                                              ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $    247   $    182
Actual return on plan assets................................        -0-        -0-
Company contributions.......................................     1,285      1,054
Benefit payments............................................    (1,207)      (989)
                                                              --------   --------
Fair value of plan assets, end of year......................  $    325   $    247
                                                              ========   ========
Funded status of plan.......................................  $(22,671)  $(18,018)
Recognized net actuarial loss...............................     8,211      5,774
                                                              --------   --------
Accrued postretirement benefit cost.........................  $(14,460)  $(12,244)
                                                              ========   ========

     Net periodic postretirement benefit cost included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Service cost-benefits earned during the period..............  $1,367   $1,106   $1,234
Interest cost on benefit obligation.........................   1,466    1,208    1,219
Net amortization............................................     590      590      591
Recognized (gain)...........................................      -0-    (126)      -0-
                                                              ------   ------   ------
Net periodic postretirement benefit cost....................  $3,423   $2,778   $3,044
                                                              ======   ======   ======

     The assumed health care cost trend rate was 7.6% for 2002 and is assumed to decrease gradually to 5.1% by 2007 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2001, by $2,236,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2001 by $345,000. Decreasing the assumed health care cost trend rates by one percentage in each year would decrease the accumulated postretirement benefit obligation at December 31, 2001, by $1,972,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2001 by $321,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at December 31, 2001, and 8.25% at December 31, 2000.

NOTE K.  LEASES

     Rental expense for all leases amounted to approximately $36,492,000, $19,241,000 and $16,523,000 for 2001, 2000 and 1999, respectively. The approximate future minimum rental commitments as of December 31, 2001, for all noncancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

                                                              EQUIPMENT   PREMISES    TOTAL
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
2002........................................................   $1,064     $ 27,265   $ 28,329
2003........................................................    1,039       23,852     24,891
2004........................................................      632       19,914     20,546
2005........................................................      429       16,444     16,873
2006........................................................      377       11,952     12,329
2007-2011...................................................      367       23,034     23,401
2012-2016...................................................      436       11,515     11,951
2017-2021...................................................      448        2,987      3,435
2022-End....................................................    1,877          676      2,553
                                                               ------     --------   --------
          Total.............................................   $6,669     $137,639   $144,308
                                                               ======     ========   ========

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

     Loan commitments totaled $6.5 billion at December 31, 2001, and $6.3 billion at December 31, 2000. Standby letters of credit were $926.6 million at December 31, 2001, and $762.7 million at December 31, 2000. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $39.8 million at December 31, 2001, and $48.1 million at December 31, 2000.

     The Company and its affiliates are defendants in litigation and claims arising from the normal course of business. Based on consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material effect on Regions' consolidated financial statements.

NOTE M.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Regions maintains positions in derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies, and to manage other risk exposures. The most common derivative instruments are forward rate agreements, interest rate swaps, and put and call options. For those derivative contracts that qualify for hedge accounting, according to Statement of Financial Accounting Standards No. 133, Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note A to the consolidated financial statements.

     Regions utilizes certain derivative instruments to hedge the variability of cash flows related to interest payments under debt instruments. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. During 2001, Regions booked $7.5 million to other comprehensive income as a result of cash flow hedges, of which approximately $600,000 was amortized to interest expense. For the year ended December 31, 2001, Regions recognized a $6.9 million loss in other comprehensive income related to cash flow hedges. The company will amortize this loss into earnings in conjunction with the recognition of interest payments through 2011. The amount expected to be reclassified during the next twelve months is $1.4 million. Other non-interest expense for the year ended December 31, 2001 included a gain of $835,000 attributable to cash flow hedge ineffectiveness. No gains or losses were recognized during 2001 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

     Regions hedges the changes in fair value of assets or firm commitments using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. For the year ended December 31, 2001, Regions recognized a net hedging loss of $16,000 in other non-interest expense attributable to ineffectiveness in fair value hedges of forward contracts. The gross contract amount of forward contracts, which totaled $551 million and $157 million at December 31, 2001, and 2000, respectively, represents the extent of Regions' involvement.

     Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating rate. These derivative instruments are included in other assets or other liabilities on the statement of financial condition. For the year ended December 31, 2001, there was no ineffectiveness recorded to earnings related to these fair value hedges. No gains or losses were recognized during 2001 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

     The Company also maintains a trading portfolio of interest rate swap and option contracts with customers and market counterparties. The portfolio is used to generate trading profit and help clients manage interest rate risk. Transactions within the portfolio generally involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. The fair value of the trading portfolio at December 31, 2001, was $7.8 million.

     The Company utilizes put and call option contracts to hedge mortgage loan originations in process. Option contracts represent rights to purchase or sell securities or other money market instruments at a specified price and within a specified period of time at the option of the holder. There were no option contracts outstanding as of December 31, 2001 or December 31, 2000. The commitment fees paid for option contracts reflect the maximum exposure to the Company.

     Foreign currency exchange contracts involve the trading of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to facilitate the management of fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $19 million and $44 million at December 31, 2001 and 2000, respectively. The Company is subject to the risk that another party will fail to perform and the gross amount of the contracts represents the Company's maximum exposure to credit risk.

     In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At December 31, 2001, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $27 million and $22 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

     Securities held to maturity: Estimated fair values are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

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

     Mortgage loans held for sale: Mortgage loans held for sale have been designated as one of the hedged items in a fair value hedging relationship under FAS 133. Therefore, to the extent changes in fair value are attributable to the interest rate risk being hedged, the change in fair value is recognized in income as an adjustment to the carrying amount of mortgage loans held for sale. Otherwise, mortgage loans held for sale are accounted for under the lower of cost or market method. The fair values are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics.

     Margin receivables: The carrying amount reported in the consolidated statement of condition approximates the estimated fair value.

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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                          DECEMBER 31, 2001           DECEMBER 31, 2000
                                      -------------------------   -------------------------
                                                     ESTIMATED                   ESTIMATED
                                       CARRYING        FAIR        CARRYING        FAIR
                                        AMOUNT         VALUE        AMOUNT         VALUE
                                      -----------   -----------   -----------   -----------
                                                         (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.........  $ 1,332,141   $ 1,332,141   $ 1,306,422   $ 1,306,422
  Interest-bearing deposits in other
     banks..........................      667,186       667,186         3,246         3,246
  Securities held to maturity.......       34,050        34,054     3,539,202     3,536,283
  Securities available for sale.....    7,813,109     7,813,109     5,454,969     5,454,969
  Trading account assets............      741,896       741,896        13,437        13,437
  Mortgage loans held for sale......      890,193       890,193       222,902       222,902
  Margin receivables................      523,941       523,941            -0-           -0-
  Loans, net (excluding leases).....   29,758,086    30,659,756    30,496,577    31,036,366
Financial liabilities:
  Deposits..........................   31,548,323    31,829,103    32,022,491    32,134,570
  Short-term borrowings.............    4,098,400     4,098,400     3,133,142     3,133,142
  Long-term borrowings..............    4,747,674     4,932,359     4,478,027     4,707,750
Off-balance-sheet instruments:
  Loan commitments..................           -0-      (61,529)           -0-      (59,358)
  Standby letters of credit.........           -0-      (13,899)           -0-      (11,440)
  Commercial letters of credit......           -0-         (100)           -0-         (120)

NOTE O.  OTHER INCOME AND EXPENSE

     Other income consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Fees and commissions........................................  $ 49,040   $ 50,916   $ 42,351
Insurance premiums and commissions..........................    43,872     14,505     13,432
Capital market income.......................................     8,641         -0-        -0-
Gain on sale of credit card portfolio.......................        -0-    67,220         -0-
Gain on sale of mortgage servicing rights...................     2,851     19,888      7,526
Divestiture of banking interest.............................        -0-        -0-    18,399
Gain on sale of interest in ATM network.....................     1,932         -0-        -0-
Other miscellaneous income..................................    63,443     75,229     66,754
                                                              --------   --------   --------
          Total.............................................  $169,779   $227,758   $148,462
                                                              ========   ========   ========

     Other expense consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Stationery, printing and supplies...........................  $ 16,658   $ 14,415   $ 20,533
Advertising and business development........................    23,139     20,762     22,052
Postage and freight.........................................    20,365     17,846     20,503
FDIC insurance..............................................     5,412      5,059      6,546
Telephone...................................................    33,752     34,243     26,951
Legal and other professional fees...........................    37,344     29,741     32,374
Other non-credit losses.....................................    60,702     43,520     30,872
Outside computer services...................................    21,431     19,942     24,078
Amortization of mortgage servicing rights...................    41,359     33,619     35,195
Amortization of excess purchase price.......................    52,109     29,164     23,995
(Gain) loss on sale of mortgages by subsidiaries............   (22,896)     3,991      9,521
Other miscellaneous expenses................................   180,334    135,135    126,475
                                                              --------   --------   --------
          Total.............................................  $469,709   $387,437   $379,095
                                                              ========   ========   ========

NOTE P.  INCOME TAXES

     At December 31, 2001, Regions has net operating loss carryforwards for federal tax purposes of $2.6 million that expire in years 2003 through 2013. These carryforwards resulted from various acquired financial institutions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Regions' deferred tax assets and liabilities as of December 31, 2001 and 2000 are listed below.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Loan loss allowance.......................................  $157,291   $136,316
  Net operating loss carryforwards..........................       992      2,498
  Other.....................................................    68,193     56,925
                                                              --------   --------
          Total deferred tax assets.........................   226,476    195,739
Deferred tax liabilities:
  Tax over book depreciation................................     5,806      8,503
  Accretion of bond discount................................     2,287     12,704
  Direct lease financing....................................    83,807     63,663
  Pension...................................................    14,510     13,692
  Mark to market securities available for sale..............    36,910        525
  Originated mortgage servicing rights......................    23,686     17,391
  Other.....................................................    46,858     18,468
                                                              --------   --------
          Total deferred tax liabilities....................   213,864    134,946
                                                              --------   --------
  Net deferred tax asset....................................  $ 12,612   $ 60,793
                                                              ========   ========

     Applicable income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the reasons below:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001       2000        1999
                                                             --------   ---------   ---------
                                                                      (IN THOUSANDS)
Tax on income computed at statutory federal income tax
  rate.....................................................  $251,283   $ 259,604   $ 274,759
Increases (decreases) in taxes resulting from:
Tax exempt income from obligations of states and political
  subdivisions.............................................   (17,490)    (17,082)    (15,634)
State income tax, net of federal tax benefit...............     3,770       2,291       2,605
Effect of recapitalization of subsidiary...................   (40,000)    (24,000)         -0-
Non-deductible goodwill....................................    17,634      10,711       7,919
Tax credits................................................   (17,671)         -0-         -0-
Other, net.................................................    11,491     (17,321)    (10,009)
                                                             --------   ---------   ---------
          Total............................................  $209,017   $ 214,203   $ 259,640
                                                             ========   =========   =========
Effective tax rate.........................................      29.1%       28.9%       33.1%

     During the fourth quarter of 2000, Regions recapitalized one of its subsidiaries by raising Tier 2 capital through issuance of a new class of participating preferred stock of this subsidiary. Regions is not subject to tax on the portion of the subsidiary's income allocated to the holders of the preferred stock for federal income tax purposes.

     The provisions for income taxes (benefit) in the consolidated statements of income are summarized below. Included in these amounts are income taxes of $11,237,000, ($13,975,000) and $56,000 in 2001, 2000 and 1999, respectively, related to securities transactions.

                                                              CURRENT    DEFERRED    TOTAL
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
2001
Federal.....................................................  $180,184   $23,033    $203,217
State.......................................................     5,143       657       5,800
                                                              --------   -------    --------
          Total.............................................  $185,327   $23,690    $209,017
                                                              ========   =======    ========
2000
Federal.....................................................  $199,974   $10,705    $210,679
State.......................................................     3,345       179       3,524
                                                              --------   -------    --------
          Total.............................................  $203,319   $10,884    $214,203
                                                              ========   =======    ========
1999
Federal.....................................................  $259,422   $(3,790)   $255,632
State.......................................................     4,067       (59)      4,008
                                                              --------   -------    --------
          Total.............................................  $263,489   $(3,849)   $259,640
                                                              ========   =======    ========

NOTE Q.  BUSINESS COMBINATIONS

     During 2001 Regions completed the following business combinations:

                                                                                             ACCOUNTING
  DATE                  COMPANY                    HEADQUARTERS LOCATION     TOTAL ASSETS    TREATMENT
  ----                  -------                    ---------------------    --------------   ----------
                                                                            (IN THOUSANDS)
February  Rebsamen Insurance, Inc.               Little Rock, Arkansas        $   32,082      Purchase
March     Morgan Keegan, Inc.                    Memphis, Tennessee            2,008,179      Purchase
November  Park Meridian Financial Corporation    Charlotte, North Carolina       309,844      Purchase
December  First Bancshares of Texas, Inc.        Houston, Texas                  188,953      Purchase

     The total consideration paid for these business combinations was approximately 23.0 million shares of Regions' common stock (including treasury stock reissued) valued at $656 million and $236 million in cash. Total intangible assets recorded in connection with the purchase transactions totaled approximately $587 million.

     During 2000 Regions completed the following additional business combinations:

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

     Because the 2001 and 2000 business combinations were accounted for as purchases, Regions' consolidated financial statements include the results of operations of those companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis, as if all the above companies had been acquired on January 1, 2000. The pro forma summary information does not necessarily reflect the results of operations that would have occurred, if the acquisitions had occurred at the beginning of the periods presented, or of results which may occur in the future.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Interest income.............................................  $3,156,122   $3,353,170
Interest expense............................................   1,705,718    1,955,386
                                                              ----------   ----------
  Net interest income.......................................   1,450,404    1,397,784
Provision for loan losses...................................     166,362      128,267
Non-interest income.........................................   1,273,091    1,070,132
Non-interest expense........................................   1,823,485    1,588,517
                                                              ----------   ----------
  Income before income taxes................................     733,648      751,132
Applicable income taxes.....................................     217,915      228,145
                                                              ----------   ----------
Net income..................................................  $  515,733   $  522,987
                                                              ==========   ==========
Net income per share........................................       $2.26        $2.30
Net income per share, diluted...............................        2.24         2.29

     The following chart summarizes the assets acquired and liabilities assumed in connection with business combinations in 2001 and 2000.

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash and due from banks.....................................  $190,871   $156,263
Interest-bearing deposits in other banks....................   543,507      6,649
Securities held to maturity.................................    12,050     31,084
Securities available for sale...............................   138,997    150,086
Trading account assets......................................   589,998         -0-
Margin receivables..........................................   523,118         -0-
Loans, net..................................................   324,497    490,403
Other assets................................................   689,072     26,203
Deposits....................................................   390,851    752,963
Borrowings..................................................  1,576,189    74,074
Other liabilities...........................................   231,172      9,269

     As of December 31, 2001, Regions' had the following pending business combinations:

                                                            APPROXIMATE
                                                          ----------------
                                                          ASSET                              ACCOUNTING
                      INSTITUTION                         SIZE    VALUE(1)   CONSIDERATION   TREATMENT
                      -----------                         -----   --------   -------------   ----------
                                                           (IN MILLIONS)
Brookhollow Bancshares, Inc., headquartered in Dallas,
  Texas.................................................  $141      $27          Cash         Purchase
Independence Bank, National Association, headquartered
  in Houston, Texas.....................................  $107      $20          Cash         Purchase

---------------

(1) Computed as of the date of announcement of the transaction.

NOTE R.  STOCK OPTION AND LONG-TERM INCENTIVE PLANS

     Regions has stock option plans for certain key employees that provide for the granting of options to purchase up to 5,720,000 (excluding options assumed in connection with acquisitions) shares of Regions' common stock. The terms of options granted are determined by the personnel committee of the Board of Directors; however, no options may be granted after ten years from the plans' adoption and no options may be exercised beyond ten years from the date granted. The option price per share of incentive stock options can not be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options may be less than the fair market value of the common stock on the date of the grant. The plans also permit the granting of stock appreciation rights to holders of stock options. Stock appreciation rights were attached to 24,694 and 81,755 of the options outstanding at December 31, 2000 and 1999, respectively. No stock appreciation rights were attached to options outstanding at December 31, 2001.

     Regions' long-term incentive plans provide for the granting of up to 35,000,000 shares of common stock in the form of stock options, stock appreciation rights, performance awards or restricted stock awards. The terms of stock options granted under the long-term incentive plans are generally subject to the same terms as options granted under Regions' stock option plans. A maximum of 5,500,000 shares of restricted stock and 30,000,000 shares of performance awards may be granted. During 2001 and 2000, Regions granted 329,750 and 256,042 shares, respectively, as restricted stock. No restricted stock was granted in 1999. Grantees of restricted stock must remain employed with Regions for certain periods from the date of the grant at the same or a higher level in order for the shares to be released. However, during this period the grantee is eligible to receive dividends and exercise voting privileges on such restricted shares. In 2001, 2000, and 1999, 134,227; 59,216 and 150,384 restricted shares, respectively, were released. Issuance of performance award shares is dependent upon achievement of certain performance criteria and is, therefore, deferred until the end of the performance period. In 1999, 411,372 performance awards were granted, and in 2000 199,091 performance award shares were issued. No performance awards were granted or issued in 2001. Total expense for restricted stock was $4,310,000 in 2001, $2,753,000 in 2000, and $2,117,000 in 1999. Total expense for performance shares was $3,274,000 in 1999. In 2000, a decline in Regions' common stock price resulted in a benefit of $1,212,000. In 2001, the failure to achieve certain performance criteria resulted in a benefit of $5,452,084.

     In connection with the business combinations with other companies in 2001 and in prior years, Regions assumed stock options, which were previously granted by those companies and converted those options, based on the appropriate exchange ratio, into options to acquire Regions' common stock. The common stock for such options has been registered under the Securities Act of 1933 by Regions and is not included in the maximum number of shares that may be granted by Regions under its existing stock option plans.

     Stock option activity (including assumed options) over the last three years is summarized as follows:

                                                                                          WEIGHTED
                                                                            OPTION        AVERAGE
                                                         SHARES UNDER        PRICE        EXERCISE
                                                            OPTION         PER SHARE       PRICES
                                                         ------------   ---------------   --------
Balance at January 1, 1999.............................    6,783,452    $ 3.39 -- $41.38   $ 22.05
  Options assumed through acquisitions.................      498,625      6.06 --  17.81      9.83
  Granted..............................................    1,242,172     34.66 --  37.47     35.67
  Exercised............................................   (1,292,088)     3.39 --  37.85     12.61
  Canceled.............................................      (94,632)     8.01 --  41.34     29.47
                                                          ----------
Outstanding at December 31, 1999.......................    7,137,529    $ 4.35 -- $41.38   $ 25.16
  Options assumed through acquisitions.................       21,133               10.00     10.00
  Granted..............................................    2,283,354     20.09 --  24.26     20.14
  Exercised............................................     (450,865)     4.35 --  20.88     10.22
  Canceled.............................................     (200,718)     4.81 --  41.38     33.28
                                                          ----------
Outstanding at December 31, 2000.......................    8,790,433    $ 4.35 -- $41.38   $ 24.40
  Options assumed through acquisitions.................      575,993      7.30 --  27.41     20.14
  Granted..............................................    9,555,042     27.91 --  32.30     28.56
  Exercised............................................     (914,782)     4.35 --  26.06     15.78
  Canceled.............................................     (724,774)    14.19 --  41.34     28.40
                                                          ----------
Outstanding at December 31, 2001.......................   17,281,912    $ 5.01 -- $41.38   $ 26.85
                                                          ==========
  Exercisable at December 31, 2001.....................    8,250,609    $ 5.01 -- $41.38   $ 25.01

     During 2001, Regions granted approximately 5.9 million options (included in the table above) as a part of retention packages for Morgan Keegan's employees. These options were granted to retain certain key employees important to the success of the business combination.

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

                                                                2001       2000       1999
                                                              --------   --------   --------
Pro forma net income (in thousands).........................  $475,081   $517,931   $520,625
Pro forma net income per share..............................     $2.11      $2.35      $2.35
Pro forma net income per share, diluted.....................      2.09       2.33       2.32

     Regions' options outstanding have a weighted average remaining contractual life of 7.9 years. The weighted average fair value of options granted was $4.83 in 2001, $3.52 in 2000 and $6.63 in 1999. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001: expected dividend yield of 3.7%; expected option life of 5 years; expected volatility of 22.2%; and a risk free interest rate of 4.3%. The 2000 assumptions used in the model included: expected dividend yield of 3.9%; expected option life of 5 years; expected volatility of 22.2%; and a risk free interest rate of 5.0%. The 1999 assumptions were: expected dividend yield of 4.0%; expected option life of 5 years; expected volatility of 20.7%; and a risk free interest rate of 6.3%.

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

NOTE S.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Presented below are condensed financial statements of Regions Financial
Corporation:

STATEMENTS OF CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................  $  271,676   $  314,911
Loans to subsidiaries.......................................     302,950           -0-
Securities held to maturity.................................       3,131        3,121
Securities available for sale...............................         179          179
Premises and equipment......................................      11,648       12,095
Investment in subsidiaries:
  Banks.....................................................   3,645,417    3,419,775
  Non-banks.................................................     884,844       15,749
                                                              ----------   ----------
                                                               4,530,261    3,435,524
Other assets................................................      60,270       47,121
                                                              ----------   ----------
                                                              $5,180,115   $3,812,951
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper............................................  $   27,750   $   27,750
Long-term borrowings........................................     996,025      219,839
Other liabilities...........................................     120,575      107,418
                                                              ----------   ----------
Total liabilities...........................................   1,144,350      355,007
Stockholders' equity:
  Common stock..............................................     143,801      139,105
  Surplus...................................................   1,252,809    1,058,733
  Undivided profits.........................................   2,650,389    2,334,193
  Treasury stock............................................          -0-     (67,135)
  Unearned restricted stock.................................     (11,234)      (6,952)
                                                              ----------   ----------
          Total stockholders' equity........................   4,035,765    3,457,944
                                                              ----------   ----------
                                                              $5,180,115   $3,812,951
                                                              ==========   ==========

STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income:
  Dividends received from subsidiaries:
     Banks..................................................  $450,000   $568,533   $392,749
     Non-banks..............................................        -0-        -0-     3,000
                                                              --------   --------   --------
                                                               450,000    568,533    395,749
  Service fees from subsidiaries............................    54,309     47,049     32,826
  Interest from subsidiaries................................    17,124      4,144      3,694
  Other.....................................................     2,253      6,213     19,345
                                                              --------   --------   --------
                                                               523,686    625,939    451,614
Expenses:
  Salaries and employee benefits............................    23,242     16,936     14,216
  Interest..................................................    67,130     19,557     21,556
  Net occupancy expense.....................................     1,609      1,322      1,167
  Furniture and equipment expense...........................       896        784      1,339
  Legal and other professional fees.........................     9,408     11,976      7,326
  Amortization of excess purchase price.....................    20,878     18,683     15,098
  Other expenses............................................    11,640      8,502      8,757
                                                              --------   --------   --------
                                                               134,803     77,760     69,459
Income before income taxes and equity in undistributed
  earnings of subsidiaries..................................   388,883    548,179    382,155
Applicable income taxes (credit)............................   (15,585)    (7,022)      (694)
                                                              --------   --------   --------
Income before equity in undistributed earnings of
  subsidiaries..............................................   404,468    555,201    382,849
Equity in undistributed earnings of subsidiaries:
  Banks.....................................................    93,327    (32,230)   138,787
  Non-banks.................................................    11,139      4,552      3,750
                                                              --------   --------   --------
                                                               104,466    (27,678)   142,537
                                                              --------   --------   --------
          Net Income........................................  $508,934   $527,523   $525,386
                                                              ========   ========   ========

     Aggregate maturities of long-term borrowings in each of the next five years for the parent company only are as follows: $75,690,000 in 2002; $710,000 in 2003; $100,850,000 in 2004; $870,000 in 2005; and $910,000 in 2006. Standby
letters of credit issued by the parent company totaled $6.1 million at December 31, 2001. This amount is included in total standby letters of credit disclosed in Note L.

STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net income................................................  $ 508,934   $ 527,523   $ 525,386
  Adjustments to reconcile net cash provided by
  Operating activities:
     Equity in undistributed earnings of subsidiaries.......   (104,465)     27,678    (142,537)
     Provision for depreciation and amortization............     26,828      22,661      18,636
     (Decrease) increase in other liabilities...............    (32,760)    (58,569)    104,491
     (Gain) loss on sale of premises and equipment..........        (19)          2          93
     (Increase) in other assets.............................    (34,027)    (29,547)     (3,417)
     Stock issued to employees under incentive plan.........         -0-      3,088       4,959
                                                              ---------   ---------   ---------
          Net cash provided by Operating activities.........    364,491     492,836     507,611
Investing activities:
  Investment in subsidiaries................................   (232,630)    100,181      18,525
  Principal payments (advances) on loans to subsidiaries....   (302,950)      6,200      54,900
  Sale and purchases of premises and equipment..............       (622)        134      (3,778)
  Maturity of securities held to maturity...................         -0-        793          15
  Purchase of available for sale securities.................         -0-       (123)        (56)
                                                              ---------   ---------   ---------
          Net cash (used) provided by investing
            activities......................................   (536,202)    107,185      69,606
Financing activities:
  (Decrease) increase in commercial paper borrowings........         -0-    (29,000)         -0-
  Cash dividends............................................   (250,257)   (238,447)   (221,928)
  Purchase of treasury stock................................   (406,733)   (149,119)   (255,271)
  Proceeds from long-term borrowings........................    802,846       8,122       6,701
  Principal payments on long-term borrowings................    (26,660)     (1,730)    (13,428)
  Exercise of stock options.................................      9,280       2,607      13,676
                                                              ---------   ---------   ---------
          Net cash provided (used) by financing
            activities......................................    128,476    (407,567)   (470,250)
                                                              ---------   ---------   ---------
  (Decrease) increase in cash and cash equivalents..........    (43,235)    192,454     106,967
  Cash and cash equivalents at beginning of year............    314,911     122,457      15,490
                                                              ---------   ---------   ---------
  Cash and cash equivalents at end of year..................  $ 271,676   $ 314,911   $ 122,457
                                                              =========   =========   =========

NOTE T.  REGULATORY CAPITAL REQUIREMENTS

     Regions and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 2001, the most recent notification from federal banking agencies categorized Regions and its significant subsidiaries as "well capitalized" under the regulatory framework.

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

     Regions' and its most significant subsidiary's capital levels at December 31, 2001 and 2000, exceeded the "well capitalized" levels, as shown below:

                                                          DECEMBER 31, 2001         TO BE
                                                        ----------------------      WELL
                                                            AMOUNT       RATIO   CAPITALIZED
                                                        --------------   -----   -----------
                                                        (IN THOUSANDS)
Tier 1 Capital:
  Regions Financial Corporation.......................  $  3,234,909      9.66%      6.00%
  Regions Bank........................................     3,036,633      9.58       6.00
Total Capital:
  Regions Financial Corporation.......................  $  4,428,174     13.23%     10.00%
  Regions Bank........................................     3,629,944     11.45      10.00
Leverage:
  Regions Financial Corporation.......................  $  3,234,909      7.41%      5.00%
  Regions Bank........................................     3,036,633      7.42       5.00

                                                          DECEMBER 31, 2000         TO BE
                                                        ----------------------      WELL
                                                            AMOUNT       RATIO   CAPITALIZED
                                                        --------------   -----   -----------
                                                        (IN THOUSANDS)
Tier 1 Capital:
  Regions Financial Corporation.......................  $  2,982,652      9.14%      6.00%
  Regions Bank........................................     2,951,565      9.27       6.00
Total Capital:
  Regions Financial Corporation.......................  $  3,730,852     11.44%     10.00%
  Regions Bank........................................     3,524,765     11.07      10.00
Leverage:
  Regions Financial Corporation.......................  $  2,982,652      6.90%      5.00%
  Regions Bank........................................     2,951,565      6.96       5.00

NOTE U.  EARNINGS PER SHARE

     The following table sets forth the computation of basic net income per share and diluted net income per share.

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                   (IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Numerator:
  For basic net income per share and diluted net income per
     share, net income......................................  $508,934   $527,523   $525,386
                                                              ========   ========   ========
Denominator:
  For basic net income per share --
  Weighted average shares outstanding.......................   224,733    220,762    221,617
Effect of dilutive securities:
  Stock options.............................................     2,330      1,015      2,138
  Performance shares........................................        -0-       212        212
                                                              --------   --------   --------
                                                                 2,330      1,227      2,350
                                                              --------   --------   --------
For diluted net income per share............................   227,063    221,989    223,967
                                                              ========   ========   ========
Basic net income per share..................................  $   2.26   $   2.39   $   2.37
                                                              ========   ========   ========
Diluted net income per share................................  $   2.24   $   2.38   $   2.35
                                                              ========   ========   ========

NOTE V.  BUSINESS SEGMENT INFORMATION

     Regions' segment information is presented based on Regions' primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions' customers. The Company's primary segment is Community Banking. Community Banking represent the Company's branch banking functions and has separate management that is responsible for the operation of that business unit. In addition, Regions has designated as distinct reportable segments the activity of its treasury, mortgage banking, investment banking/brokerage/trust, and insurance divisions. The treasury division includes the Company's bond portfolio, indirect mortgage lending division, and other wholesale activities. Mortgage banking consists of Regions mortgage subsidiary. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan and, for periods prior to the acquisition of Morgan Keegan, the activities of Regions' securities brokerage subsidiary. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated "Other" includes activity of Regions indirect consumer lending division and the parent company.

     At the end of 2000, Regions implemented a new funds transfer pricing system affecting the method by which unit banks are reported within each region. This methodology is based on duration matched transfer pricing. The new system was in place for the full year of 2001 and influences comparability with the prior year. Additionally in 2001, Regions modified the allocation of the provision for loan losses. As such, prior periods have been reclassified to conform to present year presentation.

     The accounting policies used by each reportable segment are the same as those discussed in Note A (summary of significant accounting policies). The following table presents financial information for each reportable segment.

                                                             TOTAL BANKING
                                                ---------------------------------------
                                                 COMMUNITY                                MORTGAGE
                                                  BANKING      TREASURY      COMBINED     BANKING
                                                -----------   -----------   -----------   --------
                                                                  (IN THOUSANDS)
2001
Net interest income...........................  $ 1,168,997   $   198,963   $ 1,367,960   $ 22,815
Provision for loan losses.....................      157,298         2,528       159,826        421
Non-interest income...........................      366,327        35,057       401,384    143,185
Non-interest expense..........................      728,438        45,289       773,727    115,015
Income taxes (benefit)........................      243,911        69,826       313,737     18,945
                                                -----------   -----------   -----------   --------
  Net income (loss)...........................  $   405,677   $   116,377   $   522,054   $ 31,619
                                                ===========   ===========   ===========   ========
Average assets................................  $24,254,887   $15,270,888   $39,525,775   $902,011

                                                 INVESTMENT
                                                  BANKING/
                                                 BROKERAGE/                              TOTAL
                                                   TRUST      INSURANCE     OTHER       COMPANY
                                                 ----------   ---------   ---------   -----------
                                                                  (IN THOUSANDS)
Net interest income............................  $   22,878    $ 3,139    $   8,701   $ 1,425,493
Provision for loan losses......................          -0-        -0-       5,155       165,402
Non-interest income............................     428,977     45,056      (36,717)      981,885
Non-interest expense...........................     374,260     33,686      227,337     1,524,025
Income taxes (benefit).........................      28,493      4,477     (156,635)      209,017
                                                 ----------    -------    ---------   -----------
  Net income (loss)............................  $   49,102    $10,032    $(103,873)  $   508,934
                                                 ==========    =======    =========   ===========
Average assets.................................  $3,339,654    $87,263    $ 800,429   $44,655,132

                                                             TOTAL BANKING
                                                ---------------------------------------
                                                 COMMUNITY                                MORTGAGE
                                                  BANKING      TREASURY      COMBINED     BANKING
                                                -----------   -----------   -----------   --------
                                                                  (IN THOUSANDS)
2000
Net interest income...........................  $ 1,229,868   $   (63,888)  $ 1,165,980   $ 12,553
Provision for loan losses.....................      116,243         3,348       119,591        102
Non-interest income...........................      314,527           108       314,635    141,346
Non-interest expense..........................      673,909        22,903       696,812    103,685
Income taxes (benefit)........................      280,483       (33,762)      246,721     19,085
                                                -----------   -----------   -----------   --------
  Net income (loss)...........................  $   473,760   $   (56,269)  $   417,491   $ 31,027
                                                ===========   ===========   ===========   ========
Average assets................................  $23,061,148   $17,970,601   $41,031,749   $784,148

                                                          INVESTMENT
                                                           BANKING/
                                                          BROKERAGE/                             TOTAL
                                                            TRUST      INSURANCE    OTHER       COMPANY
                                                          ----------   ---------   --------   -----------
                                                                          (IN THOUSANDS)
Net interest income.....................................   $  1,904     $ 2,475    $205,885   $ 1,388,797
Provision for loan losses...............................         -0-         -0-      7,406       127,099
Non-interest income.....................................     98,311      14,817      32,101       601,210
Non-interest expense....................................     73,208       5,902     241,575     1,121,182
Income taxes (benefit)..................................     10,123       3,224     (64,950)      214,203
                                                           --------     -------    --------   -----------
  Net income (loss).....................................   $ 16,884     $ 8,166    $ 53,955   $   527,523
                                                           ========     =======    ========   ===========
Average assets..........................................   $592,466     $44,997    $435,977   $42,889,337

                                                                       TOTAL BANKING
                                                          ---------------------------------------
                                                           COMMUNITY                                 MORTGAGE
                                                            BANKING      TREASURY      COMBINED      BANKING
                                                          -----------   -----------   -----------   ----------
                                                                             (IN THOUSANDS)
1999
Net interest income.....................................  $ 1,173,424   $   107,190   $ 1,280,614   $   20,469
Provision for loan losses...............................      101,862         2,671       104,533          106
Non-interest income.....................................      282,764         6,999       289,763      147,769
Non-interest expense....................................      633,278        16,283       649,561      125,187
Income taxes (benefit)..................................      268,702        35,801       304,503       16,121
                                                          -----------   -----------   -----------   ----------
  Net income............................................  $   452,346   $    59,434   $   511,780   $   26,824
                                                          ===========   ===========   ===========   ==========
Average assets..........................................  $20,530,531   $14,352,431   $34,882,962   $1,553,300

                                                          INVESTMENT
                                                           BANKING/
                                                          BROKERAGE/                               TOTAL
                                                            TRUST      INSURANCE     OTHER        COMPANY
                                                          ----------   ---------   ----------   -----------
                                                                           (IN THOUSANDS)
Net interest income.....................................   $  4,862     $ 2,036    $  117,874   $ 1,425,855
Provision for loan losses...............................         -0-         -0-        9,019       113,658
Non-interest income.....................................     92,119      11,894        (4,404)      537,141
Non-interest expense....................................     65,092       5,704       218,768     1,064,312
Income taxes (benefit)..................................     11,889       1,708       (74,581)      259,640
                                                           --------     -------    ----------   -----------
  Net income............................................   $ 20,000     $ 6,518    $  (39,736)  $   525,386
                                                           ========     =======    ==========   ===========
Average assets..........................................   $680,284     $38,305    $2,453,081   $39,607,932

NOTE W.  RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). Statement 144 supersedes Statement of Financial Accounting Standards No. 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the loses are incurred (rather than as of the measurement date as presently required by APB 30). Statement 144 is effective for fiscal years beginning after December 15, 2001. Regions does not anticipate that this statement will have a material impact on its financial position or results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement
142). Statement 141 prohibits the use of the pooling-of-interests method to account for business combinations initiated after June 30, 2001. Statement 142 provides guidance for the amortization of goodwill arising from the use of the purchase method to account for business combinations. Goodwill arising from purchase business combinations completed after June 30, 2001, will not be amortized. Amortization of goodwill from purchase business combinations completed prior to July 1, 2001, will not cease until adoption of Statement 142. The accounting for goodwill and other intangible assets required under Statement 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of Statement 142, the amortization of excess purchase price will be discontinued, resulting in an expected increase in annual net income of approximately $.23 per diluted share, based on the excess purchase price balance at December 31, 2001. The FASB continues to address implementation issues related to Statement 142. In the event the FASB issues additional guidance, Statement 142's impact on net income could be effected.

NOTE X. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS, COMMON STOCK MARKET PRICES AND DIVIDENDS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                     -----------------------------------------
                                                     MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                     --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
Total interest income..............................  $807,268   $794,420   $756,095   $697,854
Total interest expense.............................   460,134    443,268    400,283    326,459
                                                     --------   --------   --------   --------
Net interest income................................   347,134    351,152    355,812    371,395
Provision for loan losses..........................    28,500     28,990     30,000     77,912
                                                     --------   --------   --------   --------
Net interest income after provision for loan
  losses...........................................   318,634    322,162    325,812    293,483
Total non-interest income, excluding securities
  gains............................................   148,296    269,033    253,400    279,050
Securities gains (losses)..........................       474         (7)     4,534     27,105
Total non-interest expense.........................   294,721    429,366    392,370    407,568
Income taxes.......................................    49,931     49,023     56,177     53,886
                                                     --------   --------   --------   --------
Net income.........................................  $122,752   $112,799   $135,199   $138,184
                                                     ========   ========   ========   ========
Per share:
  Net income.......................................  $    .57   $    .50   $    .59   $    .60
  Net income, diluted..............................       .57        .49        .59        .60
  Cash dividends declared..........................       .28        .28        .28        .28
  Market price:
     Low...........................................     26.00      27.63      25.73      26.25
     High..........................................     32.06      32.99      32.50      30.29

2000
Total interest income..............................  $780,229   $792,587   $824,694   $836,733
Total interest expense.............................   426,113    443,896    482,575    492,862
                                                     --------   --------   --------   --------
Net interest income................................   354,116    348,691    342,119    343,871
Provision for loan losses..........................    29,177     27,804     32,746     37,372
                                                     --------   --------   --------   --------
Net interest income after provision for loan
  losses...........................................   324,939    320,887    309,373    306,499
Total non-interest income, excluding securities
  gains............................................   206,810    137,583    146,719    150,026
Securities (losses) gains..........................   (40,018)        67         28         (5)
Total non-interest expense.........................   271,135    272,787    273,339    303,921
Income taxes.......................................    74,591     60,457     54,922     24,233
                                                     --------   --------   --------   --------
Net income.........................................  $146,005   $125,293   $127,859   $128,366
                                                     ========   ========   ========   ========
Per share:
  Net income.......................................  $    .66   $    .57   $    .58   $    .58
  Net income, diluted..............................       .66        .57        .58        .58
  Cash dividends declared..........................       .27        .27        .27        .27
  Market price:
     Low...........................................     18.31      19.13      19.88      20.06
     High..........................................     25.25      25.50      25.25      28.00

     Regions Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol RGBK. Market prices shown represent sales prices as reported by Nasdaq. At December 31, 2001, there were 54,512 shareholders of record of Regions Financial Corporation Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure between Registrant and Ernst & Young LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     All information presented under the captions "Information On Directors" and "Section 16 Transaction" of the Registrant's proxy statement to be dated approximately April 10, 2002, are incorporated by reference.

     Executive officers of the Registrant as of December 31, 2001, are as follows:

                                                           POSITION AND
                                                        OFFICES HELD WITH              OFFICER
EXECUTIVE OFFICER                       AGE        REGISTRANT AND SUBSIDIARIES          SINCE
-----------------                       ---        ---------------------------         -------
Carl E. Jones, Jr.....................  61    Chairman, Director, President and         1983*
                                              Chief Executive Officer, Registrant
                                                and Regions Bank; Director Regions
                                                Mortgage, Inc., Regions Interstate
                                                Billing Service, Inc., and EFC
                                                Holdings Corporation.
Richard D. Horsley....................  59    Vice Chairman, Director and Executive      1972
                                                Financial Officer, Registrant and
                                                Regions Bank; Director and Vice
                                                President, Regions Agency, Inc.;
                                                Director, Regions Life Insurance
                                                Company, Regions Mortgage, Inc., and
                                                EFC Holdings Corporation.
Allen B. Morgan, Jr...................  59    Director, Registrant and Regions Bank;    2001*
                                                Chairman and Director Morgan Keegan
                                                & Company, Inc.
John I. Fleischauer, Jr...............  53    President/West Region; Director,          1999*
                                              Regions Bank.
Wilbur B. Hufham......................  64    President/Central Region; Director,       1983*
                                              Regions Bank; Director Regions
                                                Mortgage, Inc.
Peter D. Miller.......................  55    President/East Region; Director,          1996*
                                              Regions Bank.
William E. Askew......................  52    Executive Vice President -- Retail         1987
                                              Banking Division, Registrant and
                                                Regions Bank.
D. Bryan Jordan.......................  40    Executive Vice President and               2000
                                              Comptroller, Registrant and Regions
                                                Bank; Director, Regions Asset
                                                Management Company, Inc. and
                                                Rebsamen Insurance, Inc.
E. Cris Stone.........................  59    Executive Vice President -- Corporate      1988
                                                Banking, Registrant and Regions
                                                Bank; Director and Vice President,
                                                Regions Financial Leasing, Inc.;
                                                Director Regions Interstate Billing
                                                Service, Inc.

                                                           POSITION AND
                                                        OFFICES HELD WITH              OFFICER
EXECUTIVE OFFICER                       AGE        REGISTRANT AND SUBSIDIARIES          SINCE
-----------------                       ---        ---------------------------         -------
Samuel E. Upchurch, Jr. ..............  50    Executive Vice President, General          1994
                                              Counsel and Corporate Secretary,
                                                Registrant and Regions Bank;
                                                Director Regions Interstate Billing
                                                Service, Inc., EFC Holdings
                                                Corporation, Rebsamen Insurance,
                                                Inc. and Regions Asset Management
                                                Company, Inc.

---------------

* The years indicated are those in which the individual was first deemed to be an executive officer of Registrant, although in every case the individual had been an executive officer of a subsidiary of Registrant for a number of years.

ITEM 11.  EXECUTIVE COMPENSATION

     All information presented under the caption "Executive Compensation and Other Transaction", excluding the information under the subheading "Compensation Committee Executive Compensation Report" of the Registrant's proxy statement to be dated approximately April 10, 2002, are incorporated herein by reference. All information presented under the caption "Executive Compensation Report" of the Registrant's proxy statement to be dated approximately April 10, 2002, are specifically not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All information presented under the captions "Voting Securities and Principal Holders Thereof" and "Information on Directors" of the Registrant's proxy statement to be dated approximately April 10, 2002, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All information presented under the caption "Other Transactions", of the Registrant's proxy statement to be dated approximately April 10, 2002, are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     14(a)(1) and (2) Financial Statement Schedules.

     The following consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

     Report of Independent Auditors

     Consolidated Statements of Condition -- December 31, 2001 and 2000

     Consolidated Statements of Income -- Years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements -- December 31, 2001

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

     14(a)(3) Listing of Exhibits:

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT
--------------                            ----------------------
     3.          --    Bylaws as last amended on March 17, 1999, incorporated
                       herein by reference from the exhibits to the registration
                       statement filed with the Commission and assigned file number
                       333-86975.
                 --    Certificate of Incorporation as last amended on June 18,
                       1999, incorporated herein by reference from the exhibits to the registration statement filed with the Commission and
                       assigned file number 333-86975.
     4.1         --    Subordinated Notes Trust Indenture dated as of December 1,
                       1992, between Registrant and Bankers Trust Company
                       incorporated by reference from the exhibits to the
                       registration statement filed with the Commission and
                       assigned file number 33-45714.
     4.2         --    Trust Indenture dated as of February 26, 2001, between
                       Registrant and Bankers Trust Company incorporated by
                       reference from the exhibits to the registration statement
                       filed with the Commission and assigned file number
                       333-54552.
     4.3         --    First Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of February 26, 2001 and filed as of March 5, 2001.
     4.4         --    Amended Declaration Trust of Regions Financing Trust I dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                       Commission and assigned file number 333-54552.
     4.5         --    Preferred Securities Guaranty Agreement of Registrant dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                       Commission and assigned file number 333-54552.
     4.6         --    Second Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of March 5, 2001 and filed as of March 13, 2001.
    10.1*        --    Regions Amended and Restated 1991 Long-Term Incentive Plan
                       incorporated by reference from Exhibit B to the Registrant's proxy statement filed with the Commission and dated March
                       16, 1995.
    10.2*        --    Regions Management Incentive Plan Amended and Restated as of
                       January 1, 1999, incorporated by reference from Appendix B to the Registrant's proxy statement filed with the
                       Commission and dated April 7, 1999.
    10.3*        --    Regions 1999 Long-Term Incentive Plan incorporated by
                       reference from Appendix C to the Registrant's proxy
                       statement filed with the Commission and dated April 7, 1999.
    10.4         --    Employment Agreement dated as of September 1, 2001, between the Registrant and Carl E. Jones, Jr., President and Chief
                       Executive Officer.
    10.5         --    Employment Agreement dated as of September 1, 2001, between the Registrant and Richard D. Horsley, Executive Financial
                       Officer.
    10.6         --    Employment Agreement dated as of September 1, 2001, between the Registrant and Allen B. Morgan, Jr., Chief Executive
                       Officer of Morgan Keegan & Company, Inc.
    10.7         --    Employment Agreement dated as of September 1, 2001, between the Registrant and John I. Fleischauer, Jr., Regional
                       President.
    10.8         --    Employment Agreement dated as of September 1, 2001, between the Registrant and Wilbur B. Hufham, Regional President.
    10.9         --    Employment Agreement dated as of September 1, 2001, between the Registrant and Peter D. Miller, Regional President.

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT
--------------                            ----------------------
    10.10        --    Employment Agreement dated as of September 1, 2001, between the Registrant and William E. Askew, Executive Vice
                       President.
    10.11        --    Employment Agreement dated as of September 1, 2001, between the Registrant and E. Cris Stone, Executive Vice President.
    21.          --    List of Subsidiaries of the Registrant.
    23.          --    Consent of Independent Auditors.
    24.          --    Power of Attorney

---------------

* Represents a compensatory plan agreement that is required to be filed under this item.

     14(b) Reports on Form 8-K filed in the fourth quarter of 2001:

           Report on Form 8-K, dated October 18, 2001, was filed under items 5 and 7 and related to the Registrant's results of operations for the quarter and nine months ended September 30, 2001.

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

                                          REGIONS FINANCIAL CORPORATION

                                          /s/ Samuel E. Upchurch, Jr.
                                          --------------------------------------
                                                 Samuel E. Upchurch, Jr.
                                            Executive Vice President, General
                                                         Counsel
                                                 and Corporate Secretary

                                          Date: 3/19/02

                                          /s/ D. Bryan Jordan
                                          --------------------------------------
                                                     D. Bryan Jordan
                                               Executive Vice President and
                                                       Comptroller

                                          Date: 3/16/02

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

                      SIGNATURE                                        TITLE                    DATE
                      ---------                                        -----                    ----

                *  Carl E. Jones, Jr.                    Chairman, Chief Executive Officer,    3/19/02
-----------------------------------------------------    President and Director
                 Carl E. Jones, Jr.

                *  Richard D. Horsley                    Vice Chairman, Executive Financial    3/19/02
-----------------------------------------------------    Officer and Director
                 Richard D. Horsley

               *  Allen B. Morgan, Jr.                   Director and Chief Executive          3/19/02
-----------------------------------------------------    Officer Morgan Keegan & Company,
                Allen B. Morgan, Jr.                     Inc.

                 *  Sheila S. Blair                      Director                              3/19/02
-----------------------------------------------------
                   Sheila S. Blair

               *  James B. Boone, Jr.                    Director                              3/19/02
-----------------------------------------------------
                 James B. Boone, Jr.

                *  James S. M. French                    Director                              3/19/02
-----------------------------------------------------
                 James S. M. French

                   *  Olin B. King                       Director                              3/19/02
-----------------------------------------------------
                    Olin B. King

                *  Michael W. Murphy                     Director                              3/19/02
-----------------------------------------------------
                  Michael W. Murphy

                 *  Henry E. Simpson                     Director                              3/19/02
-----------------------------------------------------
                  Henry E. Simpson

                *  W. Woodrow Stewart                    Director                              3/19/02
-----------------------------------------------------
                 W. Woodrow Stewart

                      SIGNATURE                                        TITLE                    DATE
                      ---------                                        -----                    ----

              *  Lee J. Styslinger, Jr.                  Director                              3/19/02
-----------------------------------------------------
               Lee J. Styslinger, Jr.

                  *  John H. Watson                      Director                              3/19/02
-----------------------------------------------------
                   John H. Watson

              *  C. Kemmons Wilson, Jr.                  Director                              3/19/02
-----------------------------------------------------
               C. Kemmons Wilson, Jr.

          *By: /s/ Samuel E. Upchurch, Jr.                                                     3/19/02
  ------------------------------------------------
               Samuel E. Upchurch, Jr.

as attorney-in-fact pursuant to a power of attorney

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(C)

                                    EXHIBITS

                                 EXHIBITS INDEX

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT
--------------                            ----------------------
      3.         --    Bylaws as last amended on March 17, 1999, incorporated
                       herein by reference from the exhibits to the registration
                       statement filed with the Commission and assigned file number
                       333-86975.
                       Certificate of Incorporation as last amended on June 18,
                       1999, incorporated herein by reference from the exhibits to the registration statement filed with the Commission and
                       assigned file number 333-86975.
      4.1        --    Subordinated Notes Trust Indenture dated as of December 1,
                       1992, between Registrant and Bankers Trust Company
                       incorporated by reference from the exhibits to the
                       registration statement filed with the Commission and
                       assigned file number 33-45714.
      4.2        --    Trust Indenture dated as of February 26, 2001, between
                       Registrant and Bankers Trust Company incorporated by
                       reference from the exhibits to the registration statement
                       filed with the Commission and assigned file number
                       333-54552.
      4.3        --    First Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of February 26, 2001 and filed as of March 5, 2001.
      4.4        --    Amended Declaration Trust of Regions Financing Trust I dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                       Commission and assigned file number 333-54552.
      4.5        --    Preferred Securities Guaranty Agreement of Registrant dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                       Commission and assigned file number 333-54552.
      4.6        --    Second Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of March 5, 2001 and filed as of March 13, 2001.
     10.1        --    Regions Amended and Restated 1991 Long-Term Incentive Plan
                       incorporated by reference from Exhibit B to the Registrant's proxy statement filed with the Commission and dated March
                       16, 1995.
     10.2        --    Regions Management Incentive Plan Amended and Restated as of
                       January 1, 1999, incorporated by reference from Appendix B to the Registrant's proxy statement filed with the
                       Commission and dated April 7, 1999.
     10.3        --    Regions 1999 Long-Term Incentive Plan incorporated by
                       reference from Appendix C to the Registrant's proxy
                       statement filed with the Commission and dated April 7, 1999.
     10.4        --    Employment Agreement dated as of September 1, 2001, between the Registrant and Carl E. Jones, Jr., President and Chief
                       Executive Officer.
     10.5        --    Employment Agreement dated as of September 1, 2001, between the Registrant and Richard D. Horsley, Executive Financial
                       Officer.
     10.6        --    Employment Agreement dated as of September 1, 2001, between the Registrant and Allen B. Morgan, Jr., Chief Executive
                       Officer of Morgan Keegan & Company, Inc.
     10.7        --    Employment Agreement dated as of September 1, 2001, between the Registrant and John I. Fleischauer, Jr., Regional
                       President.
     10.8        --    Employment Agreement dated as of September 1, 2001, between the Registrant and Wilbur B. Hufham, Regional President.
     10.9        --    Employment Agreement dated as of September 1, 2001, between the Registrant and Peter D. Miller, Regional President.
     10.10       --    Employment Agreement dated as of September 1, 2001, between the Registrant and William E. Askew, Executive Vice
                       President.

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT
--------------                            ----------------------
     10.11       --    Employment Agreement dated as of September 1, 2001, between the Registrant and E. Cris Stone, Executive Vice President.
     21.         --    List of Subsidiaries of the Registrant.
     23.         --    Consent of Independent Auditors.
     24.         --    Power of Attorney