Form 10-Q
period 2002-03-31
REGIONS FINANCIAL CORP
filed 2002-05-14
CIK 36032

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2002      COMMISSION FILE NUMBER
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

   Common Stock, $.625 Par Value-229,353,535 shares outstanding as of April 30, 2002

                 REGIONS FINANCIAL CORPORATION

                             INDEX



                                                         Page Number

 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)


          Consolidated Statements of Condition -
          March 31, 2002, December 31, 2001
          and March 31, 2001                                   2


          Consolidated Statements of Income -
          Three months ended March 31, 2002 and
          March 31, 2001                                       3

          Consolidated Statement of Stockholders' Equity -
          Three months ended March 31, 2002                    4


          Consolidated Statements of Cash Flows -
          Three months ended March 31, 2002 and
          March 31, 2001                                       5


          Notes to Consolidated Financial Statements -
          March 31, 2002                                       6




 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       13

 Item 3.  Qualitative and Quantitative Disclosures
          about Market Risk                                   23

 PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                    23


 SIGNATURES                                                   24

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

				    March 31,	 December 31,	 March 31,
                                      2002          2001            2001
ASSETS
Cash and due from banks		   $   961,035	$ 1,239,598	$ 1,043,984
Interest-bearing deposits in other
banks                                  251,668	    667,186	  1,095,419
Securities held to maturity		34,513	     34,050	     44,864
Securities available for sale	     7,818,728	  7,813,109	  8,484,278
Trading account assets		       691,183	    741,896	    601,374
Mortgage loans held for sale	       466,073	    890,193	    466,614
Federal funds sold and securities
 purchased under agreement to
 resell				       199,051	     92,543	    241,382
Margin receivables		       565,863	    523,941	    523,118
Loans				    31,002,399	 31,136,977	 31,214,746
Unearned income			      (250,754)	   (251,629)	    (91,506)
 Loans, net of unearned income	    30,751,645	 30,885,348	 31,123,240
Allowance for loan losses	      (429,577)	   (419,167)	   (381,570)
 Net loans			    30,322,068	 30,466,181	 30,741,670
Premises and equipment		       644,264	    647,176	    624,841
Interest receivable		       236,423	    249,630	    310,474
Due from customers on acceptances	70,039	     63,854	    107,472
Other assets			     1,985,072	  1,953,355	  1,857,745
                                   $44,245,980	$45,382,712	$46,143,235
LIABILITIES AND STOCKHOLDERS'
EQUITY
Deposits:
 Non-interest-bearing		   $ 4,875,805	$ 5,085,337	$ 4,420,949
 Interest-bearing		    25,201,581	 26,462,986	 26,761,914
  Total deposits		    30,077,386	 31,548,323	 31,182,863
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under
   agreement to repurchase	     2,277,608	  1,803,177	  2,548,869
  Commercial paper			26,750	     27,750	     49,435
  Other short-term borrowings	     2,146,743	  2,267,473	  2,264,254
   Total short-term borrowings	     4,451,101	  4,098,400	  4,862,558
 Long-term borrowings		     4,711,218	  4,747,674	  5,220,594
   Total borrowed funds		     9,162,319	  8,846,074	 10,083,152
Bank acceptances outstanding		70,039	     63,854	    107,472
Other liabilities		       849,160	    888,696	    968,289
   Total liabilities		    40,158,904	 41,346,947	 42,341,776
Stockholders' Equity:
 Preferred Stock, par value $1.00
  a share:
  Authorized 5,000,000 shares		    -0-		 -0-		 -0-
 Common Stock, par value $.625 a
 share:
  Authorized 500,000,000 shares,
  issued, including treasury stock,
  230,834,790; 230,081,087; and
  228,520,059 shares, respectively     144,272	    143,801	    142,825
 Surplus			     1,268,327	  1,252,809	  1,214,063
 Undivided profits		     2,679,307	  2,591,962	  2,397,684
 Treasury stock, at cost-1,151,000;
  -0-; and -0- shares, respectively    (37,553)		 -0-		 -0-
 Unearned restricted stock	       (19,470)	    (11,234)	     (6,098)
 Accumulated other comprehensive
  income				52,193	     58,427	     52,985
   Total Stockholders' Equity	     4,087,076	  4,035,765	  3,801,459
                                   $44,245,980	$45,382,712	$46,143,235

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					  Three Months Ended
                                               March 31,
					  2002		  2001
Interest Income:
  Interest and fees on loans		$512,435	$661,571
  Interest on securities:
    Taxable interest income		  95,382	 127,082
    Tax-exempt interest income		   8,666	  10,278
    Total Interest on Securities	 104,048	 137,360
  Interest on mortgage loans held for
   sale					  12,816	   6,856
  Interest on margin receivables	   4,970	      -0-
  Income on federal funds sold and
   securities purchased under
   agreement to resell			   1,616	     522
  Interest on time deposits in other
   banks				     211	     770
  Interest on trading account assets	   5,480	     189
    Total Interest Income		 641,576	 807,268

Interest Expense:
  Interest on deposits			 173,422	 338,107
  Interest on short-term borrowings	  29,986	  48,808
  Interest on long-term borrowings	  68,382	  73,219
    Total Interest Expense		 271,790	 460,134
    Net Interest Income			 369,786	 347,134

Provision for loan losses		  30,000	  28,500
    Net Interest Income After
     Provision for Loan Losses		 339,786	 318,634

Non-Interest Income:
  Brokerage and investment banking	 112,855	  10,330
  Trust department income		  15,747	  14,986
  Service charges on deposit accounts	  66,034	  63,273
  Mortgage servicing and origination
   fees					  24,679	  21,200
  Securities gains			   1,856	     474
  Other					  57,437	  37,158
    Total Non-Interest Income		 278,608	 147,421

Non-Interest Expense:
  Salaries and employee benefits	 237,362	 159,391
  Net occupancy expense			  22,548	  18,508
  Furniture and equipment expense	  22,100	  17,727
  Other					 120,350	  97,746
    Total Non-Interest Expense		 402,360	 293,372
    Income Before Income Taxes		 216,034	 172,683
Applicable income taxes			  61,971	  49,931
    Net Income				$154,063	$122,752

Average number of shares outstanding	 229,958	 214,872
Average number of shares outstanding-
 diluted				 233,165	 216,648
Per share:
  Net income				   $0.67	   $0.57
  Net income-diluted			   $0.66	   $0.57
  Cash dividends declared		   $0.29	   $0.28

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                                                		Accumulated
                                                                       		Unearned	Other
				Common			Undivided   Treasury	Restricted	Comprehensive
				Stock	  Surplus	Profits	    Stock	Stock		Income		Total

BALANCE AT JANUARY 1, 2002	$143,801  $1,252,809	$2,591,962  $     -0-	$(11,234)	$58,427		$4,035,765

Comprehensive Income:
  Net Income						   154,063						   154,063
   Unrealized gains on available
    for sale securities, net of
    reclassification adjustment									    329		       329
   Other comprehensive loss
    from derivatives										 (6,563)	    (6,563)
  Comprehensive income*					   154,063				 (6,234)	   147,829
Cash dividends declared
 ($0.29 per common share)				   (66,718)						   (66,718)
Purchase of treasury stock				   	     (37,553)					   (37,553)
Settlement of stock buyback
 program				      (1,100)								    (1,100)
Common stock transactions:
  Stock options exercised	     243       5,585								     5,828
  Stock issued to employees
   under incentive plan		     228      11,033				 (11,274)			       (13)
  Amortization of unearned
   restricted stock								   3,038			     3,038
BALANCE AT MARCH 31, 2002	$144,272  $1,268,327	$2,679,307  $(37,553)	$(19,470)	$52,193		$4,087,076

Disclosure of reclassification amount:
Unrealized holding gains on
 available for sale securities
 arising during period										$ 1,535
Less: Reclassification adjustment,
 net of tax, for gains and losses
 realized in net income										  1,206
FAS 133 other comprehensive loss								 (6,563)
   Comprehensive income										$(6,234)

*Comprehensive income as of March 31, 2001 was $174.8 million.

See notes to consolidated financial statements.

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
              (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						 Three Months Ended
                                                      March 31,
						2002		2001
Operating Activities:
  Net income					$  154,063	$  122,752
  Adjustments to reconcile net cash provided by
    operating activities
   Depreciation and amortization of premises
    and equipment				    17,549	    15,617
   Provision for loan losses			    30,000	    28,500
   Net amortization (accretion) of securities	     5,442	    (1,600)
   Amortization of loans and other assets	    13,648	    21,054
   Amortization of deposits and borrowings	       234	       234
   Provision for losses on other real estate	       105	       753
   Deferred income taxes			     6,342	    (3,444)
   (Gain) on sale of premises and equipment	      (135)	    (1,140)
   Realized securities (gains)			    (1,776)	      (475)
   Decrease in trading account assets		    50,713	     2,061
   Decrease (increase) in mortgages held for
    sale					   424,120	  (243,712)
   (Increase) in margin receivables		   (41,922)		-0-
   Decrease in interest receivable		    13,207	    39,292
   (Increase) in other assets			   (45,291)	  (100,616)
   (Decrease) increase in other liabilities	   (42,616)	   219,100
   Other					     3,038	       854
     Net Cash Provided By Operating Activities	   586,721	    99,230

Investing Activities:
  Net decrease in loans				   113,934	   229,659
  Proceeds from sale of securities available for
   sale						    66,373	    10,013
  Proceeds from maturity of securities held to
   maturity					       193	   126,515
  Proceeds from maturity of securities available
   for sale					   775,727	 1,116,566
  Purchase of securities held to maturity	      (821)	    (2,128)
  Purchase of securities available for sale	  (861,829)	  (661,092)
  Net decrease (increase) in interest-bearing
   deposits in other banks			   415,518	  (550,173)
  Proceeds from sale of premises and equipment	     4,176	    11,086
  Purchase of premises and equipment		   (18,678)	   (17,986)
  Net (decrease) increase in customers'
   acceptance liability                             (6,185)	       440
  Acquisitions net of cash acquired			-0-	   (92,811)
     Net Cash Provided By Investing Activities	   488,408	   170,089

Financing Activities:
  Net (decrease) in deposits			(1,471,171)	  (839,862)
  Net increase in short-term borrowings		   352,701	   410,589
  Proceeds from long-term borrowings			-0-	   946,389
  Payments on long-term borrowings		   (36,456)	  (394,575)
  Net increase (decrease) in bank acceptance
   liability					     6,185	      (440)
  Cash dividends				   (66,718)	   (58,353)
  Purchase of treasury stock			   (37,553)	  (355,848)
  Proceeds from exercise of stock options	     5,828	     1,725
     Net Cash (Used) By Financing Activities	(1,247,184)	  (290,375)

     (Decrease) in Cash and Cash Equivalents	  (172,055)	   (21,056)
Cash and Cash Equivalents, Beginning of Period	 1,332,141	 1,306,422

     Cash and Cash Equivalents, End of Period	$1,160,086	$1,285,366

See notes to consolidated financial statements.

	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2002


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

                Approximate                    Amount of
                 Asset Size       Type of    Consideration
Institution    (in millions)   Consideration (in millions)

Brookhollow
Bancshares,
Inc. of
Dallas, Texas       $141           Cash          $26.6

Independence
Bank, National
Association of
Houston, Texas      $107           Cash          $20.0


The transaction with Brookhollow Bancshares, Inc. closed on April 2, 2002. The transaction with Independence Bank, National Association of Houston is expected to close later in the second quarter of 2002. Also, on May 1, 2002, Regions announced the acquisition of ICT Group, L.L.C., one of Louisiana's largest independent insurance agencies based in New Iberia, Louisiana.



NOTE C -- New Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets". Statement 141 prohibits the use of pooling-of-interests method to account for business combinations initiated after June 30, 2001. Statement 142 provides guidance for the amortization of goodwill arising from the use of the purchase method to account for business combinations. Goodwill arising from purchase business combinations completed after June 30, 2001, will not be amortized. The accounting for goodwill and other intangible assets required under Statement 142 is effective for the fiscal year beginning January 1, 2002.

The following table illustrates the impact of the adoption of FAS
142:

                                             Three Months Ended
                                                  March 31,
(in thousands except per share amounts)      2002         2001

Net income                                  $154,063      $122,752
Add back: excess purchase price
  amortization                                    -0-        7,260
Net income as adjusted for the
  adoption of FAS 142                       $154,063      $130,012

Per share:
Net income                                     $0.67         $0.57
Net income-diluted                             $0.66         $0.57
Net income, as adjusted for the
  adoption of FAS 142                          $0.67         $0.61
Net income-diluted, as adjusted for
  the adoption of FAS 142                      $0.66         $0.60


NOTE D -- Business Segment Information

Regions' segment information is presented based on Regions' primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions' customers. The Company's primary segment is Community Banking. Community Banking represents the Company's branch banking functions and has separate management that is responsible for the operation of that business unit. In addition, Regions has designated as distinct reportable segments the activity of its treasury, mortgage banking, investment banking/brokerage/trust, and insurance divisions. The treasury division includes the Company's bond portfolio, indirect mortgage lending division, and other wholesale activities. Mortgage banking consists of Regions' mortgage subsidiary. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan, and for periods prior to the acquisition of Morgan Keegan, the activities of Regions' securities brokerage subsidiary. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated "Other" includes activity of Regions' indirect consumer lending division and the parent company.

The accounting policies used by each reportable segment are the same as those discussed in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

Three months ended March 31, 2002

                                  Total Banking
(in thousands)
                       Community                              Mortgage
                        Banking     Treasury    Combined      Banking

Net interest income   $   286,728  $    77,909 $   364,637  $      8,986
Provision for loan
  loss                     25,808        2,399      28,207           222
Non-interest income        74,455        2,667      77,122        34,468
Non-interest expense      200,982        8,015     208,997        22,276
Income taxes               46,340       26,311      72,651         8,201

   Net income         $    88,053  $    43,851 $   131,904  $     12,755

Average assets        $24,817,177  $13,220,896 $38,038,073  $  1,061,999



(in thousands)         Investment
                        Banking/
                       Brokerage/                             Total
                          Trust    Insurance     Other       Company

Net interest income     $   6,734  $    597   $ (11,168)   $   369,786
Provision for loan
  loss                        -0-        -0-       1,571        30,000
Non-interest income       132,556    11,546       22,916       278,608
Non-interest expense      117,868     8,971       44,248       402,360
Income taxes                7,802     1,167      (27,850)       61,971

   Net income           $  13,620  $  2,005    $  (6,221)  $   154,063

Average assets         $3,044,960  $100,072   $2,465,452   $44,710,556



Three months ended March 31, 2001

                                   Total Banking
(in thousands)
                        Community                             Mortgage
                         Banking     Treasury    Combined      Banking

Net interest income     $  288,878  $  11,426   $   300,304   $   2,730
Provision for loan
  loss                      23,857      3,243        27,100         217
Non-interest income         86,260        413        86,673      29,716
Non-interest expense       178,090     20,127       198,217      27,548
Income taxes                65,089     (4,324)       60,765       1,744

   Net income           $  108,102  $  (7,207)  $   100,895   $   2,937

Average assets         $23,932,736 $17,851,944  $41,784,680   $ 701,070

(in thousands)         Investment
                        Banking/
                       Brokerage/                            Total
                         Trust     Insurance     Other      Company

Net interest income     $    612   $     831    $ 42,657  $   347,134
Provision for loan
  loss                        -0-         -0-      1,183       28,500
Non-interest income       25,022       9,437      (3,427)     147,421
Non-interest expense      19,829       6,961      40,817      293,372
Income taxes               2,157         946    (15,681)       49,931

   Net income           $  3,648   $   2,361    $ 12,911  $   122,752

Average assets          $634,059   $  70,041    $172,993  $43,362,843

NOTE E -- Derivative Financial Instruments

Regions maintains positions in derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies, and to manage other risk exposures. The most common derivative instruments are forward rate agreements, interest rate swaps, and put and call options. For those derivative contracts that qualify for hedge accounting, according to Statement of Financial Accounting Standards No. 133, Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K.

Regions utilizes certain derivative instruments to hedge the variability of cash flows related to interest payments under debt instruments. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. As of March 31, 2002, Regions had recognized a $6.6 million loss in other comprehensive income related to cash flow hedges. The Company will amortize this loss into earnings in conjunction with the recognition of interest payments through 2011. For the quarter ended March 31, 2002, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. No gains or losses were recognized in the first quarter of 2002 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

Regions hedges the changes in fair value of assets or firm commitments using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. The amount of hedging gains and losses, which is reflected in other non-interest income, was not material to the results of operations for the quarter ended March 31, 2002.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating rate. These derivative instruments are included in other assets or other liabilities on the statement of financial condition. For the quarter ended March 31, 2002, there was no ineffectiveness recorded to earnings related to these fair value hedges. No gains or losses were recognized in the first quarter of 2002 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

The Company also maintains a trading portfolio of interest rate swap and option contracts with customers and market counterparties. The portfolio is used to generate trading profit and help clients manage interest rate risk. Transactions within the portfolio generally involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. The fair value of the trading portfolio at March 31, 2002, was $9.4 million.

Foreign currency exchange contracts involve the trading of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to facilitate the management of fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $16 million and $42 million at March 31, 2002 and March 31, 2001, respectively. The Company is subject to the risk that another party will fail to perform and the gross amount of the contracts represents the Company's maximum exposure to credit risk.

In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At March 31, 2002, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $13 million and $101 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

NOTE F -- Subsequent Events

On April 19, 2002, a jury in the United States District Court for the Western District of Oklahoma returned a verdict against Morgan Keegan & Co., Inc. in a suit that was first filed on April 24, 2000 by Nuveen Premium Income Fund 4, Inc. and thereafter by Strong Municipal Bond Fund, Inc. Suit was also filed against T. Kenny & Co., the underwriter of the bonds, against whom the jury also rendered a verdict. The suit alleged that misrepresentations were made in connection with the sale of an issue of multi-family housing bonds purchased by the Plaintiffs in 1998. Judgment has not been entered, but remedy available under the securities acts applied by the court is rescission of the original purchase and a refund of the original purchase price of approximately $19 million. The Plaintiffs are expected to request a judgment in the amount of approximately $23 million and are expected to request an award of attorneys' fees in an undetermined amount. There was no award for punitive or exemplary damages. Morgan Keegan will request that a judgment be entered in a lesser amount. Morgan Keegan denies that it made any misrepresentations and plans to appeal. Management believes it has meritorious grounds for appeal. If Morgan Keegan is ultimately required to rescind the transaction, then Morgan Keegan will take ownership of $19 million in face value of the bonds.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's (Regions or the Company) financial position and results of operations. The emphasis of this discussion will be on the first quarter of 2001 and 2002.

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions, most significant to Regions, are related primarily to allowance for loan losses, intangibles, and income taxes.

TOTAL ASSETS

Regions' total assets at March 31, 2002, were $44.2 billion -- a decrease of 4% compared to a year earlier and a 3% decrease since year-end 2001. These decreases were due primarily to lower balances in securities, loans and short-term investments.

Comparisons with the prior year are affected by the acquisitions of Morgan Keegan, Inc., Park Meridian Financial Corporation and First Bancshares of Texas, Inc. (accounted for as purchases). The second quarter of 2001 was the first quarter that Morgan Keegan's operations were reflected in Regions' income statement, average balance sheet and related yields and rates. Morgan Keegan's assets and liabilities were reflected in Regions' actual balance sheet as of March 31, 2001. Relevant acquisitions are summarized as follows:

Date                         Headquarters   Total Assets    Accounting
Acquired  Company Acquired   Location       (in thousands)  Treatment

March     Morgan Keegan,     Memphis,       $2,008,179      Purchase
2001      Inc.               Tennessee

November  Park Meridian      Charlotte,        309,844      Purchase
2001      Financial          North
          Corporation        Carolina

December  First Bancshares   Houston,          188,953      Purchase
2001      of Texas, Inc.     Texas



LOANS

Total loans have declined 1% over the past 12 months and less than 1% since year-end. These declines are primarily due to a reduction in the residential mortgage loan portfolio and the lingering effects of the weaker economic environment. Current loan balances are also a reflection of management initiatives to reduce capital allocated to lower margin loan products. The average yield on loans during the first three months of 2002 was 6.93%, compared to 8.76% during the same period in 2001.

Non-performing assets were as follows (in thousands):

                             March 31,  Dec. 31,  March 31,
                               2002       2001      2001
    Non-accruing loans       $277,939   $269,764  $227,552
    Loans past due 90
     days or more              44,914     46,845    40,923
    Renegotiated loans         42,183     42,807    11,024
    Other real estate          44,008     40,872    29,012

       Total                 $409,044   $400,288  $308,511

    Non-performing assets
     as a percentage of
     loans and other real
     estate                    1.33%      1.29%      .99%

Non-accruing loans have increased $50.4 million since March of last year and $8.2 million since year-end. The increases were primarily in the commercial and real estate categories. At March 31, 2002, real estate loans comprised $131.4 million ($83.7 million in residential) of total non-accruing loans, with commercial loans accounting for $142.6 million and consumer loans $3.9 million. Loans past due 90 days or more increased $4.0 million compared to March 2001 and decreased $1.9 million since year-end. Other real estate increased $15.0 million since March 2001 due to increased foreclosures.

Activity in the allowance for loan losses is summarized as follows
(in thousands):
                                        March 31,   March 31,
                                          2002        2001
    Balance at beginning of period      $419,167    $376,508
    Net loans charged-off:
     Commercial                            7,304      14,390
     Real estate                           3,024         804
     Installment                           9,262       8,244
       Total                              19,590      23,438

    Provision charged to expense          30,000      28,500

    Balance at end of period            $429,577    $381,570

Net loan losses in the first three months of 2002 and 2001 were 0.26% and 0.30% of average loans (annualized), respectively. At March 31, 2002 the allowance for loan losses stood at 1.40% of loans, compared to 1.23% a year ago and 1.36% at year-end. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 118% and 105%, respectively, at March 31, 2002, compared to 137% and 124%, respectively, at March 31, 2001.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At March 31, 2002, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

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


INVESTMENTS AND OTHER ASSETS

Total securities have declined 8% since March 31, 2001 as proceeds from calls and maturities were not reinvested. Regions continues to reduce the percentage of assets dedicated to low margin investment products in an effort to reduce interest rate sensitivity. Security balances have slightly increased since year-end.

Mortgage loans held for sale remained virtually unchanged compared to one year ago but have declined $424 million since year-end as a result of lower levels of residential mortgage loan production at Regions' mortgage banking subsidiary. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $1.0 billion during the first three months of 2002 compared to $737 million during the same time period in 2001 and $1.3 billion during the fourth quarter of 2001.

Margin receivables at March 31, 2002 totaled $565.9 million compared to $523.1 million a year ago and $523.9 at year-end.
These balances represent Morgan Keegan's margin loans to brokerage clients.

Interest-bearing deposits in other banks at March 31, 2002 totaled $251.7 million compared to $1.1 billion a year ago. This decline is primarily attributable to lower balances held with the Federal
Home Loan Bank.

Premises and equipment have increased $19.4 million since March
31, 2001 but have declined $2.9 million since year-end. The increase compared to a year ago was due primarily to premises and equipment obtained through acquisitions.

Other assets increased $32 million over year-end and $127 million over the first quarter of last year. Areas of increase include low income housing investments, prepaid expenses and other real estate.

DEPOSITS

Total deposits have decreased 4% since March 31 of last year. The decline resulted primarily from decreases in certificates of deposit, due to less aggressive pricing, and declines in other wholesale deposits. Since year-end, total deposits have decreased 5%. Core deposits, which exclude wholesale deposits, have declined slightly since March of last year due to declines in certificate of deposits, partially offset by growth in transaction deposit accounts.

BORROWINGS

Net federal funds purchased and security repurchase agreements totaled $2.1 billion at March 31, 2002, $1.7 billion at year-end and $2.3 billion at March 31, 2001. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first three months of 2002 net funds purchased averaged $1.1 billion compared to $2.1 billion for the same period of 2001, indicating decreased reliance on overnight purchased funds as a funding source.

Other short-term borrowings and commercial paper decreased $140 million since March 31, 2001 and $122 million since year-end. These decreases are the result of significant declines in due to customer accounts associated with Morgan Keegan. Long-term borrowings have declined $36 million since year-end, and $509 million since March 31, 2001. These decreases in long-term borrowings resulted primarily from maturities of Federal Home Loan Bank advances.

STOCKHOLDERS' EQUITY

Stockholders' equity was $4.1 billion at March 31, 2002, an increase of 8% over last year and an increase of 1% since year-end. Accumulated other comprehensive income totaled $52.2 million at March 31, 2002, compared to $58.4 million at year-end and $53.0 million at March of 2001. Regions' ratio of equity to total assets was 9.24% at March 31, 2002, compared to 8.24% a year ago and 8.89% at year-end.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at March 31, 2002, substantially exceeded all regulatory requirements.

Bank Regulatory Capital Requirements

                                          Minimum      Regions at
                                         Regulatory     March 31,
                                        Requirement        2002
Tier 1 capital to risk-adjusted assets     4.00%          9.87%
Total risk-based capital to
 risk-adjusted assets                      8.00          13.40
Tier 1 leverage ratio                      3.00           7.52

LIQUIDITY

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Liquidity is further enhanced by a relatively stable source of deposits. At March 31, 2002 the loan to deposit ratio was 102.24%, compared to 99.81% a year ago and 97.90% at year-end. Regions' management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

NET INTEREST INCOME

Net interest income for the first three months of 2002 increased $22.7 million or 7%, compared to the same period in 2001. The increased net interest income resulted from higher levels of earning assets and lower funding costs due to the repricing of many of Regions' funding sources to lower rates. The net yield on interest-earning assets (taxable equivalent basis) was 3.85% in the first three months of 2002 and 3.69% during the same period in 2001.

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

Management estimates the effect shifts in interest rates may have upon Regions' net interest income. The following table demonstrates the expected effect a parallel gradual (over a 12 month period) interest rate shift would have on net interest income as of March 31, 2002.

     Change in          $ Change in Net
   Interest Rates       Interest Income     % Change in Net
 (in basis points)      (in thousands)      Interest Income
      +200                $ 38,000             2.54%
      +100                  23,000             1.50
      -100                 (19,000)           (1.26)
      -200                 (49,000)           (3.23)

PROVISION FOR LOAN LOSSES

The provision for loan losses was $30.0 million or .40% annualized of average loans in the first three months of 2002, compared to $28.5 million or .37% annualized of average loans in the first three months of 2001. The provision for loan losses recorded in the first three months of 2002 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current and future economic conditions.

NON-INTEREST INCOME

Total non-interest income increased $131.2 million compared to the first three months of 2001. Brokerage and investment banking income increased $102.5 million in the first three months of 2002 compared to the same period in 2001, due to the addition of Morgan Keegan. First quarter trust revenues increased $761,000 compared to 2001 due to higher values of managed assets. A continuation of pricing and management initiatives as well as an increase in the number of deposit accounts due to acquisitions resulted in service charges on deposit accounts increasing $2.8 million or 4% in the first three months of 2002 compared to the same period in 2001. Mortgage servicing and origination fees increased 16% in the first three months of 2002 compared to 2001, primarily due to higher levels of new loan production in the first three months of 2002. Single family mortgage production was $1.0 billion in the first quarter of 2002, compared to $737 million in the first quarter of 2001. The mortgage company's servicing portfolio totaled $18.8 billion at March 31, 2002, compared to $21.1 billion at March 31, 2001. Other non-interest income increased $20.3 million in the first three months of 2002 compared to the same period in 2001 due primarily to higher gains associated with sales of mortgage loans held for sale. Beginning in the first quarter of 2002, Regions began reporting net gains/losses related to the sale of mortgage loans held for sale in the other non-interest income category. In prior periods, these net gains/losses were reported in other non-interest expense. The periods presented have been adjusted to reflect this reclassification.

NON-INTEREST EXPENSE

Total non-interest expense increased $109.0 million or 37% in the first three months of 2002 compared to the same period in 2001 due primarily to expenses added in connection with the acquisition of Morgan Keegan, which accounted for substantially all of the increase. Excluding additional expenses added by Morgan Keegan, total non-interest expense increased $12.1 million or 4% over the first quarter of 2001. Salaries and employee benefits were up $78.0 million or 49% in the first three months of 2002 compared to the same period in 2001. Morgan Keegan accounted for the majority of the increase coupled with normal merit increases partially offset by lower benefit costs. As of March 31, 2002, Regions has 15,970 full time equivalent employees. Net occupancy expense and furniture and equipment expense increased 23% in the first quarter of 2002 over the same period in 2001. These increases are primarily the result of higher levels of depreciation related to new branch equipment and assets acquired in connection with the Morgan Keegan and other acquisitions. Excluding the effects of Morgan Keegan, net occupancy and equipment expense increased 4% in the first three months of 2002 over the same period in 2001. Other non-interest expense increased $22.6 million or 23% in the first quarter of 2002 compared to the same period in 2001. The increase during the first three months of 2002 resulted from $18.2 million added in connection with Morgan Keegan partially offset by reduced amortization of excess purchase price resulting from the adoption of FAS 142 and reduced amortization of mortgage servicing rights.

TAXES

Income tax expense increased $12.0 million or 24% over the first three months of 2001. The increase during the first quarter of 2002 compared to 2001 resulted from higher levels of taxable income. Regions effective tax rate for the first three months of 2002 and 2001 were 28.7% and 28.9%, respectively.

NET INCOME

Net income for the first quarter totaled $154.1 million or $.66 per diluted share, a 16% increase (on a per share diluted basis) compared to the first quarter of 2001. Net income as adjusted for the adoption of FAS 142 increased 10% (on a per share diluted basis) over first quarter of 2001. Annualized return on stockholders' equity during the first three months of 2002 was 15.31% compared to 14.82% during the first three months of 2001. Adjusted for the adoption of FAS 142, annualized return on stockholders' equity during the first quarter of 2001 was 15.70%. Annualized return on assets during the first three months of 2002 was 1.40% compared to 1.15% during the same period of 2001. Adjusted for the adoption of FAS 142, annualized return on assets during the first quarter of 2001 was 1.22%.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 17 and 18 `Market Risk -- Interest Rate Sensitivity' and to page 19 `Forward-Looking Statements' included in Management's Discussion and Analysis.


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

        None


     (b)  Reports on Form 8-K

         No reports were filed on Form 8-K during the first quarter of 2002.

                            SIGNATURES





 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.







                                Regions Financial Corporation



 DATE:  May 14, 2002             /s/ D. Bryan Jordan
                                D. Bryan Jordan
                                Executive Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)