Form 10-Q
period 2002-06-30
REGIONS FINANCIAL CORP
filed 2002-08-13
CIK 36032

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2002       COMMISSION FILE NUMBER
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

   Common Stock, $.625 Par Value-221,185,862 shares outstanding as of July 31, 2002

                 REGIONS FINANCIAL CORPORATION

                             INDEX



                                                         Page Number

 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)


          Consolidated Statements of Condition -
          June 30, 2002, December 31, 2001
          and June 30, 2001                                    2


          Consolidated Statements of Income -
          Six months and three months ended
          June 30, 2002 and June 30, 2001                      3

          Consolidated Statement of Stockholders' Equity -
          Six months ended June 30, 2002                       4


          Consolidated Statements of Cash Flows -
          Six months ended June 30, 2002 and
          June 30, 2001                                        5


          Notes to Consolidated Financial Statements -
          June 30, 2002                                        6




 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       12

 Item 3.  Qualitative and Quantitative Disclosures
          about Market Risk                                   22

 PART II. OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security         22
          Holders

 Item 6.  Exhibits and Reports on Form 8-K                    22


 SIGNATURES                                                   23

	    REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                     June 30,    December 31,    June 30,
				      2002         2001		   2001
ASSETS
Cash and due from banks            $   938,871	$ 1,239,598	$ 1,053,195
Interest-bearing deposits in other
 banks				       271,990	    667,186	    906,987
Securities held to maturity		34,785	     34,050	     32,745
Securities available for sale	     8,533,371	  7,813,109	  7,680,342
Trading account assets		       874,709	    741,896	    554,059
Mortgage loans held for sale	       447,475	    890,193	    601,838
Federal funds sold and securities
 purchased under agreement to
 resell				       602,972	     92,543	    345,598
Margin receivables		       536,245	    523,941	    550,749
Loans				    31,471,671	 31,136,977	 31,057,354
Unearned income			      (249,836)	   (251,629)	    (94,401)
 Loans, net of unearned income	    31,221,835	 30,885,348	 30,962,953
Allowance for loan losses	      (432,624)	   (419,167)	   (384,324)
 Net loans			    30,789,211	 30,466,181	 30,578,629
Premises and equipment		       644,584	    647,176	    621,792
Interest receivable		       241,932	    249,630	    291,590
Due from customers on acceptances	53,844	     63,854	     69,679
Other assets			     2,176,458	  1,953,355	  1,851,886
				   $46,146,447	$45,382,712	$45,139,089
LIABILITIES AND STOCKHOLDERS'
EQUITY
Deposits:
 Non-interest-bearing		   $ 4,876,717	$ 5,085,337	$ 4,650,209
 Interest-bearing		    26,151,897	 26,462,986	 26,509,073
  Total deposits		    31,028,614	 31,548,323	 31,159,282
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under
   agreement to repurchase	     2,496,069	  1,803,177	  1,939,036
  Commercial paper			26,750	     27,750	     27,750
  Other short-term borrowings	     2,380,834	  2,267,473	  2,392,543
   Total short-term borrowings	     4,903,653	  4,098,400	  4,359,329
 Long-term borrowings		     5,369,468	  4,747,674	  4,936,855
   Total borrowed funds		    10,273,121	  8,846,074	  9,296,184
Bank acceptances outstanding		53,844	     63,854	     69,679
Other liabilities		       853,274	    888,696	    787,584
   Total liabilities		    42,208,853	 41,346,947	 41,312,729
Stockholders' Equity:
 Preferred Stock, par value $1.00
  a share:
  Authorized 5,000,000 shares		    -0-		 -0-		 -0-
 Common Stock, par value $.625 a
  share:
  Authorized 500,000,000 shares,
  issued, including treasury stock,
  231,275,806; 230,081,087; and
  229,133,874 shares, respectively     144,547	    143,801	    143,209
 Surplus			     1,276,918	  1,252,809	  1,227,186
 Undivided profits		     2,768,357	  2,591,962	  2,446,779
 Treasury stock, at cost-
  10,221,700; -0-; and
  1,500,000 shares, respectively      (358,199)		 -0-	    (43,398)
 Unearned restricted stock	       (17,522)	    (11,234)	    (13,899)
 Accumulated other comprehensive
  income			       123,493	     58,427	     66,483
   Total Stockholders' Equity	     3,937,594	  4,035,765	  3,826,360
				   $46,146,447	$45,382,712	$45,139,089

See notes to consolidated financial statements.

	         REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

						Three Months Ended		  Six Months Ended
                                           	     June 30,			       June 30,
						2002		2001		2002		2001
Interest Income:
  Interest and fees on loans			$ 506,410	$ 634,945	$1,018,845	 $1,296,516
  Interest on securities:
    Taxable interest income			  101,419	  110,720	   196,801	    237,802
    Tax-exempt interest income			    7,402	   10,510	    16,068	     20,788
    Total Interest on Securities		  108,821	  121,230	   212,869	    258,590
  Interest on mortgage loans held for sale	    9,376	   11,391	    22,192	     18,247
  Interest on margin receivables		    5,061	    7,811	    10,031	      7,811
  Income on federal funds sold and securities
   purchased under agreement to resell		    2,251	    7,461	     3,867	      7,983
  Interest on time deposits in other banks	       71	    4,859	       282	      5,629
  Interest on trading account assets		    6,729	    6,723	    12,209	      6,912
    Total Interest Income			  638,719	  794,420	 1,280,295	  1,601,688


Interest Expense:
  Interest on deposits				  165,231	  306,065	   338,653	    644,172
  Interest on short-term borrowings		   32,236	   57,952	    62,222	    106,760
  Interest on long-term borrowings		   66,161	   79,251	   134,543	    152,470
    Total Interest Expense			  263,628	  443,268	   535,418	    903,402
    Net Interest Income				  375,091	  351,152	   744,877	    698,286

Provision for loan losses			   30,000	   28,990	    60,000	     57,490
    Net Interest Income After
      Provision for Loan Losses			  345,091	  322,162	   684,877	    640,796

Non-Interest Income:
  Brokerage and investment banking		  123,296	  117,660	   236,151	    127,990
  Trust department income			   15,807	   15,098	    31,554	     30,084
  Service charges on deposit accounts		   68,943	   66,939	   134,977	    130,212
  Mortgage servicing and origination fees	   23,283	   24,431	    47,962	     45,631
  Securities gains (losses)			    1,928	       (7)	     3,784		467
  Other						   57,443	   51,749	   114,880	     88,907
    Total Non-Interest Income			  290,700	  275,870	   569,308	    423,291

Non-Interest Expense:
  Salaries and employee benefits		  250,283	  251,223	   487,645	    410,614
  Net occupancy expense				   23,964	   22,468	    46,512	     40,976
  Furniture and equipment expense		   23,167	   22,557	    45,267	     40,284
  Other						  123,659	  139,962	   244,009	    237,708
    Total Non-Interest Expense			  421,073	  436,210	   823,433	    729,582
    Income Before Income Taxes			  214,718	  161,822	   430,752	    334,505
Applicable income taxes				   61,592	   49,023	   123,563	     98,954
    Net Income					$ 153,126	$ 112,799	$  307,189	 $  235,551
Average number of shares outstanding		  224,878	  227,603	   227,404	    221,273
Average number of shares outstanding-diluted	  229,112	  230,422	   231,127	    223,573
Per share:
  Net income					    $0.68	    $0.50	     $1.35	      $1.06
  Net income-diluted				    $0.67	    $0.49	     $1.33	      $1.05
  Cash dividends declared			    $0.29	    $0.28	     $0.58	      $0.56

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

												Accumulated
										   Unearned	Other
				Common			Undivided    Treasury	   Restricted	Comprehensive
				Stock	  Surplus	Profits	     Stock	   Stock	Income		Total

BALANCE AT JANUARY 1, 2002	$143,801  $1,252,809	$2,591,962   $      -0-	   $(11,234)	$ 58,427	$4,035,765

Comprehensive Income:
  Net Income						   307,189						   307,189
    Unrealized gains on available
     for sale securities, net of
     reclassification adjustment								  71,288	    71,288
    Other comprehensive loss
     from derivatives										  (6,222)	    (6,222)
  Comprehensive income*					   307,189				  65,066	   372,255
Cash dividends declared
 ($0.58 per common share)				  (130,794)						  (130,794)
Purchase of treasury stock					      (358,199)					  (358,199)
Settlement of stock buyback
 program				      (1,100)								    (1,100)
Common stock transactions:
  Stock options exercised	     538      15,162								    15,700
  Stock issued to employees
   under incentive plan		     208      10,047				    (11,269)			    (1,014)
  Amortization of unearned
   restricted stock								      4,981			     4,981
BALANCE AT June 30, 2002	$144,547  $1,276,918	$2,768,357   $(358,199)	   $(17,522)	$123,493	$3,937,594


Disclosure of reclassification amount:
Unrealized holding gains on
 available for sale securities
 arising during period										$ 73,748
Less: Reclassification adjustment,
 net of tax, for gains and losses
 realized in net income										   2,460
FAS 133 other comprehensive loss								  (6,222)
   Comprehensive income										$ 65,066


*Comprehensive income as of June 30, 2001 was $301.1 million.

See notes to consolidated financial statements.

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						  Six Months Ended
                                                      June 30,
Operating Activities:				2002		2001
  Net income					$   307,189	$   235,551
  Adjustments to reconcile net cash provided
   (used) by operating activities
   Depreciation and amortization of premises
    and equipment				     35,862	     32,893
   Provision for loan losses			     60,000	     57,490
   Net amortization (accretion) of securities	     11,443	     (3,214)
   Amortization of loans and other assets	     29,644	     48,640
   Amortization of deposits and borrowings		469		469
   Provision for losses on other real estate		559		860
   Deferred income taxes			     17,030	      5,693
   Gain on sale of premises and equipment	       (209)	     (2,773)
   Realized securities gains			     (3,784)	       (467)
   (Increase) decrease in trading account assets   (132,813)	     49,376
   Decrease (increase) in mortgages held for
    sale					    442,718	   (378,936)
   Increase in margin receivables		    (12,304)	    (27,631)
   Decrease in interest receivable		      8,361	     58,176
   Increase in other assets			   (250,181)	   (122,250)
   (Decrease) increase in other liabilities	    (95,135)	     20,789
   Other					      5,753	      1,982
       Net Cash Provided (Used) By Operating
        Activities				    424,602	    (23,352)

Investing Activities:
  Net (increase) decrease in loans		   (229,205)	    363,510
  Proceeds from sale of securities available for
   sale						    158,366	     11,444
  Proceeds from maturity of securities held to
   maturity						604	    152,706
  Proceeds from maturity of securities available
   for sale					  1,486,503	  2,940,435
  Purchase of securities held to maturity	     (1,121)	    (20,101)
  Purchase of securities available for sale	 (2,236,620)	 (1,654,999)
  Net decrease (increase) in interest-bearing
   deposits in other banks			    399,952	   (361,741)
  Proceeds from sale of premises and equipment	      2,527	     21,889
  Purchase of premises and equipment		    (34,388)	    (41,383)
  Net increase in customers' acceptance
   liability					     10,010	     38,233
  Acquisitions net of cash acquired		     62,125	    (92,811)
       Net Cash (Used) Provided By Investing
        Activities				   (381,247)	  1,357,182

Financing Activities:
  Net (decrease) in deposits			   (773,137)	   (863,678)
  Net increase (decrease) in short-term
   borrowings					    800,993	   (274,740)
  Proceeds from long-term borrowings		    666,110	  1,143,490
  Payments on long-term borrowings		    (44,316)	   (693,314)
  Net (decrease) in bank acceptance liability	    (10,010)	    (38,233)
  Cash dividends				   (130,794)	   (122,057)
  Purchase of treasury stock			   (358,199)	   (399,246)
  Proceeds from exercise of stock options	     15,700	      6,319
       Net Cash Provided (Used) By Financing
        Activities				    166,347	 (1,241,459)
       Increase in Cash and Cash Equivalents	    209,702	     92,371
Cash and Cash Equivalents, Beginning of Period	  1,332,141	  1,306,422

     Cash and Cash Equivalents, End of Period	$ 1,541,843	$ 1,398,793


See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2002


NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.


NOTE B -- Pending Acquisitions

As of June 30, 2002, Regions has no pending business combinations.


NOTE C -- New Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets". Statement 141 prohibits the use of pooling-of-interests method to account for business combinations initiated after June 30, 2001. Statement 142 provides guidance for the amortization of goodwill arising from the use of the purchase method to account for business combinations. Goodwill arising from purchase business combinations completed after June 30, 2001, will not be amortized. The accounting for goodwill and other intangible assets required under Statement 142 was effective for the fiscal year beginning January 1, 2002.

The following tables illustrate the impact of the adoption of FAS
142:

                                             Six Months Ended
                                                  June 30,
(in thousands except per share amounts)      2002         2001

Net income                                  $307,189      $235,551
Add back: excess purchase price
  amortization                                    -0-       19,679
Net income as adjusted for the
  adoption of FAS 142                       $307,189      $255,230

Per share:
Net income                                     $1.35         $1.06
Net income-diluted                             $1.33         $1.05
Net income, as adjusted for the
  adoption of FAS 142                          $1.35         $1.15
Net income-diluted, as adjusted for
  the adoption of FAS 142                      $1.33         $1.14



                                             Three Months Ended
                                                  June 30,
(in thousands except per share amounts)      2002         2001

Net income                                  $153,126      $112,799
Add back: excess purchase price
  amortization                                    -0-       12,420
Net income as adjusted for the
  adoption of FAS 142                       $153,126      $125,219

Per share:
Net income                                     $0.68         $0.50
Net income-diluted                             $0.67         $0.49
Net income, as adjusted for the
  adoption of FAS 142                          $0.68         $0.55
Net income-diluted, as adjusted for
  the adoption of FAS 142                      $0.67         $0.54


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

Six months ended June 30, 2002

                                  Total Banking
(in thousands)
                       Community                             Mortgage
                        Banking     Treasury    Combined     Banking

Net interest income   $   581,980  $   145,777 $   727,757  $  16,487
Provision for loan
  loss                     54,069        2,242      56,311        214
Non-interest income       158,170        4,861     163,031    101,191
Non-interest expense      398,741       16,091     414,832     82,094
Income taxes               99,857       49,614     149,471     13,617

   Net income         $   187,483  $    82,691 $   270,174  $  21,753

Average assets        $25,131,613  $13,309,653 $38,441,266  $ 921,324



(in thousands)         Investment
                        Banking/
                       Brokerage/                             Total
                          Trust    Insurance     Other       Company

Net interest income    $   13,887  $  1,166    $ (14,420)  $   744,877
Provision for loan
  loss                        -0-        -0-       3,475        60,000
Non-interest income       274,834    28,628        1,624       569,308
Non-interest expense      242,275    22,217       62,015       823,433
Income taxes               17,109     2,761      (59,395)      123,563

   Net income           $  29,337  $  4,816    $ (18,891)  $   307,189

Average assets         $3,116,914  $102,438    $2,466,487  $45,048,429


Six months ended June 30, 2001

                                   Total Banking
(in thousands)
                        Community                             Mortgage
                         Banking     Treasury    Combined      Banking

Net interest income     $  580,486  $  63,275   $   643,761   $   7,905
Provision for loan
  loss                      51,745      2,983        54,728         287
Non-interest income        158,693    (11,027)      147,666      85,865
Non-interest expense       358,060     16,636       374,696      74,980
Income taxes               123,713     12,236       135,949       6,924

   Net income           $  205,661  $  20,393   $   226,054   $  11,579

Average assets         $24,001,434 $16,389,856  $40,391,290   $ 830,359

(in thousands)         Investment
                        Banking/
                       Brokerage/                              Total
                          Trust     Insurance     Other       Company

Net interest income     $  7,334    $   1,671   $ 37,615    $   698,286
Provision for loan
  loss                        -0-          -0-     2,475         57,490
Non-interest income       162,663      20,855      6,242        423,291
Non-interest expense      138,881      15,471    125,554        729,582
Income taxes               11,755       2,097    (57,771)        98,954

   Net income           $  19,361   $   4,958   $(26,401)   $   235,551

Average assets         $2,495,247   $  79,422   $522,339    $44,318,657

NOTE E -- Derivative Financial Instruments

Regions maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. The most common derivative instruments are forward rate agreements, interest rate swaps, and put and call options. For those derivative contracts that qualify for hedge accounting, according to Statement of Financial Accounting Standards No. 133 (FAS 133), Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K.

Regions utilizes certain derivative instruments to hedge the variability of cash flows related to interest payments under debt instruments. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. As of June 30, 2002, Regions had recognized a $6.2 million loss in other comprehensive income related to cash flow hedges. The Company will amortize this loss into earnings in conjunction with the recognition of interest payments through 2011 consistent with FAS 133. For the six months ended June 30, 2002, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. No gains or losses were recognized in the first six months of 2002 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

Regions hedges the changes in fair value of assets or firm commitments using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. The amount of hedging gains and losses, which is reflected in other non-interest expense, was not material to the results of operations for the six months ended June 30, 2002.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating rate. These derivative instruments are included in other assets or other liabilities on the statement of financial condition. For the six months ended June 30, 2002, there was no ineffectiveness recorded to earnings related to these fair value hedges. No gains or losses were recognized in the first six months of 2002 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

The Company also maintains a trading portfolio of interest rate swap and option contracts with customers and market counterparties. The portfolio is used to generate trading profit and help clients manage interest rate risk. Transactions within the portfolio generally involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. The fair value of the trading portfolio at June 30, 2002, was $10.1 million.

Foreign currency exchange contracts involve the trading of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to facilitate the management of fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $9 million and $18 million at June 30, 2002 and June 30, 2001, respectively. The Company is subject to the risk that another party will fail to perform and the gross amount of the contracts represents the Company's maximum exposure to credit risk.

In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At June 30, 2002, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $15 million and $100 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

NOTE F -- Accelerated Repurchase Agreement

In connection with the Company's general stock repurchase program, Regions entered into a purchase agreement on May 13, 2002 to purchase 8 million shares of Regions' common stock at a price of $35.37 per share. The contract provides for a purchase price adjustment, which considers market interest rates, dividends, average purchase price, date of purchase, and other factors. The settlement date for the contract is December 9, 2002. Regions will have the option to settle the contract in cash or in whole shares of common stock and has classified the contract as an equity instrument. The maximum number of shares Regions would be required to issue at the settlement date will not be in excess of 10 million shares.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's (Regions or the Company) financial position and results of operations. The emphasis of this discussion will be on the year ended December 31, 2001 and the six and three months ended June 30, 2002 as compared to the six and three months ended June 30, 2001.

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. The estimates and assumptions which are most significant to Regions are related primarily to allowance for loan losses, intangibles, and income taxes.

TOTAL ASSETS

Regions' total assets at June 30, 2002, were $46.1 billion -- an increase of 2% compared to June 30, 2001 and to year-end 2001.
These increases were due primarily to higher balances in securities and short-term investments.

Comparisons with June 30, 2001 and December 31, 2001 are affected by the acquisitions of Park Meridian Financial Corporation, First Bancshares of Texas, Inc., Brookhollow Bancshares, Inc. and Independence Bank, National Association (accounted for as purchases). In addition, at the end of the first quarter of 2001, Regions acquired Morgan Keegan, Inc. The second quarter of 2001 was the first period that Morgan Keegan's operations were reflected in Regions' income statement, average balance sheet and related yields and rates, thus affecting certain year-to-date comparisons. Relevant acquisitions are summarized as follows:

Date                         Headquarters   Total Assets    Accounting
Acquired  Company Acquired   Location       (in thousands)  Treatment

November  Park Meridian      Charlotte,      $ 309,844      Purchase
2001      Financial          North
          Corporation        Carolina

December  First Bancshares   Houston,          188,953      Purchase
2001      of Texas, Inc.     Texas

April     Brookhollow        Dallas, Texas     166,916      Purchase
2002      Bancshares, Inc.

May 2002  Independence       Houston,          112,408      Purchase
          Bank, National     Texas
          Association

LOANS

Total loans at June 30, 2002, increased 1% since year-end 2001 and June 30, 2001. These increases are primarily due to a 7% growth in both the commercial and consumer categories partially offset by a 6% decline in residential mortgage loans since June 30, 2001. The average yields on loans during the first six months and second quarter of 2002 were 6.82% and 6.70%, respectively, compared to 8.59% and 8.41%, respectively, during the same periods in 2001.

Non-performing assets were as follows (dollars in thousands):

                             June 30,   Dec. 31,  June 30,
                               2002       2001      2001
    Non-accruing loans       $280,371   $269,764  $259,291
    Loans past due 90
     days or more              43,224     46,845    41,736
    Renegotiated loans         42,332     42,807    14,223
    Other real estate          52,092     40,872    29,257
     Total                   $418,019   $400,288  $344,507

    Non-performing assets
     as a percentage of
     loans and other real
     estate                    1.34%      1.29%     1.11%

Non-accruing loans at June 30, 2002, have increased $21.1 million since June 30, 2001, and $10.6 million since year-end 2001. The increases were primarily in the commercial and real estate categories. At June 30, 2002, real estate loans comprised $127.9 million ($82.2 million in residential) of total non-accruing loans, with commercial loans accounting for $148.8 million and consumer loans accounting for $3.7 million. Loans past due 90 days or more increased $1.5 million compared to June 30, 2001, but decreased $3.6 million since year-end 2001. Other real estate increased $22.8 million since June 30, 2001, due to increased foreclosures.

Activity in the allowance for loan losses is summarized as follows
(in thousands):
                                        June 30,    June 30,
                                          2002        2001
    Balance at beginning of period      $419,167    $376,508
    Net loans charged-off:
     Commercial                           27,328      30,438
     Real estate                           5,595       2,839
     Installment                          15,948      16,397

    Total                                 48,871      49,674

    Allowance of acquired banks            2,328          -0-

    Provision charged to expense          60,000      57,490

    Balance at end of period            $432,624    $384,324

Net loan losses in the first six months of 2002 and 2001 were 0.32% of average loans (annualized). At June 30, 2002 the allowance for loan losses stood at 1.39% of loans, compared to 1.24% at June 30, 2001, and 1.36% at year-end 2001. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 118% and 103%, respectively, at June 30, 2002, compared to 122% and 112%, respectively, at June 30, 2001 and 117% and 104%, respectively, at year end 2001.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At June 30, 2002, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

Regions' provision for loan losses is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance for loan losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) detailed reviews of individually selected loans; (2) gross and net loan charge-offs in the current year; (3) the current level of the allowance in relation to total loans and to historical loss levels; (4) past due and non-accruing loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio (types of loans); and (7) management's analysis of economic conditions and the resulting impact on Regions' loan portfolio.

On loans which are considered impaired, it is Regions' policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when full payment of principal is no longer doubtful.

INVESTMENTS AND OTHER ASSETS

Total securities at June 30, 2002, have increased 11% since June
30, 2001, and 9% since year-end 2001. Security balances have increased primarily through the purchase of Agency securities.

Mortgage loans held for sale decreased $154 million compared to June 30, 2001, and have declined $443 million since year-end 2001. Residential mortgage loan production at Regions' mortgage banking subsidiary was approximately $1.7 billion during the first six months of 2002 compared to $1.8 billion during the same time period in 2001.

Margin receivables at June 30, 2002 totaled $536.2 million compared to $550.7 million at June 30, 2001, and $523.9 at year-end 2001. These balances represent Morgan Keegan's margin loans to brokerage clients.

Interest-bearing deposits in other banks at June 30, 2002 totaled
$272 million compared to $907 million at June 30, 2001. This decline is primarily attributable to lower balances held with the Federal Home Loan Bank and other financial institutions.

Premises and equipment at June 30, 2002, have increased $22.8 million since June 30, 2001, but have declined $2.6 million since year-end 2001. The increase compared to June 30, 2001, was due primarily to construction of the new operations center and investments in technology as well as premises and equipment obtained through acquisitions. The decline since year-end 2001 was due to depreciation.

Other assets June 30, 2002, increased $223 million over year-end 2001 and $325 million over the second quarter of last year. Areas of increase include low income housing investments, joint venture investments, excess purchase price, prepaid expenses and other real estate.

DEPOSITS

Total deposits at June 30, 2002, declined less than 1% since June 30, 2001. Since year-end 2001, total deposits have decreased 2%. The decline resulted primarily from lower balances in certificates of deposit, due to continued efforts to less aggressively price these deposits. Non-interest bearing deposits, interest bearing checking, money market and savings accounts reflected strong growth since last year, up $1.2 billion or 7%, but were offset by a $2.4 billion decline in retail certificates of deposit. Wholesale deposit balances increased since June 30, 2001, as rates on these deposits were favorable to other funding sources.

BORROWINGS

Net federal funds purchased and security repurchase agreements totaled $1.9 billion at June 30, 2002, $1.7 billion at year-end and $1.6 billion at June 30, 2001. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first six months of 2002 net funds purchased averaged $1.3 billion compared to $1.8 billion for the same period of 2001, indicating decreased reliance on overnight purchased funds as a funding source.

Other short-term borrowings and commercial paper decreased $12.7 million since June 30, 2001, but have increased $112 million since year-end 2001. Long-term borrowings have increased $622 million since year-end 2001 and $433 million since June 30, 2001. These increases in long-term borrowings resulted primarily from the May 2002 issuance of $600 million of 6.375% fixed rate subordinated notes due May 2012, partially offset by maturities of Federal Home Loan Bank advances since June 30, 2001.

STOCKHOLDERS' EQUITY

Stockholders' equity was $3.9 billion at June 30, 2002, an increase of 3% over June 30, 2001, and a decrease of 2% since year-end 2001. During the first half of 2002, Regions repurchased 10.2 million shares in connection with acquisitions and its general stock repurchase program. Accumulated other comprehensive income totaled $123.5 million at June 30, 2002, compared to $58.4 million at year-end 2001 and $66.5 million at June 30, 2001. Regions' ratio of equity to total assets was 8.53% at June 30, 2002, compared to 8.48% at June 30, 2001, and 8.89% at year-end 2001.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at June 30, 2002, substantially exceeded all regulatory requirements.

Bank Regulatory Capital Requirements

                                          Minimum      Regions at
                                         Regulatory     June 30,
                                        Requirement        2002
Tier 1 capital to risk-adjusted assets     4.00%          8.55%
Total risk-based capital to
 risk-adjusted assets                      8.00          13.58
Tier 1 leverage ratio                      3.00           6.81

LIQUIDITY

Regions' primary sources of liquidity are maturities from its loan and securities portfolios. In addition to these sources of liquidity, Regions has access to purchased funds in the state and national money markets. Regions' management places constant emphasis on the maintenances of adequate liquidity to meet conditions that might reasonably be expected to occur.

NET INTEREST INCOME

Net interest income for the first six months of 2002 increased $46.6 million or 7%, compared to the same period in 2001. The increased net interest income resulted from higher levels of earning assets combined with improved net interest margin due to lower funding costs associated with repricing of many of Regions' funding sources to lower rates. The net yield on interest-earning assets (taxable equivalent basis) was 3.82% in the first six months of 2002 and 3.63% during the same period in 2001. For the second quarter of 2002, net interest income increased $23.9 million or 7% compared to the second quarter of 2001 due to lower funding costs on Regions' funding sources.

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

In addition, Regions' loan and securities portfolios contain fixed-rate mortgage-related products, including whole loans, mortgage-backed securities and collateralized mortgage obligations having amortization and cash flow characteristics that vary with the level of market interest rates. These earning assets are generally reported in the non-sensitive category. In fact, a portion of these earning assets may pay-off within one year or less because their cash flow characteristics are materially impacted by mortgage refinancing activity.

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

Management estimates the effect shifts in interest rates may have upon Regions' net interest income. The following table demonstrates the expected effect a parallel gradual (over a 12 month period) interest rate shift would have on net interest income as of June 30, 2002.

     Change in          $ Change in Net
   Interest Rates       Interest Income     % Change in Net
 (in basis points)      (in thousands)      Interest Income
      +200                $ 31,000             2.05%
      +100                  18,000             1.19
      -100                 (24,000)           (1.61)
      -200                 (52,000)           (3.46)

PROVISION FOR LOAN LOSSES

The provision for loan losses was $60.0 million or .39% annualized of average loans in the first six months of 2002, compared to $57.5 million or .37% annualized of average loans in the first six months of 2001. For the second quarter of 2002, the provision for loan losses was $30.0 million or .39% annualized of average loans compared to $29.0 million or .38% annualized of average loans in the second quarter of 2001. The provision for loan losses recorded in the first six months and second quarter of 2002 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current and future economic conditions.

NON-INTEREST INCOME

Total non-interest income for the first six months of 2002 increased $146.0 million or 34% compared to the first six months of 2001. This increase is due primarily to the acquisition of Morgan Keegan. The second quarter of 2001 was the first period which Morgan Keegan's operations were reflected in Regions' income statement. On a quarterly basis, total non-interest income for the second quarter of 2002 increased $14.8 million or 5% over the second quarter of 2001. Brokerage and investment banking income reflected an increase of $108.2 million in the first half of 2002 compared to last year due to the addition of Morgan Keegan discussed above. On a quarterly basis, brokerage income increased $5.6 million or 5% over the second quarter of 2001. Trust department income increased slightly in both the first six months and second quarter of 2002 compared to the comparable periods for 2001. An increase in the number of deposit accounts due to acquisitions as well as a modification of the structure of certain deposit accounts resulted in service charges on deposit accounts increasing $4.8 million or 4% in the first half of 2002 and $2.0 million or 3% in the second quarter of 2002, compared to the same periods in 2001. Mortgage servicing and origination fees increased 5% in the first six months of 2002 but decreased 5% in the second quarter, compared to 2001, primarily due to fewer number of loans being serviced and lower levels of new loan production in the second quarter of 2002. Single family mortgage production was $700 million in the second quarter of 2002, compared to $1.1 billion in the second quarter of 2001. The mortgage company's servicing portfolio totaled $18.3 billion at June 30, 2002, compared to $20.5 billion at June 30, 2001. Other non-interest income increased $26.0 million in the first six months of 2002 and $5.7 million in the second quarter of 2002, compared to the same periods in 2001 due primarily to higher insurance fees and higher gains associated with sales of mortgage loans held for sale. Beginning in the first quarter of 2002, Regions began reporting net gains/losses related to the sale of mortgage loans held for sale in the other non-interest income category. In prior periods, these net gains/losses were reported in other non-interest expense. The periods presented have been adjusted to reflect this reclassification.

NON-INTEREST EXPENSE

Total non-interest expense increased $93.9 million or 13% in the first six months of 2002 compared to the same period in 2001. This increase, primarily related to the acquisition of Morgan Keegan discussed earlier, was partially offset by $23.3 million in merger and other non-recurring charges in the second quarter of 2001. Second quarter 2002 total non-interest expense decreased $15.1 million or 3% compared to 2001. This decrease was the result of reduced amortization of excess purchase price resulting from the adoption of FAS 142 and the merger and other non-recurring charges in the second quarter of 2001, partially offset by increases in other expenses.

Salaries and employee benefits were up $77.0 million or 19% in the first half of 2002 compared to the same period in 2001 due to the addition of Morgan Keegan and normal merit increases. As of June 30, 2002, Regions has 16,032 full time equivalent employees.

Net occupancy expense and furniture and equipment expense increased 13% in the first six months of 2002 and 5% in the second quarter of 2002 over the same periods in 2001. These increases are primarily the result of higher levels of depreciation related to new branch equipment and assets acquired in connection with acquisitions.

Other non-interest expense increased $6.3 million or 3% in the first half of 2002 compared to the same period in 2001. Second quarter 2002 other non-interest expense decreased $16.3 million or 12% compared to the same period in 2001. This decrease is primarily attributed to the reduced amortization of excess purchase price resulting from the adoption of FAS 142 and the merger and other non-recurring charges in the second quarter of 2001, partially offset by increases in other expenses.

TAXES

Income tax expense increased $24.6 million or 25% over the first six months of 2001. For the second quarter of 2002, income tax expense increased $12.6 million or 26% compared to 2001. These increases during the first six months and the second quarter of 2002 compared to 2001 resulted from higher levels of taxable income. Regions effective tax rates for the first six months of 2002 and 2001 were 28.7% and 29.6%, respectively.

NET INCOME

Net income for the second quarter of 2002 totaled $153.1 million or $.67 per diluted share, a 37% increase (on a per share diluted basis) compared to the second quarter of 2001. Net income for the first six months of 2002 totaled $307.2 million or $1.33 per diluted share, a 27% increase (on a per share diluted basis) compared to the first six months of 2001. Operating income, which excludes merger and other non-recurring charges of $17.8 million after tax in 2001, increased 18% on a per share diluted basis from the first six months of 2001. Net income and operating income, as adjusted for the adoption of FAS 142 increased 17% and 9%, respectively, (on a per share diluted basis) over the first six months of 2001. Annualized return on stockholders' equity during the first half of 2002 was 15.30% based on net income and operating income. In the first half of 2001, annualized return on stockholders' equity was 13.29% based on net income and 14.30% based on operating income. Adjusted for the adoption of FAS 142, annualized return on stockholders' equity during the first six months of 2001 was 14.40% based on net income and 15.41% based on operating income. Annualized return on assets during the first half of 2002 was 1.38% based on net income and operating income. In comparison, annualized return on assets during the first half of 2001 was 1.07% based on net income and 1.15% based on operating income. Adjusted for the adoption of FAS 142, annualized return on assets during the first six months of 2001 was 1.16% based on net income and 1.24% based on operating income.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 18 and 19 `Market Risk -- Interest Rate Sensitivity' and to page 19 `Forward-Looking Statements' included in Management's Discussion and Analysis.


Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 20, 2002, three nominees were elected as directors of Regions to serve three year terms. The directors elected at the 2002 Annual Meeting were Sheila
S. Blair (184,749,804 votes in favor and 3,711,705 votes withheld), Allen B. Morgan, Jr. (186,372,676 votes in favor and 2,088,833 votes withheld, and C. Kemmons Wilson, Jr. (186,355,611 votes in favor and 2,105,898 votes withheld).

In addition, the stockholders ratified the Board of Directors' selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2002. On the proposal, 180,491,394 shares were voted in favor, 5,340,687 shares were voted against, 2,629,428 shares abstained, and 0 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

        None


     (b)  Reports on Form 8-K

         Report on Form 8-K, dated May 15, 2002, was filed under items 5 and 7 related to the Registrant's issuance of $600 million in subordinated debt.

                            SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.




                                 Regions Financial Corporation



 DATE:  August 13, 2002          /s/ D. Bryan Jordan
                                D. Bryan Jordan
                                Executive Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)






 STATEMENT OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL
             OFFICER OF REGIONS FINANCIAL CORPORATION
                    PURSUANT TO 18 U.S.C.  1350

 Each of the undersigned hereby certifies in his capacity as an officer of Regions Financial Corporation (the "Company") that this Quarterly Report on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 DATE:  August 13, 2002        /s/ Carl E. Jones. Jr.
                               Carl E. Jones, Jr.
                               Chairman of the Board, President
                               and Chief Executive Officer



 DATE:  August 13, 2002        /s/ Richard D. Horsley
                               Richard D. Horsley
                               Vice Chairman and Executive
                               Financial Officer