Form 10-Q
period 2002-09-30
REGIONS FINANCIAL CORP
filed 2002-11-15
CIK 36032

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED                 COMMISSION FILE NUMBER
     SEPTEMBER 30, 2002                                 0-6159


                  REGIONS FINANCIAL CORPORATION
      (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                             63-0589368
   (State or Other Jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)         Identification No.)


  417 North 20th Street, Birmingham, Alabama          35203
   (Address of Principal Executive Offices)        (Zip Code)

Registrant's Telephone Number, Including Area Code: (205) 944-1300


                          Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed
    Since Last Report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days

                  YES    X          NO



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12v-2 of the Exchange Act).

                  YES    X          NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, $.625 Par Value-221,134,008 shares outstanding as of October 31, 2002

		REGIONS FINANCIAL CORPORATION

                             INDEX


                                                          Page Number
 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Condition -
          September 30, 2002, December 31, 2001
          and September 30, 2001                               2

          Consolidated Statements of Income -
          Nine months and three months ended
          September 30, 2002 and September 30, 2001            3

          Consolidated Statement of Stockholders' Equity -
          Nine months ended September 30, 2002                 4

          Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2002 and
          September 30, 2001                                   5


          Notes to Consolidated Financial Statements -
          September 30, 2002                                   6



 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       12

 Item 3.  Qualitative and Quantitative Disclosures
          about Market Risk                                   28

 Item 4.  Controls and Procedures                             28


 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                   28


 Item 6.  Exhibits and Reports on Form 8-K                    29


 SIGNATURES                                                   30


 CERTIFICATIONS                                               30

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                   September 30,  December31,    September30,
                                       2002          2001            2001
ASSETS
Cash and due from banks		   $ 1,220,392	$ 1,239,598	$ 1,103,077
Interest-bearing deposits in other
 banks				       226,252	    667,186	    982,838
Securities held to maturity		34,938	     34,050	     32,757
Securities available for sale	     8,938,255	  7,813,109	  8,223,851
Trading account assets		       890,089	    741,896	    605,376
Loans held for sale		     1,870,875	    890,193	    452,613
Federal funds sold and securities
 purchased under agreement to
 resell				       245,684	     92,543	    189,043
Margin receivables		       515,228	    523,941	    595,624
Loans				    30,822,448	 31,136,977	 31,128,869
Unearned income			      (250,131)	   (251,629)	   (218,026)
 Loans, net of unearned income	    30,572,317	 30,885,348	 30,910,843
Allowance for loan losses	      (435,798)	   (419,167)	   (386,471)
 Net loans			    30,136,519	 30,466,181	 30,524,372
Premises and equipment		       642,376	    647,176	    623,103
Interest receivable		       230,397	    249,630	    286,584
Due from customers on acceptances	36,064	     63,854	     44,269
Other assets			     2,406,427	  1,953,355	  2,020,506
				   $47,393,496	$45,382,712	$45,684,013

LIABILITIES AND STOCKHOLDERS'
EQUITY
Deposits:
 Non-interest-bearing		   $ 5,062,053	$ 5,085,337	$ 4,655,075
 Interest-bearing		    27,112,736	 26,462,986	 25,918,116
  Total deposits		    32,174,789	 31,548,323	 30,573,191
Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under
   agreement to repurchase	     2,551,283	  1,803,177	  2,817,611
  Commercial paper			24,750	     27,750	     27,750
  Other short-term borrowings	     2,057,264	  2,267,473	  2,315,063
   Total short-term borrowings	     4,633,297	  4,098,400	  5,160,424
 Long-term borrowings		     5,543,753	  4,747,674	  4,810,542
   Total borrowed funds		    10,177,050	  8,846,074	  9,970,966
Bank acceptances outstanding		36,064	     63,854	     44,269
Other liabilities		       921,738	    888,696	  1,146,792
   Total liabilities		    43,309,641	 41,346,947	 41,735,218
Stockholders' Equity:
 Preferred Stock, par value $1.00
  a share:
  Authorized 5,000,000 shares		    -0-		 -0-		 -0-
 Common Stock, par value $.625 a
  share:
  Authorized 500,000,000 shares,
  issued, including treasury stock,
  231,698,090; 230,081,087; and
  229,239,768 shares, respectively     144,811	    143,801	    143,275
 Surplus			     1,284,365	  1,252,809	  1,228,574
 Undivided profits		     2,860,604	  2,591,962	  2,518,202
 Treasury stock, at cost-
  10,221,700; -0-; and
  1,830,000 shares, respectively      (358,199)		 -0-	    (52,508)
 Unearned restricted stock	       (15,441)	    (11,234)	    (12,511)
 Accumulated other comprehensive
  income			       167,715	     58,427	    123,763
   Total Stockholders' Equity	     4,083,855	  4,035,765	  3,948,795
				   $47,393,496	$45,382,712	$45,684,013

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

						Three Months Ended		  Nine Months Ended
						   September 30,		    September 30,
						2002		2001		2002		2001
Interest Income:
  Interest and fees on loans			$ 502,923	$ 606,811	$1,521,768	$1,903,327
  Interest on securities:
    Taxable interest income			  104,479	  104,008	   301,280	   341,810
    Tax-exempt interest income			    7,053	   10,151	    23,121	    30,939
    Total Interest on Securities		  111,532	  114,159	   324,401	   372,749
  Interest on mortgage loans held for sale	   12,146	   11,556	    34,338	    29,803
  Interest on margin receivables		    4,951	    7,187	    14,982	    14,998
  Income on federal funds sold and securities
    purchased under agreement to resell		    2,530	    6,250	     6,397	    14,233
  Interest on time deposits in other banks	      120	    4,028	       402	     9,657
  Interest on trading account assets		    6,492	    6,104	    18,701	    13,016
    Total Interest Income			  640,694	  756,095	 1,920,989	 2,357,783

Interest Expense:
  Interest on deposits				  162,493	  276,597	   501,146	   920,769
  Interest on short-term borrowings		   33,953	   45,907	    96,175	   152,667
  Interest on long-term borrowings		   64,103	   77,779	   198,646	   230,249
    Total Interest Expense			  260,549	  400,283	   795,967	 1,303,685
    Net Interest Income				  380,145	  355,812	 1,125,022	 1,054,098

Provision for loan losses			   35,000	   30,000	    95,000	    87,490
    Net Interest Income After
     Provision for Loan Losses			  345,145	  325,812	 1,030,022	   966,608

Non-Interest Income:
  Brokerage and investment banking		  123,294	  110,430	   359,445	   238,420
  Trust department income			   15,605	   13,749	    47,159	    43,833
  Service charges on deposit accounts		   70,581	   67,190	   205,558	   197,402
  Mortgage servicing and origination fees	   26,863	   21,924	    74,825	    67,555
  Securities gains				   22,642	    4,534	    26,426	     5,001
  Other						   67,696	   46,398	   182,576	   135,305
    Total Non-Interest Income			  326,681	  264,225	   895,989	   687,516

Non-Interest Expense:
  Salaries and employee benefits		  258,264	  230,922	   745,909	   641,536
  Net occupancy expense				   25,093	   22,950	    71,605	    63,926
  Furniture and equipment expense		   22,862	   22,989	    68,129	    63,273
  Other						  146,232	  121,800	   390,241	   359,508
    Total Non-Interest Expense			  452,451	  398,661	 1,275,884	 1,128,243
    Income Before Income Taxes			  219,375	  191,376	   650,127	   525,881
Applicable income taxes				   62,896	   56,177	   186,459	   155,131
    Net Income					$ 156,479	$ 135,199	$  463,668	$  370,750
Average number of shares outstanding		  221,282	  227,657	   225,341	   223,424
Average number of shares outstanding-diluted	  224,438	  230,383	   228,873	   225,868
Per share:
  Net income					    $0.71	    $0.59	     $2.06	     $1.66
  Net income-diluted				    $0.70	    $0.59	     $2.03	     $1.64
  Cash dividends declared			    $0.29	    $0.28	     $0.87	     $0.84

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

												Accumulated
										   Unearned	Other
				Common			Undivided    Treasury	   Restricted	Comprehensive
				Stock	  Surplus	Profits	     Stock	   Stock	Income		Total

BALANCE AT JANUARY 1, 2002	$143,801  $1,252,809	$2,591,962   $      -0-	   $(11,234)	$ 58,427	$4,035,765

Comprehensive Income:
  Net Income						   463,668						   463,668
    Unrealized gains on available
     for sale securities, net of
     reclassification adjustment								 113,072	   113,072
    Other comprehensive loss
     from derivatives, net of tax								  (3,784)	    (3,784)
  Comprehensive income*					   463,668				 109,288	   572,956
Cash dividends declared
 ($0.87 per common share)				  (195,026)						  (195,026)
Purchase of treasury stock					      (358,199)					  (358,199)
Settlement of stock buyback
 program				      (1,100)								    (1,100)
Common stock transactions:
  Stock options exercised	     805      22,909								    23,714
  Stock issued to employees
   under incentive plan		     205       9,747				    (11,135)			    (1,183)
  Amortization of unearned
   restricted stock		   						      6,928			     6,928
BALANCE AT SEPTEMBER 30, 2002	$144,811  $1,284,365	$2,860,604   $(358,199)	   $(15,441)	$167,715	$4,083,855


Disclosure of reclassification amount:
Unrealized holding gains on
 available for sale securities
 arising during period										$130,249
Less: Reclassification adjustment,
 net of tax, for gains and losses
 realized in net income										  17,177
Unrealized holding loss on
 derivatives, net of tax									  (4,448)
Reclassification adjustment,
 net of tax, for losses realized
 in net income											     664
   Comprehensive income										$109,288


*Comprehensive income as of September 30, 2001 was $493.6 million.

See notes to consolidated financial statements.

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                  Nine Months Ended
                                                    September 30,
Operating Activities:				2002		2001
  Net income					$   463,668	$   370,750

  Adjustments to reconcile net cash provided
    by operating activities
   Depreciation and amortization of premises
    and equipment				     54,711	     50,936
   Provision for loan losses			     95,000	     87,490
   Net amortization (accretion) of securities	     19,491	     (3,594)
   Amortization of loans and other assets	     67,919	     80,143
   Amortization of deposits and borrowings		708		705
   Provision for losses on other real estate	      1,060		 37
   Deferred income taxes			     25,212	     12,412
   (Gain) loss on sale of premises and equipment       (274)	      2,409
   Realized securities gains			    (26,426)	     (5,001)
   Increase in trading account assets		   (148,193)	     (1,941)
   Decrease (increase) in mortgages held for
    sale					    119,318*	   (229,711)
   Decrease (increase) in margin receivables	      8,713	    (72,506)
   Decrease in interest receivable		     19,896	     63,182
   Increase in other assets			   (518,910)	   (321,379)
   (Decrease) increase in other liabilities	    (58,216)	    332,583
   Other					      7,892	      3,595
       Net Cash Provided By Operating Activities    131,569	    370,110

Investing Activities:
  Net (increase) decrease in loans		   (711,528)*	    387,596
  Proceeds from sale of securities available for
   sale						    607,345	     24,517
  Proceeds from maturity of securities held to
   maturity						682	    153,423
  Proceeds from maturity of securities available
   for sale					  2,275,569	  3,885,177
  Purchase of securities held to maturity	     (1,125)	    (20,302)
  Purchase of securities available for sale	 (3,797,959)	 (3,054,815)
  Net decrease (increase) in interest-bearing
   deposits in other banks			    445,690	   (437,592)
  Proceeds from sale of premises and equipment	      3,000	     18,316
  Purchase of premises and equipment		    (51,437)	    (62,346)
  Net increase in customers' acceptance
   liability					     27,790	     63,643
  Acquisitions net of cash acquired		     62,125	    (92,811)
       Net Cash (Used) Provided By Investing
        Activities				 (1,139,848)	    864,806

Financing Activities:
  Net increase (decrease) in deposits		    372,799	 (1,450,005)
  Net increase in short-term borrowings		    530,637	    526,355
  Proceeds from long-term borrowings		    848,896	  1,145,490
  Payments on long-term borrowings		    (52,817)	   (821,628)
  Net (decrease) in bank acceptance liability	    (27,790)	    (63,643)
  Cash dividends				   (195,026)	   (185,833)
  Purchase of treasury stock			   (358,199)	   (408,356)
  Proceeds from exercise of stock options	     23,714	      8,402
       Net Cash Provided (Used) By Financing
        Activities				  1,142,214	 (1,249,218)
       Increase (decrease) in Cash and Cash
	Equivalents				    133,935	    (14,302)
Cash and Cash Equivalents, Beginning of Period	  1,332,141	  1,306,422

       Cash and Cash Equivalents, End of Period	$ 1,466,076	$ 1,292,120


See notes to consolidated financial statements.

*excludes effect of $1.1 billion non-cash reclassification of indirect consumer installment loans to loans held for sale at September 30.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2002


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


NOTE B -- Pending Acquisitions

As of September 30, 2002, Regions had no pending business combinations.


NOTE C -- New Accounting Standards

In October 2002, the FASB issued Statement of Financial Accounting Standards NO. 147 (FAS 147), "Acquisitions of Certain Financial Institutions." Statement 147 provides guidance on the application of the purchase method to acquisitions of financial institutions. In addition, Statement 147 amends FASB Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets." Statement 141 prohibits the use of the pooling-of-interests method to account for business combinations initiated after June 30, 2001. Statement 142 provides guidance for the amortization of goodwill arising from the use of the purchase method to account for business combinations. Goodwill arising from purchase business combinations completed after June 30, 2001, will not be amortized. The accounting for goodwill and other intangible assets required under Statement 142 was effective for the fiscal year beginning January 1, 2002.

The following tables illustrate the impact of the adoption of FAS
142:

                                             Nine Months Ended
                                                September 30,
(in thousands except per share amounts)      2002         2001

Net income                                  $463,668      $370,750
Add back: excess purchase price
  amortization                                    -0-       33,132
Net income as adjusted for the
  adoption of FAS 142                       $463,668      $403,882

Per share:
Net income                                     $2.06         $1.66
Net income-diluted                             $2.03         $1.64
Net income, as adjusted for the
  adoption of FAS 142                          $2.06         $1.81
Net income-diluted, as adjusted for
  the adoption of FAS 142                      $2.03         $1.79



                                             Three Months Ended
                                                September 30,
(in thousands except per share amounts)      2002         2001

Net income                                  $156,479      $135,199
Add back: excess purchase price
  amortization                                    -0-       13,452
Net income as adjusted for the
  adoption of FAS 142                       $156,479      $148,651

Per share:
Net income                                     $0.71         $0.59
Net income-diluted                             $0.70         $0.59
Net income, as adjusted for the
  adoption of FAS 142                          $0.71         $0.65
Net income-diluted, as adjusted for
  the adoption of FAS 142                      $0.70         $0.65


NOTE D -- Business Segment Information

Regions' segment information is presented based on Regions' primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions' customers. The Company's primary segment is community banking. Community banking represents the Company's branch banking functions and has separate management that is responsible for the operation of that business unit. In addition, Regions has designated as distinct reportable segments the activities of its treasury, mortgage banking, investment banking/brokerage/trust, and insurance divisions. The treasury division includes the Company's bond portfolio, indirect mortgage lending division, and other wholesale activities. Mortgage banking consists of Regions' mortgage subsidiary. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan, and for periods prior to the acquisition of Morgan Keegan, the activities of Regions' former securities brokerage subsidiary, Regions Investment Company, Inc. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated "Other" includes activity of Regions' indirect consumer lending division and the parent company.

The accounting policies used by each reportable segment are the same as those discussed in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

Nine months ended September 30, 2002

                                  Total Banking
(in thousands)
                       Community                              Mortgage
                        Banking     Treasury    Combined      Banking

Net interest income   $   859,381  $   218,343 $ 1,077,724  $  25,858
Provision for loan
  loss                     90,384        2,089      92,473        363
Non-interest income       242,711       28,471     271,182    165,506
Non-interest expense      591,162       25,793     616,955    152,017
Income taxes              145,956       82,100     228,056     14,319

   Net income         $   274,590  $   136,832 $   411,422  $  24,665

Average assets        $25,307,137  $13,479,963 $38,787,100  $ 939,203



(in thousands)         Investment
                        Banking/
                       Brokerage/                              Total
                          Trust    Insurance      Other       Company

Net interest income    $   21,365  $  1,879    $ (1,804)  $ 1,125,022
Provision for loan
  loss                        -0-        -0-      2,164        95,000
Non-interest income       417,728    46,185      (4,612)      895,989
Non-interest expense      365,577    33,648     107,687     1,275,884
Income taxes               27,164     5,186     (88,266)      186,459

   Net income           $  46,352  $  9,230    $(28,001)  $   463,668

Average assets         $2,944,666  $106,713   $2,816,386  $45,594,068


Nine months ended September 30, 2001

                                   Total Banking
(in thousands)
                        Community                             Mortgage
                         Banking     Treasury    Combined      Banking

Net interest income     $  881,788  $  94,329   $   976,117   $  14,368
Provision for loan
  loss                      79,890      2,818        82,708         211
Non-interest income        245,935     (5,374)      240,561     137,126
Non-interest expense       540,163     23,929       564,092     116,846
Income taxes               180,922     23,328       204,250      11,929

   Net income           $  326,748  $  38,880   $   365,628   $  22,508

Average assets         $24,106,966 $15,742,041  $39,849,007   $ 864,958

(in thousands)         Investment
                        Banking/
                       Brokerage/                               Total
                          Trust     Insurance     Other        Company

Net interest income     $  15,347  $   2,486    $ 45,780    $ 1,054,098
Provision for loan
  loss                        -0-          -0-     4,571         87,490
Non-interest income       289,385      32,603    (12,159)       687,516
Non-interest expense      252,444      24,041    170,820      1,128,243
Income taxes               19,626       3,382    (84,056)       155,131

   Net income           $  32,662   $   7,666   $(57,714)   $   370,750

Average assets         $3,047,446   $  84,379   $662,871    $44,508,661

NOTE E -- Derivative Financial Instruments

Regions maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. The most common derivative instruments are forward rate agreements, interest rate swaps, and put and call options. For those derivative contracts that qualify for hedge accounting according to Statement of Financial Accounting Standards No. 133 (FAS 133), Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K.

Regions utilizes certain derivative instruments to hedge the variability of cash flows related to interest payments under debt instruments. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. As of September 30, 2002, Regions had recognized a $5.9 million loss in other comprehensive income related to cash flow hedges. The Company will amortize this loss into earnings in conjunction with the recognition of interest payments through 2011 consistent with FAS 133. For the nine months ended September 30, 2002, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. No gains or losses were recognized in the first nine months of 2002 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

Regions hedges the changes in fair value of assets or firm commitments using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. For the nine months ended September 30, 2002, the net gain recognized in earnings associated with these hedging instruments was $3.3 million.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating rate. These derivative instruments are included in other assets or other liabilities on the statement of financial condition. For the nine months ended September 30, 2002, $1.2 million of ineffectiveness was recorded in earnings related to these fair value hedges. No gains or losses were recognized in the first nine months of 2002 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

The Company also maintains a trading portfolio of interest rate swap and option contracts with customers and market counterparties. The portfolio is used to generate trading profit and help clients manage interest rate risk. Transactions within the portfolio generally involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. The fair value of the trading portfolio at September 30, 2002, was $13.3 million.

Foreign currency exchange contracts involve the trading of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to facilitate the management of fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $7 million and $26 million at September 30, 2002 and September 30, 2001, respectively. The Company is subject to the risk that another party will fail to perform and the gross amount of the contracts represents the Company's maximum exposure to credit risk.

In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At September 30, 2002, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $41 million and $176 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlements give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

NOTE F -- Subsequent Events

On October 28, 2002, in connection with the settlement of the accelerated stock repurchase agreement entered into on May 13, 2002, Regions received 350,753 shares of its common stock. These shares were received because the average purchase price to the counterparty of Regions' common stock over the term of the accelerated stock repurchase agreement was less than the original contract price in the agreement. These shares were added to treasury stock in October 2002.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's (Regions or the Company) financial position and results of operations. The emphasis of this discussion will be on the year ended December 31, 2001, and the three and nine months ended September 30, 2002, as compared to the three and nine months ended September 30, 2001. Additionally, a discussion of the quarter ended September 30, 2002, compared to the quarter ended June 30, 2002, has been included where appropriate.

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. The estimates and assumptions that are most significant to Regions are related primarily to allowance for loan losses, intangible assets, and income taxes.

CORPORATE PROFILE

Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South.
Regions' primary banking affiliate, Regions Bank, operates as a state-chartered (Alabama) bank with operations in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South
Carolina, Tennessee, and Texas.

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions has no foreign operations, although it maintains an international department to assist customers with their foreign transactions. Regions provides investment banking and brokerage services from 145 offices of Morgan Keegan & Company, Inc. (Morgan Keegan), one of the largest investment firms in the South. Regions' mortgage banking subsidiaries, Regions Mortgage, Inc. and EquiFirst Corporation, provide residential mortgage loan origination and servicing activities for customers. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc. and ICT Group, Inc. Credit life insurance services for customers are provided through other Regions' affiliates.

The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina,
South Carolina, Tennessee, and Texas. Morgan Keegan also operates offices in Kentucky, Mississippi, Virginia, New York, and
Massachusetts.

THIRD QUARTER HIGHLIGHTS

Net income for the third quarter of 2002 totaled $156.5 million or $.70 per diluted share, compared to $153.1 million or $.67 per diluted share for the second quarter of 2002 and $135.2 million or $.59 per diluted share for the third quarter of 2001.

Net income for the third quarter of 2002 excludes amortization of excess purchase price in accordance with the adoption of FAS 142. Excluding amortization of excess purchase price would result in net income per diluted share of $.65 for the third quarter of 2001.

Total revenue for the third quarter of 2002 increased $20.1 million compared to the second quarter of 2002. Total revenue increased $246.1 million for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. Third quarter top-line revenue growth was driven by loan and earning assets growth, combined with increased fee income, particularly in the mortgage banking and customer derivative business units.

Net interest income increased $4.8 million in third quarter 2002 over second quarter 2002 due to an increase in earning assets, primarily loans and securities. The interest margin declined nine basis points from the second quarter of 2002 to 3.70% in the third quarter of 2002 as rates on interest-earning assets declined more than did rates on interest-bearing liabilities.

Non-performing assets total $340.5 million at September 30, 2002, a decline of $34.3 million or 9.1% from second quarter 2002 levels. This decrease was due primarily to a $32 million decline in non-accrual loans and a $9 million decline in renegotiated loans. Partially offsetting these declines was a $7 million increase in other real estate. Regions continues to have limited exposure to shared national credits.

In the third quarter of 2002, Regions initiated the process to sell or securitize approximately $1.1 billion of indirect consumer installment loans. These loans have been reclassified to the loans held for sale category. This reclassification did not impact average balances for the third quarter. No gain or loss was recognized on the transfer, and subsequently, these loans are carried at lower of cost or market.

Non-interest income increased $15.3 million in the third quarter 2002 from the second quarter 2002. This increase was due to higher revenues associated with Regions' mortgage banking and customer derivative business units combined with higher service charges on deposit accounts.

Securities gains totaled $22.6 million in the third quarter of 2002. These gains were taken in connection with an impairment charge (approximately $20 million) related to mortgage servicing rights.

TOTAL ASSETS

Regions' total assets at September 30, 2002, were $47.4 billion -- an increase of 4% compared to September 30, 2001 and 4% compared to December 31, 2001. Total assets increased 3% from June 30, 2002 to September 30, 2002. This growth was primarily the result of increases in investment securities, short-term investments, and other assets.

Comparisons with September 30, 2001, and December 31, 2001, are affected by the acquisitions of Park Meridian Financial Corporation; First Bancshares of Texas, Inc.; Brookhollow Bancshares, Inc.; and Independence Bank, National Association (accounted for as purchases). In addition, at the end of the first quarter of 2001, Regions acquired Morgan Keegan, Inc. The second quarter of 2001 was the first period that Morgan Keegan's operations were reflected in Regions' income statement, average balance sheet, and related yields and rates, thus affecting certain year-to-date comparisons. Relevant acquisitions are summarized as follows:

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

November  Park Meridian      Charlotte,      $ 309,844      Purchase
2001      Financial          North
          Corporation        Carolina

December  First Bancshares   Houston,          188,953      Purchase
2001      of Texas, Inc.     Texas

April     Brookhollow        Dallas, Texas     166,916      Purchase
2002      Bancshares, Inc.

May 2002  Independence       Houston,          112,408      Purchase
          Bank, National     Texas
          Association

LOANS

Total loans at September 30, 2002, declined 1% from year-end 2001 and 1% from September 30, 2001. Compared to June 30, 2002, total loans declined 2%. In the third quarter of 2002, Regions initiated the process to sell or securitize approximately $1.1 billion of indirect consumer installment loans. These loans were reclassified to loans held for sale at September 30, 2002. This reclassification did not impact average balances for the third quarter. September 30, 2002, loan balances decreased 8.3% annualized compared to June 30, 2002, due to this reclassification. Excluding the reclassification of indirect auto loans, total loans increased 5.7% annualized, from June 30, 2002, to September 30, 2002, primarily in the commercial and consumer categories. The average yields on loans during the first nine months and third quarter of 2002 were 6.72% and 6.52%, respectively, compared to 8.39% and 7.99%, respectively, during the same periods in 2001. The average yield on loans during the three months ended September 30, 2002 was 6.52% compared to 6.70% during the second quarter of 2002.

Non-performing assets were as follows (dollars in thousands):

                       Sept. 30,   June 30,   Dec. 31,   Sept. 30,
                          2002       2002       2001       2001
Non-accruing loans       $248,345   $280,371   $269,764   $256,810
Loans past due 90
  days or more             42,167     43,224     46,845     41,895
Renegotiated loans         33,085     42,332     42,807     18,150
Other real estate          59,103     52,092     40,872     31,198
  Total                  $382,700   $418,019   $400,288   $348,053

Non-performing assets
  as a percentage of
  loans and other
  real estate               1.25%      1.34%      1.29%      1.12%

Non-accruing loans at September 30, 2002, declined $8.5 million from September 30, 2001 levels and $21.4 million from year-end 2001 levels. Compared to June 30, 2002, non-accrual loans declined $32.0 million. Declining levels of commercial and real estate loans resulted from the Company's efforts to more aggressively resolve non-accruing loans and as a result of charge-offs. At September 30, 2002, real estate loans comprised $117.1 million ($83.0 million in residential) of total non-accruing loans, with commercial loans accounting for $127.7 million and consumer loans accounting for $3.5 million. Loans past due 90 days or more increased $272,000 compared to September 30, 2001, but declined $4.7 million from year-end 2001 levels and $1.0 million from June 30, 2002 levels. Other real estate increased $27.9 million from September 30, 2001, $18.2 million since year-end 2001 levels, and $7.0 million since June 30, 2002, due to increased foreclosures.


Activity in the allowance for loan losses is summarized as follows
(in thousands):
                                        Sept. 30,   Sept. 30,
                                          2002        2001
    Balance at beginning of period      $419,167    $376,508
    Net loans charged-off:
     Commercial                           48,829      47,799
     Real estate                           9,205       4,637
     Installment                          22,663      25,091

	Total                             80,697      77,527

    Allowance of acquired banks            2,328          -0-

    Provision charged to expense	  95,000      87,490

    Balance at end of period            $435,798    $386,471

Net loan losses as a percentage of average loans (annualized) were 0.35% and 0.33%, respectively, in the first nine months of 2002 and 2001. Increased loan losses in commercial and real estate were partially offset by declines in the installment loan category. Net loan losses in the third quarter of 2002 were 0.40% of average loans (annualized), compared to 0.38% in the second quarter of 2002 and 0.36% in third quarter of 2001. At September 30, 2002, the allowance for loan losses stood at 1.43% of loans, compared to 1.25% at September 30, 2001, and 1.36% at year-end 2001. The allowance for loan losses as a percentage of non-performing loans and non-performing assets was 135% and 114%, respectively, at September 30, 2002, compared to 122% and 111%, respectively, at September 30, 2001. At December 31, 2001, the allowance for loan losses as a percentage of non-performing loans and non-performing assets was 117% and 104%, respectively.

The allowance for loan losses is maintained at a level deemed adequate by management to absorb possible losses from loans in the portfolio. In determining the adequacy of the allowance for loan losses, management considers numerous factors, including but not limited to: (1) management's estimate of future economic conditions and the resulting impact on Regions, (2) management's estimate of the financial condition and liquidity of certain loan customers, and (3) management's estimate of collateral values of property securing certain loans. Because all of these factors and others involve the use of management's estimation and judgment, the allowance for loan losses is inherently subject to adjustment at future dates. At September 30, 2002, it is management's opinion that the allowance for loan losses is adequate. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

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

On loans that are considered impaired, it is Regions' policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when full payment of principal is no longer doubtful.

INVESTMENTS AND OTHER ASSETS

Total securities at September 30, 2002, increased 9% from
September 30, 2001 levels and 14% from year-end 2001 levels.
Compared to June 30, 2002 levels, total securities have increased
5%. Security balances have increased primarily through the purchase of Agency securities in order to manage interest rate sensitivity and the Company's liquidity position.

Loans held for sale increased $1.4 billion compared to September 30, 2001, and $981 million since year-end 2001. Since June 30, 2002, loans held for sale increased $1.4 billion. In the third quarter of 2002, Regions initiated the process to sell or securitize approximately $1.1 billion of indirect consumer installment loans. These loans were reclassified to loans held for sale at September 30, 2002. This reclassification did not impact average balances for the third quarter. No gain or loss was recognized on the transfer. These loans are carried at lower of cost or market.

Margin receivables at September 30, 2002 totaled $515.2 million compared to $595.6 million at September 30, 2001, and $523.9 at year-end 2001. At June 30, 2002, margin receivables totaled $536.2 million. These balances represent Morgan Keegan's margin loans to brokerage clients. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

Interest-bearing deposits in other banks at September 30, 2002, totaled $226 million compared to $272 million at June 30, 2002, $983 million at September 30, 2001, and $667 million at year-end 2001. The decline since September 30, 2001, is primarily attributable to lower balances held with the Federal Home Loan Bank and other financial institutions.

Premises and equipment at September 30, 2002, have increased $19.3 million since September 30, 2001, primarily due to construction of the new operations center and investments in technology as well as premises and equipment obtained through acquisitions. Premises and equipment declined $4.8 million since year-end 2001 and $2.2 million since June 30, 2002, resulting from normal depreciation of assets.

Other assets at September 30, 2002, increased $453 million over year-end 2001, $386 million over the third quarter 2001 levels, and $230 million over second quarter 2002 levels. Areas of increase include derivative assets, combined with higher levels of excess purchase price, prepaid expenses, and other real estate.

DEPOSITS

Total deposits at September 30, 2002, increased 5% from September 30, 2001, and 2% since year-end 2001 levels. Compared to June 30, 2002, total deposits increased 4%. Non-interest bearing deposits, interest bearing checking, money market, and savings accounts increased $432 million or 2%, but were offset by a $1.2 billion decline in retail certificates of deposit, due to continued efforts to price these deposits less aggressively. Wholesale deposits increased from September 30, 2001 levels, as rates on these deposits were favorable to other funding sources.

BORROWINGS

Net federal funds purchased and security repurchase agreements totaled $2.3 billion at September 30, 2002, $1.7 billion at year-end 2001, and $2.6 billion at September 30, 2001. The level of federal funds and security repurchase agreements can fluctuate sig nificantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 2002, net funds purchased averaged $1.5 billion compared to $1.6 billion for the first nine months of 2001.

Other short-term borrowings and commercial paper decreased $261 million since September 30, 2001, and $213 million since year-end 2001. Long-term borrowings have increased $733 million since September 30, 2001, and $796 million since year-end 2001. These increases in long-term borrowings resulted primarily from the May 2002 issuance of $600 million of 6.375% fixed rate subordinated notes due May 2012. The subordinated notes stated 6.375% fixed rate has been swapped to a LIBOR based floating rate.

STOCKHOLDERS' EQUITY

Stockholders' equity was $4.1 billion at September 30, 2002, an increase of 3% over September 30, 2001, and a 1% increase since year-end 2001. During the first half of 2002, Regions repurchased
10.2 million shares in connection with acquisitions and its general stock repurchase program. Accumulated other comprehensive income totaled $167.7 million at September 30, 2002, compared to $58.4 million at year-end 2001 and $123.8 million at September 30, 2001. Regions' ratio of equity to total assets was 8.62% at September 30, 2002, compared to 8.64% at September 30, 2001, and 8.89% at year-end 2001.

Regions and its subsidiaries are required to comply with capital adequacy standards established by banking regulatory agencies.
Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and interest rate risk, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Banking organizations that are considered to have excessive interest rate risk exposure are required to maintain higher levels of capital.

The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits and non-cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt, and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

The banking regulatory agencies also have adopted regulations that supplement the risk-based guidelines to include a minimum ratio of 3% of Tier 1 capital to average assets less goodwill (the
"leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage ratio of 1% to 2% above the minimum 3% level.

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at September 30, 2002, substantially exceeded all regulatory requirements.

Bank Regulatory Capital Requirements      Minimum
                                            Well
                                        Capitalized*   Regions at
                                         Regulatory   September 30,
                                        Requirement        2002
Tier 1 capital to risk-adjusted assets     4.00%          8.58%
Total risk-based capital to
 risk-adjusted assets                      8.00          13.36
Tier 1 leverage ratio                      3.00           6.82

*as defined by regulatory guidelines

LIQUIDITY

Liquidity is an important factor in the financial condition of Regions and affects Regions' ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds, and stockholders' equity.

The securities portfolio is one of Regions' primary sources of liquidity. Maturities provide a constant flow of funds that are available for cash needs. Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, the Company's earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions' deposit base also contributes to liquidity.

The loan to deposit ratio at September 30, 2002, was 95.02% compared to 101.10% at September 30, 2001 and 97.90% at December
31, 2001.

Regions Bank's short-term certificates of deposit are rated "A-1" by Standard & Poor's Corporation and long-term certificates of deposit are rated "A+". Regions' short-term debt and certificates of deposit are rated "P-1" and long-term debt and certificates of deposit are rated "Aa3".

Fitch IBCA has rated Regions Bank's short-term debt and certificates of deposits "F1+" and Regions Bank's long-term debt and certificates of deposits "AA-".

The subordinated debt issued by Regions and outstanding at September 30, 2002, is rated "A-" by Standard & Poor's
Corporation, "A2" by Moody's Investors Service, and "A" by Fitch
IBCA. Regions' trust preferred securities are rated "BBB+" by Standard & Poor's Corporation, "a1" by Moody's Investors Service, and "A" by Fitch IBCA.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended September 30, 2002, June 30, 2002, and
September 30, 2001.

(in thousands)             September 30,    June 30,    September 30,
                               2002           2002          2001

Interest income               $640,694      $638,719      $756,095
Interest expense               260,549       263,628       400,283
 Net interest income          $380,145      $375,091      $355,812

Tax equivalent adjustment       17,523        17,765        22,365

 Net interest income (te)     $397,668      $392,856      $378,177

Net interest margin              3.70%         3.79%         3.62%


Net interest income for the first nine months of 2002 increased $70.9 million, or 7%, compared to the same period in 2001. The increased net interest income resulted from higher levels of earning assets combined with lower funding costs. The net yield on interest-earning assets (taxable equivalent basis) was 3.78% in the first nine months of 2002 compared to 3.63% during the same period in 2001.

For the third quarter of 2002, net interest income increased $24.3 million or 7% compared to the third quarter of 2001 due to higher levels of earning assets and lower funding costs. The net yield on interest-earning assets (taxable equivalent basis) was 3.70% in the third quarter of 2002 compared to 3.62% during the third quarter of 2001.

Compared to the second quarter of 2002, net interest income increased $5.1 million, or 1%, due to an increase in earning assets partially offset by a nine basis point decline in the net interest margin. The net yield on interest-earning assets (taxable equivalent basis) was 3.70% in the third quarter of 2002 compared to 3.79% in the second quarter of 2002.

MARKET RISK -- INTEREST RATE SENSITIVITY

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates, and equity prices. One of Regions' primary risks is interest rate risk.

The primary objective of Asset/Liability Management at Regions is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. Derivative financial instruments also provide Regions with a tool to reduce interest rate sensitivity (see Note E). The relationship of rate sensitive earning assets to rate sensitive liabilities, adjusted for the effect of any off-balance sheet hedges (interest rate sensitivity), is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year.

Regions has a relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts, and a portion of money market savings accounts. The rates paid are typically not directly related to market interest rates, since management exercises some discretion in adjusting these rates as market rates change.

In addition, Regions' loan and securities portfolios contain fixed-rate mortgage-related products, including whole loans, mortgage-backed securities, and collateralized mortgage obligations having amortization and cash flow characteristics that vary with the level of market interest rates. These earning assets are generally reported in the non-sensitive category. In fact, a portion of these earning assets may pay-off within one year or less because their cash flow characteristics are materially impacted by mortgage refinancing activity.

Regions uses various tools to monitor and manage interest rate sensitivity. One of the primary tools used is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Regions' net interest income to both the level of interest rates and the slope of the yield curve. Simulation analysis uses a detailed schedule with the contractual repricing characteristics of interest-earning assets and interest-bearing liabilities and adds adjustments for the expected timing and magnitude of asset and liability cash flows, as well as the expected timing and magnitude of repricings of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates and the movement of administered rates on prime rate loans, interest-bearing transaction accounts, regular savings, and money market savings accounts. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior, and, ultimately, net interest income.

FORWARD-LOOKING STATEMENTS

This section contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risk and uncertainties. Although Regions believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

Management estimates the effect shifts in interest rates may have upon Regions' net interest income. The following table demonstrates the expected effect a parallel gradual (over a 12-month period) interest rate shift would have on net interest income as of September 30, 2002.

     Change in          $ Change in Net
   Interest Rates       Interest Income     % Change in Net
 (in basis points)      (in thousands)      Interest Income
      +200                $ 24,000             1.63%
      +100                  16,000             1.07
      -100                  (9,000)           (0.67)
      -200                 (25,000)           (1.70)

PROVISION FOR LOAN LOSSES

The provision for loan losses was $95.0 million or .41% annualized of average loans in the first nine months of 2002, compared to $87.5 million or .38% annualized of average loans in the first nine months of 2001. For the third quarter of 2002, the provision for loan losses was $35.0 million or .44% annualized of average loans compared to $30.0 million or .39% in the third quarter of 2001 and $30.0 million or .39% in the second quarter of 2002. The provision for loan losses recorded in the first nine months and third quarter of 2002 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current and future economic conditions.

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended September 30, 2002, June 30, 2002, and
September 30, 2001.

(in thousands)             September 30,    June 30,    September 30,
                               2002           2002          2001

Brokerage and investment
  banking                     $123,294      $123,296      $110,430
Trust department income         15,605        15,807        13,749
Service charges on
  deposit accounts              70,581        68,943        67,190
Mortgage servicing and
  origination fees              26,863        23,283        21,924
Securities gains                22,642         1,928         4,534
Other                           67,696        57,443        46,398

Total non-interest income     $326,681      $290,700      $264,225


Total non-interest income (excluding securities transactions) for the first nine months of 2002 increased $187.0 million or 27% compared to the first nine months of 2001. This increase is due primarily to increased brokerage income associated with the Morgan Keegan acquisition, as well as higher service charges on deposit accounts and mortgage servicing and origination fees. The second quarter of 2001 was the first period which Morgan Keegan's operations were reflected in Regions' results of operations. On a quarterly basis, total non-interest income (excluding securities transactions) for the third quarter of 2002 increased $44.3 million or 17% over the third quarter of 2001. Compared to the second quarter of 2002, total non-interest income (excluding securities transactions) increased 15.3 million or 21% annualized.

Brokerage and investment banking income reflected an increase of $121.0 million in the first nine months of 2002 compared to last year due to the addition of Morgan Keegan as discussed above. On a quarterly basis, brokerage income increased $12.9 million or 12% over the third quarter of 2001. Brokerage and investment were flat compared to the second quarter of 2002.

Trust department income increased 8% in the first nine months of 2002 and 13% during the third quarter of 2002, compared to the same periods for 2001. Trust fees remained relatively flat compared to second quarter 2002 levels.

Modifications in the structure of certain deposit accounts, resulted in service charges on deposit accounts increasing $8.2 million or 4% in the first nine months of 2002 and $3.4 million or 5% in the third quarter of 2002, compared to the same periods in 2001. Likewise, service charges on deposit accounts increased $1.6 million in the third quarter of 2002 compared to the second quarter of 2002.

Mortgage servicing and origination fees increased 11% in the first nine months of 2002 and 23% during the third quarter of 2002 compared to 2001, primarily due to higher levels of new loan production, partially offset by a fewer number of loans being serviced. Compared to second quarter 2002 levels, mortgage servicing and origination fees increased 62% annualized in the third quarter of 2002. Single-family mortgage production was $1.7 billion in the third quarter of 2002, compared to $1.3 billion in the third quarter of 2001 and $1.2 billion in the second quarter of 2002. The mortgage company's servicing portfolio totaled $17.7 billion at September 30, 2002, compared to $19.9 billion at September 30, 2001, and $18.3 billion at June 30, 2002.

Other non-interest income increased $47.3 million in the first nine months of 2002 and $21.3 million in the third quarter of 2002 compared to the same periods in 2001, due primarily to higher insurance fees and higher gains associated with sales of mortgage loans held for sale. Beginning in the first quarter of 2002, Regions began reporting net gains/losses related to the sale of mortgage loans held for sale in the other non-interest income category. In prior periods, these net gains/losses were reported in other non-interest expense. The periods presented have been adjusted to reflect this reclassification. Other non-interest income in the third quarter of 2002 increased $10.3 million over second quarter 2002, due primarily to gains on sales of mortgage loans held for sale.

Securities gains totaled $22.6 million in the third quarter of 2002. These gains were realized on the sale of 10-year Agency securities the Company had acquired as an economic hedge against potential mortgage servicing impairment. During September 2002 the Company recorded $20 million impairment charge related to mortgage servicing rights. Regions mortgage servicing rights are carried at $122 million which represents 69 basis points of Regions' servicing portfolio.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended September 30, 2002, June 30, 2002, and
September 30, 2001.

(in thousands)             September 30,    June 30,   September 30,
                                2002          2002          2001

Salaries and employee
  benefits                     $258,264    $250,283       $230,922
Net occupancy expense            25,093      23,964         22,950
Furniture and equipment
  expense                        22,862      23,167         22,989
Other                           146,232     123,659        121,800

Total non-interest expense     $452,451    $421,073       $398,661

Total non-interest expense increased $147.6 million or 13% in the first nine months of 2002 compared to the same period in 2001. This increase, primarily related to the acquisition of Morgan Keegan as discussed earlier, was partially offset by $23.3 million in merger and other non-recurring charges in the second quarter of 2001. Third quarter 2002 total non-interest expense increased $53.8 million or 13% compared to 2001. This increase was due primarily to a $20 million impairment charge on mortgage servicing rights combined with higher overhead costs and increased amortization of mortgage servicing rights. These increases were partially offset by reduced amortization of excess purchase price resulting from the adoption of FAS 142. Compared to the second quarter of 2002, total non-interest expense increased $31.4 million.

Salaries and employee benefits were up $104.4 million or 16% in the first nine months of 2002 and $27.3 million or 12% in the third quarter of 2002 compared to the same periods in 2001 due to revenue-driven incentive costs associated with Morgan Keegan and normal merit increases. Third quarter 2002 salaries and employee benefits increased $8.0 million compared to second quarter 2002 due to higher commissions and incentives primarily related to increased production in the mortgage banking area, combined with sales and other incentives costs. As of September 30, 2002, Regions had 16,098 full time equivalent employees.

Net occupancy expense and furniture and equipment expense increased 10% in the first nine months of 2002 and 4% in the third quarter of 2002 over the same periods in 2001. These increases are primarily the result of higher levels of depreciation related to new branch equipment and assets acquired in connection with acquisitions. Net occupancy expense and furniture and equipment expense increased $824,000 in the third quarter of 2002 from the second quarter of 2002.

Other non-interest expense increased $30.7 million or 9% in the first nine months of 2002 compared to the same period in 2001. Third quarter 2002 other non-interest expense increased $24.4 million or 20% compared to the same period in 2001. Compared to the second quarter of 2002, other non-interest expense increased $22.6 million. These increases are primarily attributed to the $20 million impairment charge on mortgage servicing rights, increased amortization or mortgage servicing rights, advertising, and write-downs of other real estate. These increases were partially offset by the reduced amortization of excess purchase price resulting from the adoption of FAS 142.

TAXES

Income tax expense for the first nine months of 2002 increased $31.3 million or 20% over the first nine months of 2001. For the third quarter of 2002, income tax expense increased $6.7 million or 12% compared to the third quarter of 2001 and $1.3 million or 2% compared to the second quarter of 2002 due to higher levels of taxable income. Regions effective tax rates for the first nine months of 2002 and 2001 were 28.7% and 29.5%, respectively. The decline in effective tax rate was due to certain nonrecurring charges taken in 2001, as well as the discontinuation of amortization of excess purchase price in 2002.

Regions' 1998, 1999, 2000, and 2001 consolidated federal income tax returns are open for examination. From time to time Regions engages in business strategies that may also have an effect on its tax liabilities. While the Company has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these strategies. Regions believes adequate provisions for income tax have been recorded for all years open for review.

NET INCOME

           Nine Months Ended September 30, 2002 and 2001

Net income for the first nine months of 2002 totaled $463.7 million or $2.03 per diluted share, a 13% increase (on a per share diluted basis) compared to the first nine months of 2001, adjusted for the adoption of FAS 142. Operating income, which excludes merger and other non-recurring charges of $17.8 million after tax in 2001, increased 9% on a per share diluted basis over the first nine months of 2001, adjusted for the adoption of FAS 142. Annualized return on stockholders' equity during the nine months ended September 30, 2002, was 15.35% based on net income and operating income. Adjusted for the adoption of FAS 142, annualized return on stockholders' equity during the first nine months of 2001 was 14.64% based on net income and 15.29% based on operating income. Annualized return on assets during the first nine months of 2002 was 1.36% based on net income and operating income. Adjusted for the adoption of FAS 142, annualized return on assets during the nine months ended September 30, 2001, was 1.21% based on net income and 1.27% based on operating income.

 Three Months Ended September 30, 2002 and 2001 and June 30, 2002

Net income for the third quarter of 2002 totaled $156.5 million or $.70 per diluted share, an 8% increase (on a per share diluted basis) compared to the third quarter of 2001, as adjusted for the adoption of FAS 142. Compared to the second quarter of 2002, net income increased 4% (on a per share diluted basis). Annualized return on stockholders' equity for the three months ended September 30, 2002, was 15.45% compared to 15.08% for the same period in 2001, adjusted for the adoption of FAS 142. Annualized return on stockholders' equity for the three months ended June 30, 2002 was 15.29%. Annualized return on assets for the third quarter 2002 was 1.33% compared to 1.31% during the same period in 2001, adjusted for the adoption of FAS 142. Annualized return on assets during the second quarter of 2002 was 1.35%.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 21 and 22 `Market Risk -- Interest Rate Sensitivity' and to page 23 `Forward-Looking Statements' included in Management's Discussion and Analysis.


Item 4.  Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, Regions' Chairman of the Board, President and Chief Executive Officer and Vice Chairman and Executive Financial Officer have concluded that Regions' disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In April 2002, a jury in the United States District Court for the Western District of Oklahoma returned a verdict against Morgan Keegan & Company, Inc. in a suit that was first filed in April 2000 by Nuveen Premium Income Fund 4, Inc. and thereafter by Strong Municipal Bond Fund, Inc. Suit was also filed against T. Kenny & Co., the underwriter of the bonds, against whom the jury also rendered a verdict. The suit alleged that misrepresentations were made in connection with the sale of an issue of multi-family housing bonds purchased by the Plaintiffs in 1998.

While the judgment entered by the district court contained several alternatives, the maximum damage award equals approximately $22.9 million, plus an additional award of approximately $1.53 million in attorneys' fees, expenses and costs. Morgan Keegan has appealed the jury verdict and will appeal the recent award of fees, costs and expenses. No payment of these amounts or post-judgment interest is required while the appeals are pending. Morgan Keegan denies that it made any misrepresentations and believes it has meritorious grounds for appeal.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

        None


     (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of 2002.

         However, a report on Form 8-K, dated July 18, 2002, was furnished, under item 9 in connection with the Registrant's results of operations for the quarter and six months ended June 30, 2002.

         A report on Form 8-K, dated August 12, 2002, was furnished August 13, 2002, under item 9 in connection with the Registrant's SEC sworn statements of the Principal Executive Officer and Principal Financial Officer.

                            SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.




                                 Regions Financial Corporation



 DATE:  November 13, 2002        /s/ D. Bryan Jordan
                                D. Bryan Jordan
                                Executive Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)



                          CERTIFICATIONS


I, Carl E. Jones, Jr., Chairman of the Board, President and Chief
Executive Officer of Regions Financial Corporation certify that:

1. I have reviewed this quarterly report on Form 10-Q of Regions
Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Carl E. Jones, Jr.
Carl E. Jones, Jr.
Chairman of the Board, President, and
Chief Executive Officer

I, Richard D. Horsley, Vice Chairman and Executive Financial
Officer of Regions Financial Corporation certify that:

1. I have reviewed this quarterly report on Form 10-Q of Regions
Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Richard D. Horsley
Richard D. Horsley
Vice Chairman and
Executive Financial Officer



 STATEMENT OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL
             OFFICER OF REGIONS FINANCIAL CORPORATION
                    PURSUANT TO 18 U.S.C.  1350

 Each of the undersigned hereby certifies in his capacity as an officer of Regions Financial Corporation (the "Company") that this Quarterly Report on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 DATE:  November 13, 2002      /s/ Carl E. Jones, Jr.
                               Carl E. Jones, Jr.
                               Chairman of the Board, President
                               and Chief Executive Officer



 DATE:  November 13, 2002      /s/ Richard D. Horsley
                               Richard D. Horsley
                               Vice Chairman and Executive
                               Financial Officer