Form 10-K
period 2002-12-31
REGIONS FINANCIAL CORP
filed 2003-03-24
CIK 36032

   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                             ------------------------

                                     FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE TRANSITION PERIOD FROM
                                    TO

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

       Registrant's telephone number, including area code: (205) 944-1300

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
        Common Stock, $0.625 par value                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter.

     COMMON STOCK, $0.625 PAR VALUE -- $7,432,825,971 AS OF JUNE 28, 2002.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     COMMON STOCK, $0.625 PAR VALUE -- 221,754,135 SHARES ISSUED AND OUTSTANDING AS OF FEBRUARY 28, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement to be dated approximately April 14, 2003 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K, other periodic reports filed by Regions under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward looking statements which reflect Regions' current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to those described below.

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

     - Regions' ability to effectively manage interest rate risk and other market risk, credit risk and operational risk.

     - Regions' ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support Regions' business.

     - Regions' ability to achieve the earnings expectations related to the businesses that were recently acquired or that may be acquired in the future, which in turn depends on a variety of factors, including:

      - Regions' ability to achieve the anticipated cost savings and revenue enhancements with respect to the acquired operations;

      - the assimilation of the acquired operations to Regions' corporate culture, including the ability to instill Regions' credit practices and efficient approach to the acquired operations; and

      - the continued growth of the markets that the acquired entities serve, consistent with recent historical experience.

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

     - The threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty.

     - Possible changes in trade, monetary and fiscal policies, laws, and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.

     - Possible changes in consumer and business spending and saving habits could affect Regions' ability to increase assets and to attract deposits.

     The words "believe," "expect," "anticipate," "project," and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of Regions. Any such statement speaks only as of the date the statement was made. Regions undertakes no obligation to update or revise any forward looking statements.

                                     PART I

ITEM 1.  BUSINESS

     Regions Financial Corporation (together with its subsidiaries on a consolidated basis, "Regions"), is a financial holding company headquartered in Birmingham, Alabama, which operates primarily within the southeastern United States. Regions' operations consist of banking, brokerage and investment services, mortgage banking, insurance brokerage, credit life insurance, commercial accounts receivable factoring and specialty financing. At December 31, 2002, Regions had total consolidated assets of approximately $47.9 billion, total consolidated deposits of approximately $32.9 billion, and total consolidated stockholders' equity of approximately $4.2 billion.

     Regions is a Delaware corporation which began operations in 1971. Regions' principal executive offices are located at 417 North 20th Street, Birmingham, Alabama 35203, and its telephone number at such address is (205) 944-1300.

BANKING OPERATIONS

     Regions Financial Corporation conducts its banking operations through Regions Bank, an Alabama chartered commercial bank which is a member of the Federal Reserve System. At December 31, 2002, Regions Bank operated 689 full service banking offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas.

     The following chart reflects the distribution of total assets, loans, deposits and branches in each of the states in which Regions conducts its banking operations.

                                                        ASSETS   LOANS   DEPOSITS   BRANCHES
                                                        ------   -----   --------   --------
Alabama...............................................    29%      29%      32%       171
Arkansas..............................................    13       13       13        116
Florida...............................................     7        7        8         66
Georgia...............................................    24       24       21        137
Louisiana.............................................    10       10       12         88
North Carolina........................................     1        1        1          3
South Carolina........................................     5        5        3         37
Tennessee.............................................     5        5        5         36
Texas.................................................     6        6        5         35
                                                         ---      ---      ---        ---
          Totals......................................   100%     100%     100%       689
                                                         ===      ===      ===        ===

BANKING RELATED OPERATIONS

     In addition to its banking operations, Regions provides additional financial services through the following banking-related subsidiaries:

     - Morgan Keegan & Company, Inc., acquired in 2001 and a subsidiary of Regions Financial Corporation, is a regional full-service brokerage and investment banking firm. Morgan Keegan offers products and services including securities brokerage, asset management, financial planning, mutual funds, securities underwriting, sales and trading, and investment banking. Morgan Keegan, one of the largest investment firms based in the South, employs approximately 900 financial advisors offering products and services from 142 offices located in Alabama, Arkansas, Florida, Georgia, Illinois, Kentucky, Massachusetts, Mississippi, New York, Louisiana, North Carolina, South Carolina, Tennessee, Texas, and Virginia.

     - Regions Mortgage, Inc. ("RMI") and EquiFirst Corporation ("EquiFirst"), subsidiaries of Regions Bank, are engaged in mortgage banking. RMI's primary business and source of income is the origination and servicing of mortgage loans for long-term investors. EquiFirst typically originates mortgage loans which are sold to third-party investors with servicing released. RMI's servicing portfolio totaled approximately $17.3 billion and included approximately 218,000 real estate mortgages at December 31, 2002. RMI and EquiFirst operate from loan production offices in

Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas and from wholesale operations throughout much of the United States.

     - Rebsamen Insurance, Inc., acquired in 2001 and a subsidiary of Regions Financial Corporation, acts as a general insurance broker for a full-line of insurance products, primarily focusing on commercial property and casualty insurance customers.

     - Regions Agency, Inc., a subsidiary of Regions Financial Corporation, acts as an insurance agent or broker with respect to credit life and accident and health insurance and other types of insurance relating to extensions of credit by Regions Bank or Regions' banking-related subsidiaries.

     - Regions Life Insurance Company, a subsidiary of Regions Financial Corporation, acts as a re-insurer of credit life and accident and health insurance in connection with the activities of certain affiliates of Regions.

     - Regions Interstate Billing Service, Inc. ("RIBS"), a subsidiary of Regions Financial Corporation, factors commercial accounts receivable and performs billing and collection services. RIBS primarily serves clients related to the trucking and automotive service industry.

ACQUISITION PROGRAM

     A substantial portion of the growth of Regions since commencing operations in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. Since it began operations as a bank holding company, Regions has completed 102 acquisitions of financial institutions and financial service providers representing in aggregate (at the time the acquisitions were completed) approximately $28.2 billion in assets. During 2002, Regions' acquisition activity was substantially slower than in prior years. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities. As a result, business combination discussions and, in some cases, negotiations take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions' financial condition. Recent business combinations in the financial services industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

SEGMENT INFORMATION

     Reference is made to Note W "Business Segment Information" to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for information required by this item.

SUPERVISION AND REGULATION

     General. Regions Financial Corporation is a financial holding company, registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, Regions Financial Corporation and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

     The Gramm-Leach-Bliley Act, adopted in 1999, significantly relaxed previously existing restrictions on the activities of banks and bank holding companies. Under such legislation, an eligible bank holding company may elect to be a "financial holding company" and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. A financial holding company may engage directly or through a subsidiary in the statutorily authorized activities of securities dealing, underwriting, and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments. A financial holding company also may engage in any activity that the Federal Reserve determines by rule or order to be financial in nature, incidental to such financial activity, or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of an institution or to the financial system generally.

     In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company including factoring accounts receivable, acquiring and servicing loans, leasing personal property, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and conducting certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety, or stability of any bank subsidiary of the bank holding company.

     The Gramm-Leach-Bliley Act also permits securities brokerage firms and insurance companies to own banks and bank holding companies. The Act also seeks to streamline and coordinate regulation of integrated financial holding companies, providing generally for "umbrella" regulation of financial holding companies by the Federal Reserve, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

     For a bank holding company to be eligible for financial holding company status, all of its subsidiary financial institutions must be well-capitalized and well-managed. A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve that it elects to become a financial holding company. The Federal Reserve must deny expanded authority to any bank holding company that received less than a satisfactory rating on its most recent Community Reinvestment Act of 1977 (the "CRA") review as of the time it submits its declaration. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet one of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest its non-permissible activities.

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

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties' performance under the CRA, both of which are discussed below.

     Regions Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, its deposits are insured by the FDIC to the extent provided by law. Regions Bank is also subject to numerous state and federal statutes and regulations that affect its business activities and operations, and is supervised and examined by one or more state or federal bank regulatory agencies.

     Regions Bank is a state-chartered bank. Regions Bank is a member of the Federal Reserve System and is subject to supervision and examination by the Federal Reserve and the state banking authority of Alabama, the state in which it is headquartered. The Federal Reserve and the Alabama Department of Banking regularly examine the operations of Regions Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. Regions Bank is also subject to oversight and examination by the appropriate regulators in the other states in which it operates. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

     Community Reinvestment Act. Regions Bank is subject to the provisions of the CRA. Under the terms of the CRA, Regions Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. The assessment also is part of the Federal Reserve's consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Regions Bank received a "satisfactory" CRA rating in its most recent examination.

     Patriot Act. On October 26, 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including Regions' banking, broker-dealer, and insurance subsidiaries, to help prevent, detect and prosecute international money laundering and the financing of terrorism. During 2002, the Secretary of the Treasury issued additional regulations to implement Title III affecting Regions' banking and broker-dealer subsidiaries. Regions' banking, broker-dealer and insurance subsidiaries have augmented their systems and procedures to meet the requirements of these regulations. Additionally, during 2002, the Secretary of the Treasury issued proposed further regulations to implement Title III that would affect Regions' banking, broker-dealer and insurance subsidiaries. Although Regions cannot predict when and in what form these additional regulations will be adopted, Regions believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to Regions.

     Payment of Dividends. Regions Financial Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of Regions Financial Corporation, including cash flow to pay dividends to its stockholders, is dividends from Regions Bank. There are statutory and regulatory limitations on the payment of dividends by Regions Bank to Regions Financial Corporation as well as by Regions Financial Corporation to its stockholders.

     As to the payment of dividends, Regions Bank is subject to the laws and regulations of the state of Alabama and to the regulations of the Federal Reserve.

     If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "Prompt Corrective Action." Moreover, the Federal Reserve and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

     At December 31, 2002, under dividend restrictions imposed under federal and state laws, Regions Bank, without obtaining governmental approvals, could declare aggregate dividends to Regions Financial Corporation of approximately $538 million.

     The payment of dividends by Regions Financial Corporation and Regions Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     Capital Adequacy. Regions Financial Corporation and Regions Bank are required to comply with the capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a financial holding company to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of allowance for loan losses. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 2002, Regions' consolidated Tier 1 Capital ratio was 8.98% and its Total Capital ratio was 13.84%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for financial holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Regions' Leverage Ratio at December 31, 2002, was 6.92%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Regions Bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to Regions. Regions Bank was in compliance with applicable minimum capital requirements as of December 31, 2002. Neither Regions nor Regions Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

     Support of Subsidiary Banks. Under Federal Reserve policy, Regions Financial Corporation is expected to act as a source of financial strength to, and to commit resources to support, Regions Bank. This support may be required at times when, absent such Federal Reserve policy, Regions Financial Corporation may not be inclined to provide it. In addition, any capital loans by a financial holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Prompt Corrective Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in 1992, the federal banking regulators are required to establish five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     Under the agency rule implementing the prompt corrective action provisions, an institution that (i) has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and
(ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be "well capitalized." An institution with a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be "adequately capitalized." A depository institution that has a Total Capital ratio of less than 8.0%, a Tier 1 Capital ratio of less than

4.0%, or a Leverage Ratio of less than 4.0% is considered to be "undercapitalized." An institution that has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be "significantly undercapitalized," and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

     For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: sell enough shares, including voting shares, to become adequately capitalized; merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; otherwise restrict transactions with bank or nonbank affiliates; restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region"; restrict asset growth or reduce total assets; alter, reduce, or terminate activities; hold a new election of directors; dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; employ "qualified" senior executive officers; cease accepting deposits from correspondent depository institutions; divest certain nondepository affiliates which pose a danger to the institution; or be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer without regulatory approval.

     At December 31, 2002, Regions Bank had the requisite capital levels to qualify as well capitalized.

     FDIC Insurance Assessments. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system, which went into effect in 1994, assigns an institution to one of three capital categories: (1) well capitalized;
(2) adequately capitalized; and (3) undercapitalized, as determined by capital reported by the institution in the quarterly report issued before each assessment period. Each institution also is assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

     Regions Bank is assessed at the well-capitalized level where the premium rate is currently zero. Like all insured banks, Regions Bank also must pay a quarterly assessment of approximately $.02 per $100 of assessable deposits to pay off bonds that were issued in the late 1980's by a mixed-ownership government corporation, the Financing Corporation, to raise funds to cover costs of the resolution of the savings and loan crisis.

     Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

     Regulation of Morgan Keegan. As a registered investment adviser and broker-dealer, Morgan Keegan is subject to regulation and examination by the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE"), and other self regulatory organizations ("SROs"), which may affect its manner of operation and profitability. Such regulations cover a broad range of subject matters. Rules and regulations for registered broker-dealers cover such issues as: capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. Rules and regulations for registered investment advisers include the limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, and anti-fraud standards.

     Morgan Keegan is subject to the net capital requirements set forth in Rule 15c3-1 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The net capital requirements measure the general financial condition and liquidity of a broker-dealer by specifying a minimum level of net capital that a broker-dealer must maintain, and by requiring that a significant portion of its assets be kept liquid. If Morgan Keegan failed to maintain its minimum required net capital, it would be required to cease executing customer transactions until it came back into compliance. This could also result in Morgan Keegan losing its NASD membership, its registration with the SEC, or require a complete liquidation.

     The SEC's risk assessment rules also apply to Morgan Keegan as a registered broker-dealer. These rules require broker-dealers to maintain and preserve records and certain information, describe risk management policies and procedures, and report on the financial condition of affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer. Certain "material associated persons" of Morgan Keegan, as defined in the risk assessment rules, may also be subject to SEC regulation.

     In addition to federal registration, state securities commissions require the registration of certain broker-dealers and investment advisers. Morgan Keegan is registered as an investment adviser in the following states: Alabama, Arkansas, California, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Missouri, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin. Morgan Keegan is registered as a broker-dealer with the following states: Alaska, Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Maine, Michigan, Minnesota, Missouri, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Vermont, Washington, Wisconsin, West Virginia, and Wyoming.

     Violations of federal, state, and SRO rules or regulations may result in the revocation of broker-dealer or investment adviser licenses, imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion of officers and employees from the securities business firm. In addition, Morgan Keegan's business may be materially affected by new rules and regulations issued by the SEC or SROs as well as any changes in the enforcement of existing laws and rules that affect its securities business.

     Other. The United States Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form further legislation may be adopted or the extent to which Regions' business may be affected thereby.

COMPETITION

     All aspects of Regions' business are highly competitive. Regions' subsidiaries compete with other financial institutions located in Alabama, Arkansas, northwest and central Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, Texas and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, other mortgage companies and financial service operations of major commercial and retail corporations.

     Customers for banking services and other financial services offered by Regions' subsidiaries are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. Although the ranking of Regions' position varies in different markets, Regions believes that its affiliates effectively compete with other financial services companies in their relevant market areas.

EMPLOYEES

     As of December 31, 2002, Regions and its subsidiaries had a total of 15,695 full-time-equivalent employees.

AVAILABLE INFORMATION

     Regions maintains a website at www.regions.com. Regions makes available on its website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports which are filed or furnished to the SEC pursuant to Section 13(a) of the Exchange Act. These documents are made available on Regions' website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning Regions at the following address:

                         ATTENTION: Investor Relations
                         REGIONS FINANCIAL CORPORATION
                             417 North 20th Street
                           Birmingham, Alabama 35203
                                 (205) 944-1300

ITEM 2.  PROPERTIES

     Regions' corporate headquarters occupy several floors of the main banking facility of Regions Bank, located at 417 North 20th Street, Birmingham, Alabama 35203.

     Regions and its subsidiaries, including Regions Bank and Morgan Keegan, operate through 928 office facilities, of which 692 are owned by Regions or one of its subsidiaries and 236 are subject to building or ground leases. Of the 689 branch office facilities operated by Regions Bank at December 31, 2002, 520 are owned by Regions Bank and 169 are subject to building or ground leases. Of the office facilities operated by Morgan Keegan at December 31, 2002, 79 are owned by Regions or Morgan Keegan and 63 are subject to building or ground leases.

     For offices in premises leased by Regions and its subsidiaries, annual rentals totaled approximately $36.1 million as of December 31, 2002. During 2002, Regions and its subsidiaries received approximately $9.1 million in rentals for space leased to others. At December 31, 2002, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.

     See ITEM 1. BUSINESS of this annual report for a description of the states in which Regions Bank's branches and Morgan Keegan's offices are located.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Note M "Commitments and Contingencies," to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

     Regions continues to be concerned about the general trend in litigation in state and other courts involving large damage awards against financial service company defendants. Regions directly or through its subsidiaries is party to approximately 135 cases in the ordinary course of business, some of which seek class action treatment or punitive damages.

     Notwithstanding these concerns, Regions believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Regions' consolidated financial position but could impact operating results for a particular reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Common Stock Market Prices and Dividend information for the year ended December 31, 2002, is included under Item 8 of this Annual Report filed on Form 10-K in Note Y to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

                          HISTORICAL FINANCIAL SUMMARY

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                                                                                        COMPOUND
                                                                                                             ANNUAL      GROWTH
                                                                                                             CHANGE       RATE
                               2002(A)        2001         2000         1999         1998         1997      2001-2002   1997-2002
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT RATIOS, YIELDS, AND PER SHARE AMOUNTS)
SUMMARY OF OPERATING RESULTS
Interest income:
 Interest and fees on
   loans....................  $1,986,203   $2,458,503   $2,588,143   $2,201,786   $2,072,204   $1,837,392    -19.21%       1.57%
 Income on federal funds
   sold.....................       8,377       17,890        5,537        4,256       17,610       16,882    -53.17      -13.08
 Taxable interest on
   securities...............     400,705      445,919      561,974      524,935      417,121      355,591    -10.14        2.42
 Tax-free interest on
   securities...............      29,967       40,434       41,726       39,484       39,981       42,836    -25.89       -6.90
 Other interest income......     111,737       92,891       36,863       84,225       50,870       23,883     20.29       36.15
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total interest
       income...............   2,536,989    3,055,637    3,234,243    2,854,686    2,597,786    2,276,584    -16.97        2.19
Interest expense:
 Interest on deposits.......     652,765    1,135,695    1,372,260    1,056,799    1,065,054      954,782    -42.52       -7.32
 Interest on short-term
   borrowings...............     128,256      188,108      276,243      329,518      174,906      108,617    -31.82        3.38
 Interest on long-term
   borrowings...............     258,380      306,341      196,943       42,514       33,008       33,977    -15.66       50.04
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total interest
       expense..............   1,039,401    1,630,144    1,845,446    1,428,831    1,272,968    1,097,376    -36.24       -1.08
                              ----------   ----------   ----------   ----------   ----------   ----------
       Net interest
       income...............   1,497,588    1,425,493    1,388,797    1,425,855    1,324,818    1,179,208      5.06        4.90
Provision for loan losses...     127,500      165,402      127,099      113,658       60,505       89,663    -22.92        7.29
                              ----------   ----------   ----------   ----------   ----------   ----------
       Net interest income
       after provision for
       loan losses..........   1,370,088    1,260,091    1,261,698    1,312,197    1,264,313    1,089,545      8.73        4.69
Non-interest income:
 Brokerage and investment
   banking income...........     499,685      358,974       41,303       36,983       27,987       24,727     39.20       82.43
 Trust department income....      62,197       56,681       57,675       53,434       55,218       44,227      9.73        7.06
 Service charges on deposit
   accounts.................     277,807      267,263      231,670      194,984      171,344      151,618      3.95       12.88
 Mortgage servicing and
   origination fees.........     104,659       97,082       82,732      103,118      111,555       93,327      7.80        2.32
 Securities gains
   (losses).................      51,654       32,106      (39,928)         160        7,002          498     60.89      153.03
 Other......................     262,876      192,675      223,767      138,941       87,610       89,693     36.43       23.99
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total non-interest
       income...............   1,258,878    1,004,781      597,219      527,620      460,716      404,090     25.29       25.52
Non-interest expense:
 Salaries and employee
   benefits.................   1,026,569      879,688      588,857      551,569      528,409      480,842     16.70       16.38
 Net occupancy expense......      97,924       86,901       70,675       61,635       62,887       61,933     12.68        9.60
 Furniture and equipment
   expense..................      90,818       87,727       74,213       72,013       68,595       56,304      3.52       10.03
 Merger and consolidation
   expense..................          -0-          -0-          -0-          -0-     121,438           -0-       NM          NM
 Other......................     544,415      492,605      383,446      369,574      308,398      299,805     10.52       12.67
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total non-interest
       expense..............   1,759,726    1,546,921    1,117,191    1,054,791    1,089,727      898,884     13.76       14.38
                              ----------   ----------   ----------   ----------   ----------   ----------
       Income before income
       taxes................     869,240      717,951      741,726      785,026      635,302      594,751     21.07        7.88
Applicable income taxes.....     249,338      209,017      214,203      259,640      213,590      197,222     19.29        4.80
                              ----------   ----------   ----------   ----------   ----------   ----------
       Net income...........  $  619,902   $  508,934   $  527,523   $  525,386   $  421,712   $  397,529     21.80%       9.29%
                              ==========   ==========   ==========   ==========   ==========   ==========
Average number of shares
 outstanding................     224,312      224,733      220,762      221,617      220,114      209,781     -0.19%       1.35%
Average number of shares
 outstanding -- diluted.....     227,639      227,063      221,989      223,967      223,781      213,750      0.25        1.27
Per share:
       Net income...........  $     2.76   $     2.26   $     2.39   $     2.37   $     1.92   $     1.89     22.12%       7.87%
       Net income,
       diluted..............        2.72         2.24         2.38         2.35         1.88         1.86     21.43        7.90
       Cash dividends
       declared.............        1.16         1.12         1.08         1.00         0.92         0.80      3.57        7.71

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                    2002(A)         2001          2000          1999          1998          1997
                                                    -------        ------        ------        ------        ------        ------
YIELDS AND COSTS (TAXABLE EQUIVALENT BASIS)
Earning assets:
  Taxable securities..............................    5.16%          6.17%         6.51%         6.35%         6.42%         6.50%
  Tax-free securities.............................    7.96           7.95          7.64          7.91          8.26          8.42
  Federal funds sold..............................    1.46           3.21          6.27          4.49          5.45          5.99
  Loans (net of unearned income)..................    6.59           8.13          8.63          8.33          8.88          8.98
  Other earning assets............................    5.17           5.58          8.95          7.06          6.59          7.32
          Total earning assets....................    6.19           7.61          8.15          7.83          8.27          8.42
Interest-bearing liabilities:
  Interest-bearing deposits.......................    2.47           4.30          5.03          4.32          4.61          4.63
  Short-term borrowings...........................    2.88           4.55          6.26          5.07          5.16          5.67
  Long-term borrowings............................    5.01           6.39          6.42          6.33          7.32          6.69
          Total interest-bearing liabilities......    2.89           4.61          5.31          4.52          4.73          4.76
          Net yield on interest earning assets....    3.73           3.66          3.55          3.94          4.25          4.41
RATIOS
Net income to:
  Average stockholders' equity....................   15.27%         13.49%(b)     16.31%(c)     17.13%        14.62%(d)     15.38%
  Average total assets............................    1.34           1.14(b)       1.23(c)       1.33          1.24(d)       1.35
Efficiency(e).....................................   63.35          62.21(b)      54.27(c)      53.38         60.52(d)      55.83
Dividend payout...................................   42.03          49.56         45.19         42.19         47.92         42.33
Average loans to average deposits.................   98.46          99.71         94.63         91.35         86.93         84.94
Average stockholders' equity to average total
  assets..........................................    8.80           8.45          7.54          7.74          8.47          8.75
Average interest-bearing deposits to average total
  deposits........................................   84.26          85.07         85.67         84.40         85.83         85.25

---------------

     The ratios disclosed in the following footnotes exclude certain non-recurring items which management believes aid the reader in evaluating normalized trends.
(a) In 2002, Regions adopted Statement 142 which eliminated amortization of excess purchase price. See Note X to the consolidated financial statements for comparisons with prior years.
(b) Ratios for 2001 excluding $17.8 million in after-tax merger and other non-recurring charges are as follows: Return on average stockholders' equity 13.96%, Return on average total assets 1.18%, and Efficiency 60.91%.
(c) Ratios for 2000 excluding $44.0 million in after-tax gain from sale of credit card portfolio and $26.2 million in after-tax loss from sale of securities are as follows: Return on average stockholders' equity 15.76%, Return on average total assets 1.19%, and Efficiency 56.19%.
(d) Ratios for 1998 excluding $80.7 million in after-tax charges for merger and consolidation charges are as follows: Return on average stockholders' equity 17.42%, Return on average total assets 1.48%, and Efficiency 54.13%.
(e) The efficiency ratio is the quotient of non-interest expense divided by the sum of net interest income (on a tax equivalent basis) and non-interest income (excluding securities gains and losses). This ratio is commonly used by financial institutions as a measure of productivity.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES


                                        2002          2001          2000          1999          1998          1997
                                     -----------   -----------   -----------   -----------   -----------   -----------
                                                           (AVERAGE DAILY BALANCES IN THOUSANDS)
ASSETS
Earning assets:
  Taxable securities...............  $ 7,929,950   $ 7,357,832   $ 8,651,052   $ 8,244,603   $ 6,473,392   $ 5,443,877
  Tax-exempt securities............      585,768       787,219       801,330       745,064       728,511       769,516
  Federal funds sold...............      573,050       556,843        88,361        94,875       323,293       282,006
  Loans, net of unearned income....   30,871,093    30,946,736    30,130,808    26,478,349    23,379,317    20,535,989
  Other earning assets.............    2,176,308     1,685,237       413,548     1,195,729       773,077       327,265
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total earning assets.......   42,136,169    41,333,867    40,085,099    36,758,620    31,677,590    27,358,653
  Allowance for loan losses........     (431,000)     (384,645)     (360,353)     (328,188)     (313,521)     (284,606)
  Cash and due from banks..........      957,893       932,787     1,094,874     1,237,318       981,930     1,003,864
  Other non-earning assets.........    3,476,810     2,773,123     2,069,717     1,940,182     1,711,042     1,460,675
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total assets...............  $46,139,872   $44,655,132   $42,889,337   $39,607,932   $34,057,041   $29,538,586
                                     ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............  $ 4,933,496   $ 4,634,198   $ 4,561,900   $ 4,520,405   $ 3,812,177   $ 3,565,848
  Interest-bearing.................   26,419,974    26,401,047    27,279,092    24,465,254    23,081,727    20,611,654
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total deposits.............   31,353,470    31,035,245    31,840,992    28,985,659    26,893,904    24,177,502
Borrowed funds:
  Short-term.......................    4,448,043     4,132,264     4,408,689     6,502,860     3,386,392     1,917,127
  Long-term........................    5,156,481     4,793,657     3,069,465       671,665       450,808       507,775
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total borrowed funds.......    9,604,524     8,925,921     7,478,154     7,174,525     3,837,200     2,424,902
  Other liabilities................    1,123,059       921,937       335,931       380,798       441,188       352,124
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities..........   42,081,053    40,883,103    39,655,077    36,540,982    31,172,292    26,954,528
  Stockholders' equity.............    4,058,819     3,772,029     3,234,260     3,066,950     2,884,749     2,584,058
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities and
          stockholders' equity.....  $46,139,872   $44,655,132   $42,889,337   $39,607,932   $34,057,041   $29,538,586
                                     ===========   ===========   ===========   ===========   ===========   ===========

                                                      COMPOUND
                                     ANNUAL CHANGE   GROWTH RATE
                                       2001-2002      1997-2002
                                     -------------   -----------

ASSETS
Earning assets:
  Taxable securities...............       7.78%          7.81%
  Tax-exempt securities............     -25.59          -5.31
  Federal funds sold...............       2.91          15.24
  Loans, net of unearned income....      -0.24           8.49
  Other earning assets.............      29.14          46.07
        Total earning assets.......       1.94           9.02
  Allowance for loan losses........      12.05           8.65
  Cash and due from banks..........       2.69          -0.93
  Other non-earning assets.........      25.38          18.94
        Total assets...............       3.32%          9.33%
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............       6.46%          6.71%
  Interest-bearing.................       0.07           5.09
        Total deposits.............       1.03           5.34
Borrowed funds:
  Short-term.......................       7.64          18.33
  Long-term........................       7.57          58.98
        Total borrowed funds.......       7.60          31.69
  Other liabilities................      21.82          26.11
        Total liabilities..........       2.93           9.32
  Stockholders' equity.............       7.60           9.45
        Total liabilities and
          stockholders' equity.....       3.32%          9.33%


                                        2002          2001          2000          1999          1998          1997
                                     -----------   -----------   -----------   -----------   -----------   -----------
                                                                      (IN THOUSANDS)
YEAR-END BALANCES
  Assets...........................  $47,938,840   $45,382,712   $43,688,293   $42,714,395   $36,831,940   $31,414,058
  Securities.......................    8,994,600     7,847,159     8,994,171    10,913,044     7,969,137     6,315,923
  Loans, net of unearned income....   30,985,774    30,885,348    31,376,463    28,144,675    24,365,587    21,881,123
  Non-interest-bearing deposits....    5,147,689     5,085,337     4,512,883     4,419,693     4,577,125     3,744,198
  Interest-bearing deposits........   27,778,512    26,462,986    27,509,608    25,569,401    23,772,941    21,266,823
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total deposits.............   32,926,201    31,548,323    32,022,491    29,989,094    28,350,066    25,011,021
  Long-term debt...................    5,386,109     4,747,674     4,478,027     1,750,861       571,040       445,529
  Stockholders' equity.............    4,178,422     4,035,765     3,457,944     3,065,112     3,000,401     2,679,821
  Stockholders' equity per share...  $     18.88   $     17.54   $     15.73   $     13.89   $     13.61   $     12.75
  Market price per share of common
    stock..........................  $     33.36   $     29.94   $     27.31   $     25.13   $     40.31   $     42.19

                                                      COMPOUND
                                     ANNUAL CHANGE   GROWTH RATE
                                       2001-2002      1997-2002
                                     -------------   -----------

YEAR-END BALANCES
  Assets...........................       5.63%          8.82%
  Securities.......................      14.62           7.33
  Loans, net of unearned income....       0.33           7.21
  Non-interest-bearing deposits....       1.23           6.57
  Interest-bearing deposits........       4.97           5.49
        Total deposits.............       4.37           5.65
  Long-term debt...................      13.45          64.62
  Stockholders' equity.............       3.53           9.29
  Stockholders' equity per share...       7.64%          8.17%
  Market price per share of common
    stock..........................      11.42%         -4.59%

---------------

Notes to Historical Financial Summary:

(1) Amounts in all periods have been restated to reflect significant business transactions accounted for as poolings of interests.

(2) All per share amounts give retroactive recognition to the effect of stock dividends and stock splits.

(3) Non-accruing loans, of an immaterial amount, are included in earning assets. No adjustment has been made for these loans in the calculation of yields.

(4) Yields are computed on a taxable equivalent basis, net of interest disallowance, using marginal federal income tax rates of 35% for 2002-1997.

(5) This summary should be read in conjunction with the related consolidated financial statements and notes thereto under Item 8 on pages 50 to 88 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

GENERAL

     The following discussion and financial information is presented to aid in understanding Regions' financial position and results of operations. The emphasis of this discussion will be on the years 2000, 2001 and 2002; however, financial information for prior years will also be presented when appropriate.

     Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South. Regions' banking subsidiary, Regions Bank, operates as an Alabama state-chartered bank with operations in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. In 2002, Regions Bank contributed approximately $573 million to consolidated net income.

     In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing and other specialty financing. Regions has no foreign operations, although it maintains an international department to assist customers with their foreign transactions. Regions provides investment banking and brokerage services through 142 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions acquired Morgan Keegan in March 2001, and it contributed approximately $51.5 million to net income in 2002. Regions mortgage banking subsidiaries, Regions Mortgage, Inc. ("RMI") and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. RMI services approximately $17.3 billion in mortgage loans and in 2002 contributed approximately $13.1 million to net income, while EquiFirst contributed $20.5 million to net income. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country. Regions acquired Rebsamen in February 2001, and it contributed approximately $5.5 million to net income in 2002. Credit life insurance services for customers are provided through other Regions' affiliates.

     The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. Morgan Keegan also operates offices in Illinois, Kentucky, Mississippi, New York, Massachusetts and Virginia.

CRITICAL ACCOUNTING POLICIES

     In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to Regions are related primarily to allowance for loan losses, intangibles, income taxes, securitizations and pensions and are summarized in the following discussion and notes to the consolidated financial statements.

     Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the following pages, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

     Regions' excess purchase price (the amount in excess of book value of acquired institutions) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

     For purposes of evaluating mortgage servicing impairment, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate. Changes in interest rates, prepayment speeds or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount.

     Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Regions' recent consolidated federal income tax returns are open for examination. From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions' income tax returns or changes in tax law may impact these plans and resulting provisions for income taxes.

     Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. Regions takes into account the plan asset mix and expert opinions in determining the expected rate of return on plan assets. Regions considers the Moody's AA Corporate Bond yields and other market interest rates in setting the appropriate discount rate. In addition, Regions reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

     During 2002, Regions securitized automobile loans as a source of funding. Regions accounted for this transaction as a sale in accordance with the guidance of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities". When selling these financial assets, estimates of future cash flows are an integral part of determining the gain or loss and subsequently evaluating any impairment of any retained interest, such as a servicing asset or residual interest. The most critical assumptions in estimating cash flows and related fair value include prepayment speeds, expected credit losses, and discount rate. Management reviews these assumptions on a quarterly basis and the assumptions are adjusted if deemed appropriate.

ACQUISITIONS

     The acquisitions of community banks and other financial service companies historically have contributed significantly to Regions' growth. The community bank acquisitions have enabled Regions to expand into new markets and strengthen its presence in existing markets. The acquisitions of other financial service companies have allowed Regions to better diversify its revenue stream and to offer additional products and services to its customers. Regions continues to evaluate potential bank and non-bank acquisition candidates; however, no transactions were pending at December 31, 2002.

     In 2000, Regions consummated five acquisition transactions that strengthened its community banking franchise in Arkansas, Florida, Tennessee and Louisiana, and resulted in Regions' expansion into the Austin, Texas, market. These five acquisitions, described below, added a combined $885 million in assets, $494 million in loans and $753 million in deposits:

     - In Arkansas, Regions acquired from AmSouth Bank five branches located in Fort Smith. This branch purchase added $186 million in assets.

     - In Florida, Regions expanded into Ormond Beach through the acquisition of East Coast Bank Corporation, with assets of $108 million.

     - Regions expanded its Tennessee presence through the acquisition of LCB Corporation in Fayetteville, with $173 million in assets.

     - In Louisiana, Regions continued to strengthen its market presence through the acquisition of First National Bancshares of Louisiana, Inc., of Alexandria, with assets of $304 million.

     - Regions expanded its Texas franchise by acquiring an institution in the Austin market area. The acquisition of Heritage Bancorp, Inc., of Hutto, added $114 million in assets.

     In 2001, Regions significantly diversified its revenue stream and product offerings through the acquisitions of Morgan Keegan and Rebsamen Insurance. The Morgan Keegan acquisition in March 2001 greatly expanded Regions' abilities to provide securities brokerage, investment banking, asset management and mutual fund services. The February 2001 acquisition of Rebsamen Insurance enabled Regions to offer insurance services to customers. Rebsamen, headquartered in Little Rock, Arkansas, is a full-line general insurance broker that provides primarily commercial property and casualty insurance brokerage services.

     Also in 2001, Regions consummated two acquisition transactions that resulted in Regions expanding its community banking franchise into the Charlotte, North Carolina, and Houston, Texas, markets. These two acquisitions, described below, added a combined $499 million in assets, $325 million in loans and $391 million in deposits:

     - In North Carolina, Regions expanded into Charlotte through the acquisition of Park Meridian Financial Corporation, with assets of $310 million.

     - In Texas, Regions expanded into Houston through the acquisition of First Bancshares of Texas, Inc., with assets of approximately $189 million.

     In 2002, Regions consummated two acquisitions, which strengthened its community banking franchise in Texas while adding an insurance firm headquartered in New Iberia, Louisiana. These acquisitions combined added $280 million in assets, $156 million in loans and $253 million in deposits:

     - Regions expanded its insurance division though the acquisition of ICT Group, LLC, headquartered in New Iberia, Louisiana.

     - Regions expanded into the Dallas, Texas, market through Brookhollow Bancshares, Inc., with $167 million in assets.

     - Regions expanded its presence in the Houston, Texas, market through the acquisition of Independence Bank, National Association, with $112 million in assets.

     Regions' business combinations over the last three years are summarized in the following charts. Each of these transactions was accounted for as a purchase.

   DATE                           COMPANY                         HEADQUARTERS LOCATION     TOTAL ASSETS
   ----                           -------                       -------------------------  --------------
                                                                                           (IN THOUSANDS)
2002
April         ICT Group, LLC                                    New Iberia, Louisiana        $      900
April         Brookhollow Bancshares, Inc.                      Dallas, Texas                   166,916
May           Independence Bank, National Association           Houston, Texas                  112,408

2001
February      Rebsamen Insurance, Inc.                          Little Rock, Arkansas            32,082
March         Morgan Keegan, Inc.                               Memphis, Tennessee            2,008,179
November      Park Meridian Financial Corporation               Charlotte, North Carolina       309,844
December      First Bancshares of Texas, Inc.                   Houston, Texas                  188,953

2000
January       LCB Corporation                                   Fayetteville, Tennessee         173,157
May           Five Branches of AmSouth Bank                     Fort Smith, Arkansas            186,361
August        Heritage Bancorp, Inc.                            Hutto, Texas                    114,370
August        First National Bancshares of Louisiana, Inc.      Alexandria, Louisiana           303,793
September     East Coast Bank Corporation                       Ormond Beach, Florida           107,779

FINANCIAL CONDITION

     Regions' financial condition depends primarily on the quality and nature of its assets, liabilities and capital structure, the market and economic conditions, and the quality of its personnel.

LOANS AND ALLOWANCE FOR LOAN LOSSES

     LOAN PORTFOLIO

     Regions' primary investment is loans. At December 31, 2002, loans represented 72% of Regions' earning assets.

     Lending at Regions is generally organized along three functional lines: commercial loans (including financial and agricultural), real estate loans and consumer loans. The composition of the portfolio by these major categories is presented below (with real estate loans further broken down between construction and mortgage loans):

                                                               DECEMBER 31,
                                    -------------------------------------------------------------------
                                       2002          2001          2000          1999          1998
                                    -----------   -----------   -----------   -----------   -----------
                                                  (IN THOUSANDS, NET OF UNEARNED INCOME)
Commercial........................  $10,667,855   $ 9,727,204   $ 9,039,818   $ 8,183,633   $ 7,119,093
Real estate -- construction.......    3,604,116     3,664,677     3,271,692     2,439,104     1,865,972
Real estate -- mortgage...........   11,039,552    11,309,126    13,114,655    11,728,601     9,608,147
Consumer..........................    5,674,251     6,184,341     5,950,298     5,793,337     5,772,375
                                    -----------   -----------   -----------   -----------   -----------
          Total...................  $30,985,774   $30,885,348   $31,376,463   $28,144,675   $24,365,587
                                    ===========   ===========   ===========   ===========   ===========

     As the above table demonstrates, over the last five years loans increased a total of $6.6 billion, a compound growth rate of 6%. Regions experienced significant loan growth in 1999 and 2000, with loans increasing $3.8 billion and $3.2 billion, respectively. In 2001, however, loan balances declined $491 million due primarily to increased prepayments of residential mortgage loans. In 2002, total loans increased $100 million primarily due to growth in the commercial portfolio, partially offset by the reclassification of $1.1 billion of indirect auto loans to the loans held for sale category on September 30, 2002. Excluding the effect of this reclassification, total loans would have increased $1.2 billion, or 4%, in 2002.

     During 1999, Regions securitized $1.3 billion in single-family residential mortgage loans. These assets were transferred from the loan portfolio to the available for sale securities portfolio. The securitization of these loans gave Regions additional flexibility for funding purposes and results in a lower risk-weighted capital allocation for these assets. In 2000, Regions sold its credit card portfolio, which totaled $278 million. Adjusting for the effect of the securitization and sale, loans would have increased $5.1 billion, or 21%, in 1999 and $3.5 billion, or 12%, in 2000.

     All major categories of loans have shared in the growth in the loan portfolio over the last five years, with the strongest growth occurring in commercial and real estate construction loans. Over the last five years, commercial, financial and agricultural loans increased $3.5 billion, or 50%. Real estate construction loans increased $1.7 billion, or 93%, over the same period. Real estate mortgage loans increased $1.4 billion, or 15%, but consumer loans decreased $98 million, or 2%, over the last five years. The decline in consumer loans is the direct result of the reclassification of $1.1 billion of indirect auto loans to the loans held for sale category in 2002 and the $278 million sale of the credit card portfolio in 2000. The increase in real estate mortgage loans is net of the $1.3 billion single-family residential mortgage loan securitization in 1999.

     Although loans have increased over the past five years, growth has slowed over the past two years. In 2000, average total loans were $30.1 billion, compared to $30.9 billion in 2001 and 2002. This trend is a result of lower loan demand resulting from weaker economic conditions, significant prepayments of mortgage loans, management initiatives to focus on higher margin products, combined with the reclassification of indirect auto loans in 2002. Regions expects modest loan growth to continue in 2003.

     Regions' residential real estate portfolio as of December 31, 2002, included $6.4 billion of mortgage loans originated by its mortgage subsidiaries and bank branches or obtained in various acquisitions. These loans decreased approximately $1.1 billion during 2002. The decline in 2002 reflects management initiatives to reduce capital allocated to lower margin products, to manage sensitivity to changing interest rate environments, as well as higher levels of prepayments due to lower interest rates. Based on outstanding balances, $4.2 billion of these loans are adjustable rate mortgages ("ARMs") that have rates that reset approximately 242 basis points above market indices. The weighted average months to reprice on the ARM portfolio was 30 months on December 31, 2002, down from 40 months in 2001. The weighed average coupon of the portfolio was 6.02% on December 31, 2002, down from 6.97% in 2001.

     Residential real estate portfolio loans totaling $2.1 billion (based on outstanding balances) are fixed rate loans with a weighted average coupon of 7.05% and a weighted average remaining maturity of 133 months.

     The amounts of total gross loans (excluding residential mortgages on single-family residences and consumer loans) outstanding at December 31, 2002, based on remaining scheduled repayments of principal, due in (1) one year or less, (2) more than one year but less than five years and (3) more than five years, are shown in the following table. The amounts due after one year are classified according to sensitivity to changes in interest rates.

                                                                     LOANS MATURING
                                                ---------------------------------------------------------
                                                  WITHIN       AFTER ONE BUT     AFTER FIVE
                                                 ONE YEAR    WITHIN FIVE YEARS     YEARS         TOTAL
                                                ----------   -----------------   ----------   -----------
                                                                     (IN THOUSANDS)
Commercial, financial and agricultural........  $4,647,196      $4,382,269       $1,812,099   $10,841,564
Real estate -- construction...................   2,133,419       1,318,157          162,563     3,614,139
Real estate -- mortgage.......................     697,005       2,490,861        1,139,040     4,326,906
                                                ----------      ----------       ----------   -----------
          Total...............................  $7,477,620      $8,191,287       $3,113,702   $18,782,609
                                                ==========      ==========       ==========   ===========

                                                               SENSITIVITY OF LOANS TO
                                                              CHANGES IN INTEREST RATES
                                                              --------------------------
                                                              PREDETERMINED    VARIABLE
                                                                  RATE           RATE
                                                              -------------   ----------
                                                                    (IN THOUSANDS)
Due after one year but within five years....................   $2,630,714     $5,560,573
Due after five years........................................    1,117,899      1,995,803
                                                               ----------     ----------
          Total.............................................   $3,748,613     $7,556,376
                                                               ==========     ==========

     A sound credit policy and careful, consistent credit review are vital to a successful lending program. All affiliates of Regions operate under written loan policies that attempt to maintain a consistent lending philosophy, provide sound traditional credit decisions, provide an adequate risk-adjusted return and render service to the communities in which the banks are located. Regions' lending policy generally confines loans to local customers or to national firms doing business locally. Credit reviews and loan examinations help confirm that affiliates are adhering to these loan policies.

     ALLOWANCE FOR LOAN LOSSES

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

     A coordinated effort is undertaken to identify credit losses in the loan portfolio for management purposes and to establish the loan loss provision and resulting allowance for accounting purposes. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or possible losses. The primary responsibility for this review rests with the management of the individual banking offices. Their work is supplemented with reviews by Regions' internal audit staff and corporate loan examiners. This process provides information that helps in assessing the quality of the portfolio, assists in the prompt identification of problems and potential problems, and aids in deciding if a loan represents a probable loss that should be recognized or a risk for which an allowance should be maintained.

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

     Although it is Regions' policy to immediately charge off as a loss all loan amounts judged to be uncollectible, historical experience indicates that certain losses exist in the loan portfolio that have not been specifically identified. To anticipate and provide for these unidentifiable losses, the allowance for loan losses is established by charging the provision for loan losses expense against current earnings. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

     Regions' determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include non-accrual loans and loans past due 90 days or more, excluding loans to individuals, are evaluated individually. Impaired loans totaled approximately $142 million at December 31, 2002 and $180 million at December 31, 2001. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value is not sufficient to support the collection of the investment in the loan, a charge is immediately taken against the allowance for loan losses. The amount of the allowance for loan losses related to the higher-risk loans (including impaired loans) was approximately 72% at December 31, 2002, compared to approximately 80% at December 31, 2001.

     In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The amount of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 28% of Regions' allowance for loan losses at December 31, 2002, compared to approximately 20% at December 31, 2001. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

     Over the last five years, the year-end allowance for loan losses as a percentage of loans ranged from a low of 1.20% at December 31, 2000 and 1999 to a high of 1.41% at December 31, 2002. Management considers the current level of the allowance for loan losses adequate to absorb possible losses from loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

     The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                    DECEMBER 31,
                                                ----------------------------------------------------
NON-PERFORMING ASSETS                             2002       2001       2000       1999       1998
---------------------                           --------   --------   --------   --------   --------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Non-performing loans:
  Loans accounted for on a non-accrual
     basis....................................  $226,470   $269,764   $197,974   $169,904   $124,718
  Loans contractually past due 90 days or more
     as to principal or interest payments
     (exclusive of non-accrual loans).........    38,499     46,845     35,903     71,952    134,411
  Loans whose terms have been renegotiated to
     provide a reduction or deferral of
     interest or principal because of a
     deterioration in the financial position
     of the borrower (exclusive of non-accrual
     loans and loans past due 90 days or
     more)....................................    32,280     42,807     12,372      8,390      4,550
Real estate acquired in settlement of loans
  ("other real estate").......................    59,606     40,872     28,443     12,662     17,273
                                                --------   --------   --------   --------   --------
          Total...............................  $356,855   $400,288   $274,692   $262,908   $280,952
                                                ========   ========   ========   ========   ========
Non-performing assets as a percentage of loans
  and other real estate.......................      1.15%      1.29%       .87%       .93%      1.15%

     The analysis of loan loss experience, as reflected in the table below, shows that net loan losses, over the last five years ranged from a high of $126.8 million in 2001 to a low of $66.4 million in 1998. Net loan losses were $111.8 million in 2002, $94.1 million in 2000 and $99.2 million in 1999. Over the last five years, net loan losses averaged 0.35% of average loans and were 0.36% of average loans in 2002. Compared to the prior year, in 2002 Regions experienced lower charge-offs of commercial and consumer credits, partially offset by higher levels of losses in the real estate category.

     The following analysis presents a five-year history of the allowance for loan losses and loan loss data:

                                                               DECEMBER 31,
                                    -------------------------------------------------------------------
                                       2002          2001          2000          1999          1998
                                    -----------   -----------   -----------   -----------   -----------
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
Allowance for loan losses:
Balance at beginning of year......  $   419,167   $   376,508   $   338,375   $   315,412   $   304,223
Loans charged off:
  Commercial......................       83,562        95,584        51,617        35,589        24,214
  Real estate.....................       16,731        11,705        13,673        15,781        13,366
  Consumer........................       56,010        61,760        66,456        77,867        56,159
                                    -----------   -----------   -----------   -----------   -----------
          Total...................      156,303       169,049       131,746       129,237        93,739
Recoveries:
  Commercial......................       14,892        11,138        15,639        12,934        10,473
  Real estate.....................        5,031         5,027         2,750         1,109         1,655
  Consumer........................       24,549        26,043        19,249        16,006        15,201
                                    -----------   -----------   -----------   -----------   -----------
          Total...................       44,472        42,208        37,638        30,049        27,329
Net loans charged off:
  Commercial......................       68,670        84,446        35,978        22,655        13,741
  Real estate.....................       11,700         6,678        10,923        14,672        11,711
  Consumer........................       31,461        35,717        47,207        61,861        40,958
                                    -----------   -----------   -----------   -----------   -----------
          Total...................      111,831       126,841        94,108        99,188        66,410
Allowance of acquired banks.......        2,328         4,098         5,142         8,493        17,094
Provision charged to expense......      127,500       165,402       127,099       113,658        60,505
                                    -----------   -----------   -----------   -----------   -----------
Balance at end of year............  $   437,164   $   419,167   $   376,508   $   338,375   $   315,412
                                    ===========   ===========   ===========   ===========   ===========

                                                               DECEMBER 31,
                                    -------------------------------------------------------------------
                                       2002          2001          2000          1999          1998
                                    -----------   -----------   -----------   -----------   -----------
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
Average loans outstanding:
  Commercial......................  $10,329,482   $ 9,567,538   $ 8,811,864   $ 7,661,595   $ 7,060,917
  Real estate.....................   14,571,345    15,598,488    15,595,695    13,144,153    10,479,084
  Consumer........................    5,970,266     5,780,710     5,723,249     5,672,601     5,839,316
                                    -----------   -----------   -----------   -----------   -----------
          Total...................  $30,871,093   $30,946,736   $30,130,808   $26,478,349   $23,379,317
                                    ===========   ===========   ===========   ===========   ===========
Net charge-offs as percent of
  average loans outstanding:
  Commercial......................          .66%          .88%          .41%          .30%          .19%
  Real estate.....................          .08           .04           .07           .11           .11
  Consumer........................          .53           .62           .82          1.09           .70
          Total...................          .36%          .41%          .31%          .37%          .28%
Net charge-offs as percent of:
  Provision for loan losses.......         87.7%         76.7%         74.0%         87.3%        109.8%
  Allowance for loan losses.......         25.6          30.3          25.0          29.3          21.1
Allowance as percentage of loans,
  net of unearned income..........         1.41%         1.36%         1.20%         1.20%         1.29%
Provision for loan losses (net of
  tax effect) as percentage of net
  income..........................         14.7%         20.3%         15.1%         13.5%          9.0%

     RISK CHARACTERISTICS OF LOAN PORTFOLIO

     In order to assess the risk characteristics of the loan portfolio, it is appropriate to consider the three major categories of loans -- commercial, real estate and consumer.

     Commercial. Regions' commercial loan portfolio is highly diversified within the markets it serves. Geographically, the largest concentration is the 27% of the portfolio in the state of Alabama. Loans in Georgia and Arkansas account for 22% and 19%, respectively, of the commercial loan portfolio, followed by Louisiana with 10%, Tennessee with 7%, Texas with 6%, Florida and South Carolina with 4% each, and North Carolina with 1%. A small portion of these loans is secured by properties outside Regions' banking market areas.

     The Alabama economy has experienced relatively stable growth over the last several years. Industries important in the Alabama economy include vehicle and vehicle parts manufacturing and assembly, lumber and wood products, health care services, and steel production. High technology and defense-related industries are important in the northern part of the state. Agriculture, particularly poultry, beef cattle and cotton, are also important to the state's economy.

     The economy of northern Georgia, where the majority of Regions' Georgia franchise is located, is diversified with a strong presence in poultry production, carpet manufacturing, automotive manufacturing-related industries, tourism, and various service sector industries. A well-developed transportation system has contributed to the growth in north Georgia. This area has experienced rapid population growth and has very favorable household income characteristics relative to many of Regions' other markets.

     In the southern region of Georgia, while agriculture is important, other industries play a significant role in the economy as well. Georgia ranks as one of the nation's top producers of paper and paper board products. Albany and Valdosta, Regions' primary market areas in southern Georgia, are hubs for retail trade and health care for the entire South Georgia market. These markets are also home to numerous manufacturing and production facilities of Fortune 500 Companies.

     The Arkansas economy is supported in part by the forest products industry, due to the abundance of corporate-owned forests and public forest lands. In recent years, retail trade, transportation and steel production have become increasingly important to the state's economy.

     Natural resources are very important to the Louisiana economy. Energy and petrochemical industries play a significant role in the economy. Shipping, shipbuilding, and other transportation equipment industries are strong in the state's durable goods industries. Tourism, amusement and recreation, service, and health care industries are also important to the Louisiana economy. Cotton, rice and sugarcane are among Louisiana's most important agricultural commodities, while Louisiana's fishing industry is one of the largest in the nation.

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

     The economy in the state of Texas has been among the strongest in the nation in recent years. In addition to oil, gas and agriculture, the Texas economy is supported by telecommunications, computer and technology research, and the health care industry.

     Northwestern and central Florida have also experienced excellent economic growth during the last several years. Tourism and space research are very important to the Florida economy, and military payrolls are significant in the panhandle area. Florida has experienced strong in-migration, contributing to strong construction activity and a growing retirement-age population. Citrus fruit production is also important in the state.

     The economy in the markets served by Regions continues to be among the best in the nation. However, general economic conditions deteriorated throughout the nation in 2001. Slower economic growth, combined with the unprecedented events of September 11, 2001, resulted in a weaker economy than in recent years and did not show significant recovery in 2002. This weakening resulted in higher loan losses in 2001 and 2002 than in 2000.

     Included in the commercial loan classification are $508 million of syndicated loans. Syndicated loans are typically made to national companies and are originated through an agent bank. Regions' syndicated loans are primarily to national companies with operations in Regions' banking footprint.

     From 1998 to 2002, net commercial loan losses as a percent of average loans outstanding ranged from a low of 0.19% in 1998 to a high of 0.88% in 2001. Commercial loan losses in 2002 totaled $68.7 million, or 0.66% of average commercial loans. The lower level of commercial loan losses in 2002 compared to 2001 resulted primarily from lower losses related to customers in agriculture and the steel industry. Future losses are a function of many variables, of which general economic conditions are the most important. Assuming moderate to slow economic growth during 2003 in Regions' market areas, net commercial loan losses in 2003 are expected to be near the 2002 level.

     Real Estate. Regions' real estate loan portfolio consists of construction and land development loans, loans to businesses for long-term financing of land and buildings, loans on one- to four-family residential properties, loans to mortgage banking companies (which are secured primarily by loans on one- to four-family residential properties and are known as warehoused mortgage loans) and various other loans secured by real estate.

     Real estate construction loans decreased 1.6% in 2002 to $3.6 billion or
11.6 % of Regions' total loan portfolio. At the end of 1998 real estate construction loans represented 7.7% of Regions' total loan portfolio. Strong economic growth and new development in Regions' market areas have enabled Regions to steadily increase construction loans through 2001. During 2002, construction loan demand declined as the economy continued to exhibit signs of weakness. Most of the construction loans relate to shopping centers, apartment complexes, commercial buildings and residential property development. These loans are normally secured by land and buildings and are generally backed by commitments for long-term financing from other financial institutions. Real estate construction loans are closely monitored by management, since these loans are generally considered riskier than other types of loans and are particularly vulnerable in economic downturns and in periods of high interest rates. Regions generally requires higher levels of borrower equity investment in addition to other underwriting requirements for this type of lending as compared to other real estate lending. Regions has not been an active lender to real estate developers outside its market areas.

     The loans to businesses for long-term financing of land and buildings are primarily to commercial customers within Regions' markets. Total loans secured by non-farm, non-residential properties totaled $7.0 billion at December 31, 2002. Although some risk is inherent in this type of lending, Regions attempts to minimize this risk by generally making a significant amount of these type loans only on owner-occupied properties, and by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guaranties of principals of the borrowers.

     Regions also attempts to mitigate the risks of real estate lending by adhering to standard loan underwriting policies and by diversifying the portfolio both geographically within its market area and within industry groups.

     Loans on one- to four-family residential properties, which total approximately 61% of Regions' real estate mortgage portfolio, are principally on single-family residences. These loans are geographically dispersed throughout the southeastern states, and some are guaranteed by government agencies or private mortgage insurers. Historically, this category of loans has not produced sizable loan losses; however, it is subject to some of the same risks as other real estate lending. Warehoused mortgage loans, since they are secured primarily by loans on one- to four-family residential properties, are similar to these loans in terms of risk.

     From 1998 to 2002, net losses on real estate loans as a percent of average real estate loans outstanding ranged from a high of 0.11% in 1998 and 1999, to a low of .04% in 2001. In 2002 real estate loan losses were .08% of average real estate loans, primarily as a result of higher commercial real estate loan charge-offs. These losses depend, to a large degree, on the level of interest rates, economic conditions and collateral values, and thus, are very difficult to predict. Management expects 2003 net real estate loan losses to be near the 2002 level.

     Consumer. Regions' consumer loan portfolio consists of $4.5 billion in consumer loans and $1.2 billion in personal lines of credit (including home equity loans). Consumer loans are primarily borrowings of individuals for home improvements, automobiles and other personal and household purposes. Regions' consumer loan portfolio includes $30 million in indirect installment loans at December 31, 2002, and $943 million at December 31, 2001. Indirect installment loans declined significantly due to the reclassification of $1.1 billion of indirect auto loans to the loans held for sale category. During the past five years, the ratio of net consumer loan losses to average consumer loans ranged from a low of 0.53% in 2002 to a high of 1.09% in 1999. The lower level of net consumer loan losses in 2001 and 2002 was primarily due to improvements in the collection and recovery process, standardizing and improvement of underwriting procedures, and reduced credit card charge-offs resulting from the sale of the credit card portfolio in 2000. Consumer loan losses are difficult to predict but historically have tended to increase during periods of economic weakness. Management expects net consumer loan losses in 2003 to be lower than the 2002 level (assuming moderate economic growth in 2003) because of the reduced size of Regions' consumer loan portfolio.

     NON-ACCRUAL LOANS

     At December 31, 2002, non-accrual loans totaled $226.5 million, or 0.73% of loans, compared to $269.8 million, or 0.87% of loans, at December 31, 2001. The decline in non-accrual loans at December 31, 2002, was primarily due to lower levels of commercial and real estate loans being placed on non-accrual status, combined with certain commercial credits returning to accrual status. Commercial loans comprised $106.4 million of the 2002 total, with real estate loans accounting for $116.0 million and consumer loans $4.1 million. Regions' non-performing loan portfolio is composed primarily of a number of small to medium-sized loans that are diversified geographically throughout its franchise. The 25 largest non-accrual loans range from $1.0 million to $11.3 million, with only one non-accrual loan greater than $10 million. These loans are widely dispersed among a number of industries and are generally highly collateralized. Of the $226.5 million in non-accrual loans at December 31, 2002, approximately $77.7 million (34% of total non-accrual loans) are secured by single-family residences, which historically have had very low loss ratios.

     Loans contractually past due 90 days or more were 0.12% of total loans at December 31, 2002, compared to 0.15% of total loans at December 31, 2001. Since December 31, 2001, loan delinquencies in the commercial and real estate areas have declined. Loans past due 90 days or more at December 31, 2002, consisted of $7.5 million in commercial and real estate loans and $31.0 million in consumer loans.

     Renegotiated loans as a percent of total loans was 0.10% at December 31, 2002 and 0.14% at December 31, 2001. Renegotiated loans decreased during the year primarily due to the repayment of certain real estate and commercial credits.

     Other real estate declined from 1998 to 1999, but increased to $28.4 million at December 31, 2000, $40.9 million at December 31, 2001, and $59.6 million at December 31, 2002. Increases in other real estate in the last three years resulted primarily from weaker economic conditions. Regions' other real estate is composed primarily of a number of small to medium-size properties that are diversified geographically throughout its franchise. The 20 largest parcels of other real estate range in recorded value from $500,000 to $8.6 million, with only 1 parcel over $5 million. Other real estate is recorded at the lower of (1) the recorded investment in the loan or (2) fair value less the estimated cost to sell. Although Regions does not anticipate material loss upon disposition of other real estate, sustained periods of adverse economic conditions, substantial declines in real estate values in Regions' markets, actions by bank regulatory agencies, or other factors, could result in additional loss from other real estate.

     The amount of interest income recognized in 2002 on the $226.5 million of non-accruing loans outstanding at year-end was approximately $6.5 million. If these loans had been current in accordance with their original terms, approximately $21.0 million would have been recognized on these loans in 2002. Approximately $1,114,000 in interest income would have been recognized in 2002 under the original terms of the $32.3 million in renegotiated loans outstanding at December 31, 2002. Approximately $1,066,000 in interest income was actually recognized in 2002 on these loans.

     FUNDING COMMITMENTS

     In the normal course of business, Regions makes commitments under various terms to lend funds to its customers. These commitments include (among others) revolving credit agreements, term loan agreements and short-term borrowing arrangements, which are usually for working capital needs. Letters of credit are also issued, which under certain conditions could result in loans. See Note M to the consolidated financial statements for additional information. The following table shows the amount and duration of Regions' funding commitments.

                                                                     FUNDING DUE BY PERIOD
                                                            ---------------------------------------
                                                                         LESS THAN 1   GREATER THAN
                                                              TOTAL         YEAR          1 YEAR
                                                            ----------   -----------   ------------
                                                                        (IN THOUSANDS)
Funding commitments:
  Home equity loan commitments............................  $  622,721   $       -0-    $  622,721
  Other loan commitments..................................   6,035,524    2,129,743      3,905,781
  Standby letters of credit...............................   1,089,452      470,381        619,071
  Commercial letters of credit............................      38,799       38,799             -0-

     The commercial, real estate and consumer loan portfolios are highly diversified in terms of industry concentrations. The following table shows the largest concentrations in terms of the customer's Standard Industrial Classification Code at December 31, 2002 and 2001:

                                                           2002                          2001
                                                ---------------------------   ---------------------------
                                                            % OF    % NON-                % OF    % NON-
STANDARD INDUSTRIAL CLASSIFICATION               AMOUNT     TOTAL   ACCRUAL    AMOUNT     TOTAL   ACCRUAL
----------------------------------              ---------   -----   -------   ---------   -----   -------
                                                              (DOLLAR AMOUNTS IN MILLIONS)
Individuals...................................  $14,025.8    44.9%    0.7%    $15,293.9    49.1%    0.7%
Services:
  Physicians..................................      252.5     0.8     0.2         265.5     0.9     0.3
  Business services...........................      142.0     0.5     0.5         138.2     0.4     0.3
  Religious organizations.....................      420.9     1.3     0.3         388.9     1.2     0.4
  Legal services..............................      110.7     0.4     0.9         108.0     0.3     0.9
  All other services..........................    3,547.2    11.3     0.8       3,243.1    10.4     1.4
                                                ---------   -----             ---------   -----
          Total services......................    4,473.3    14.3     0.8       4,143.7    13.2     1.2
Manufacturing:
  Electrical equipment........................       54.3     0.2     0.9          56.6     0.2     0.0
  Food and kindred products...................       99.7     0.3     0.6          77.2     0.2     0.1
  Rubber and plastic products.................       37.0     0.1     0.2          40.5     0.1     2.6
  Lumber and wood products....................      187.2     0.6     0.1         192.6     0.6     0.3
  Fabricated metal products...................      130.0     0.4     1.8         157.0     0.5     1.9
  All other manufacturing.....................      636.5     2.1     1.6         737.6     2.4     2.6
                                                ---------   -----             ---------   -----
          Total manufacturing.................    1,144.7     3.7     1.2       1,261.5     4.0     1.9
Wholesale trade...............................      757.7     2.4     1.1         765.0     2.5     0.5
Finance, insurance and real estate:
  Real estate.................................    4,441.5    14.2     0.4       4,048.9    13.0     0.8
  Banks and credit agencies...................      685.9     2.2     0.8         161.7     0.5     0.5
  All other finance, insurance and real
     estate...................................      624.8     2.0     1.1         791.7     2.5     0.4
                                                ---------   -----             ---------   -----
          Total finance, insurance and real
            estate............................    5,752.2    18.4     0.5       5,002.3    16.0     0.7
Construction:
  Residential building construction...........    1,270.7     4.1     0.6       1,013.6     3.3     0.8
  General contractors and builders............      360.1     1.2     1.1         424.3     1.4     0.9
  All other construction......................      423.7     1.3     2.7         439.5     1.4     2.1
                                                ---------   -----             ---------   -----
          Total construction..................    2,054.5     6.6     1.1       1,877.4     6.1     1.1
Retail trade:
  Automobile dealers..........................      450.0     1.4     0.1         391.6     1.3     0.5
  All other retail trade......................      921.7     3.0     1.2         826.1     2.7     1.1
                                                ---------   -----             ---------   -----
          Total retail trade..................    1,371.7     4.4     0.8       1,217.7     4.0     0.9
Agriculture, forestry and fishing.............      577.2     1.8     1.9         610.9     2.0     1.8
Transportation, communication, electrical, gas
  and sanitary................................      665.9     2.1     0.6         538.9     1.7     0.8
Mining (including oil and gas extraction).....       86.0     0.3     0.4          78.4     0.3     0.4
Public administration.........................       83.1     0.3     0.0          91.2     0.3     0.0
Other.........................................      238.2     0.8     0.1         256.1     0.8     1.2
                                                ---------   -----             ---------   -----
          Total...............................  $31,230.3   100.0%    0.7%    $31,137.0   100.0%    0.9%
                                                =========   =====             =========   =====

INTEREST-BEARING DEPOSITS IN OTHER BANKS

     Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. This category of earning assets decreased from $667.2 million at December 31, 2001, to $303.6 million at December 31, 2002, as maturities were not reinvested in this earning asset category.

SECURITIES

     The following table shows the carrying values of securities as follows:

                                                                        DECEMBER 31,
                                                            ------------------------------------
                                                               2002         2001         2000
                                                            ----------   ----------   ----------
                                                                       (IN THOUSANDS)
Securities held to maturity:
  U.S. Treasury and Federal agency securities.............  $   30,571   $   30,541   $2,573,461
  Obligations of states and political subdivisions........       2,335        3,131      670,252
  Mortgage-backed securities..............................          -0-          -0-     295,477
  Other securities........................................           3          378           12
                                                            ----------   ----------   ----------
          Total...........................................  $   32,909   $   34,050   $3,539,202
                                                            ==========   ==========   ==========
Securities available for sale:
  U.S. Treasury and Federal agency securities.............  $1,957,593   $  741,458   $  785,537
  Obligations of states and political subdivisions........     543,798      711,547      142,073
  Mortgage-backed securities..............................   6,147,946    6,065,222    4,255,433
  Other securities........................................      42,315        9,205        1,294
  Equity securities.......................................     270,039      285,677      270,632
                                                            ----------   ----------   ----------
          Total...........................................  $8,961,691   $7,813,109   $5,454,969
                                                            ==========   ==========   ==========

     In 2002, total securities increased $1.1 billion, or 15%. U.S. Treasury and Federal agency securities increased $1.2 billion due to purchases of agency securities. Agency securities were purchased throughout 2002 to offset possible declines in the fair value of Regions' mortgage servicing asset, as security values respond inversely to a change in interest rates. Mortgage-backed securities increased $83 million due to purchases in 2002. Obligations of states and political subdivisions decreased $169 million or 24% in 2002 due to calls, sales and maturities. Other securities increased in 2002 due to an interest-only security retained in the auto loan securitization (see Note F to the consolidated financial statements).

     In 2001, total securities decreased $1.1 billion, or 13%. U.S. Treasury and Federal agency securities decreased $2.6 billion due primarily to calls and sales. A portion of the proceeds from the calls and sales of U.S. Treasury and Federal agency securities were not reinvested in this category of securities as a part of management's initiative to allocate less capital to lower margin assets and to reduce sensitivity to changing interest rates. Mortgage-backed securities increased $1.5 billion due to purchases in 2001. Obligations of states and political subdivisions decreased $97.6 million, or 12%, in 2001 due to calls, sales and maturities. Other securities increased in 2001 due to acquisition activity.

     In 2001, upon the adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), Regions elected to reclassify a significant portion of securities from the held to maturity category to the available for sale category to provide additional flexibility in managing the securities portfolio.

     Regions' investment portfolio policy stresses quality and liquidity. At December 31, 2002, the average contractual maturity of U.S. Treasury and Federal agency securities was 4.4 years and that of obligations of states and political subdivisions was 7.1 years. The average contractual maturity of mortgage-backed securities was 15.6 years and their expected maturity was 2.1 years. Other securities had an average contractual maturity of 3.5 years. Overall, the average maturity of the portfolio was 12.5 years using contractual maturities and 2.9 years using expected maturities. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     The estimated fair market value of Regions' securities held to maturity portfolio at December 31, 2002, was $1.1 million above the amount carried on Regions' books. Regions' securities held to maturity at December 31, 2002, included unrealized gains of $1.1 million. Regions' securities available for sale portfolio at December 31, 2002, included net unrealized gains of $268.4 million. Regions' securities held to maturity and securities available for sale portfolios included gross unrealized gains of $269.8 million and gross unrealized losses of $320,000 at December 31, 2002. Market values of these portfolios vary significantly as interest rates change. Management expects normal maturities from the securities portfolios to meet liquidity needs. Of Regions' tax-free securities rated by Moody's Investors Service, Inc., 99% are rated "A" or better. The portfolio is carefully monitored to assure no unreasonable concentration of securities in the obligations of a single debtor, and current credit reviews are conducted on each security holding.

     The following table shows the maturities of securities (excluding equity securities) at December 31, 2002, the weighted average yields and the taxable equivalent adjustment used in calculating the yields:

                                                            SECURITIES MATURING
                                       -------------------------------------------------------------
                                                    AFTER ONE    AFTER FIVE
                                       WITHIN ONE   BUT WITHIN   BUT WITHIN     AFTER
                                          YEAR      FIVE YEARS   TEN YEARS    TEN YEARS     TOTAL
                                       ----------   ----------   ----------   ---------   ----------
                                                              (IN THOUSANDS)
Securities held to maturity:
  U.S. Treasury and Federal agency
     securities......................  $    6,531   $   18,388    $  4,813    $    839    $   30,571
  Obligations of states and political
     subdivisions....................          -0-       2,335          -0-         -0-        2,335
  Mortgage-backed securities.........          -0-          -0-         -0-         -0-           -0-
  Other securities...................           3           -0-         -0-         -0-            3
                                       ----------   ----------    --------    --------    ----------
          Total......................  $    6,534   $   20,723    $  4,813    $    839    $   32,909
                                       ==========   ==========    ========    ========    ==========
  Weighted average yield.............        4.80%        5.06%       4.97%       5.45%         5.00%
Securities available for sale:
  U.S. Treasury and Federal agency
     securities......................  $  314,833   $1,018,615    $624,145    $     -0-   $1,957,593
  Obligations of states and political
     subdivisions....................      49,604      125,921     259,963     108,310       543,798
  Mortgage-backed securities.........   1,228,687    4,855,573      60,168       3,518     6,147,946
  Other securities...................       4,971       35,370         663       1,311        42,315
                                       ----------   ----------    --------    --------    ----------
          Total......................  $1,598,095   $6,035,479    $944,939    $113,139    $8,691,652
                                       ==========   ==========    ========    ========    ==========
  Weighted average yield.............        5.27%        4.75%       5.68%       8.20%         4.99%
Taxable equivalent adjustment for
  calculation of yield...............  $    1,514   $    3,915    $  7,935    $  3,305    $   16,669

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

TRADING ACCOUNT ASSETS

     Trading account assets increased $44.1 million to $786.0 million at December 31, 2002. Trading account assets are held for the purpose of selling at a profit and are carried at market value.

     The following table shows the carrying value of trading account assets by type of security.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Trading account assets:
  U.S. Treasury and Federal agency securities...............    $540,825       $355,346
  Obligations of states and political subdivisions..........     146,007        329,313
  Other securities..........................................      99,160         57,237
                                                                --------       --------
          Total.............................................    $785,992       $741,896
                                                                ========       ========

LOANS HELD FOR SALE

     Loans held for sale include both single-family real estate mortgage loans and indirect consumer auto loans. These loans totaled $1.5 billion ($1.0 billion of mortgage loans and $484 million of indirect auto loans) at December 31, 2002, an increase of $608 million compared to 2001. The increase from the prior year is due primarily to the reclassification of $1.1 billion of indirect auto loans to the loans held for sale category in September 2002, partially offset by the subsequent $800 million securitization and sale of indirect auto loans in December 2002. In periods prior to 2002, the loans held for sale category included only single-family real estate mortgage loans.

MARGIN RECEIVABLES

     Margin receivables totaled $432.3 million at December 31, 2002, and $523.9 at December 31, 2001. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer.

LIQUIDITY

  GENERAL

     Liquidity is an important factor in the financial condition of Regions and affects Regions' ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders' equity.

     The securities portfolio is one of Regions' primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see previous table on Securities Maturing). Maturities in the loan portfolio also provide a steady flow of funds (see previous table on Loans Maturing). At December 31, 2002, commercial loans, real estate construction loans and commercial mortgage loans with an aggregate balance of $7.5 billion, as well as securities of $1.6 billion, were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one- to four-family residential mortgage loans. Historically, Regions' high levels of earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions' liquidity also continues to be enhanced by a relatively stable deposit base.

     The loan to deposit ratio at December 31, 2002, was 94.11%, representing a slight decrease compared to 97.90% at December 31, 2001, and 97.98% at December 31, 2000. This trend is a result of loan and deposit growth over the relevant periods.

     As shown in the Consolidated Statement of Cash Flows, operating activities provided significant levels of funds in 2000 and 2002, due primarily to high levels of net income. Operating activities were a net user of funds in 2001 as loans held for sale and other assets increased. During 2001, Regions' mortgage loan production increased $3.2 billion compared to 2000 as lower mortgage rates contributed to high levels of production. The lag between origination and sale requires warehousing a portion of these mortgage loans for short periods of time and therefore requires the use of greater levels of operating cash flows. Investing activities, primarily in loans and securities, were a net user of funds in 2000 and 2002 but were a net provider of funds in 2001 as loan and security balances declined. Loan and security balances declined in 2001 due to management's decision to reduce capital allocated to lower margin products. Significant prepayments of mortgage loans and securities were not reinvested, positively affecting cash flow in 2001. Loan growth in 2000 and 2002 required a significant amount of funds for investing activities. Funds needed for investing activities were provided primarily by deposits, purchased funds and borrowings.

     In 2000, a significant portion of the short-term borrowings were repaid using proceeds from the sale of securities available for sale and from deposit growth. Financing activities were a net user of funds in 2001, as deposit balances declined and Regions (excluding borrowings added in connection with acquisitions) was less dependent on borrowed funds as a funding source. In 2002, financing activities were a significant provider of funds as a result of strong deposit growth and proceeds from long-term borrowings. Cash dividends and the open-market purchase of Regions' common stock also required funds in 2000, 2001 and 2002.

     Regions' financing arrangement with the Federal Home Loan Bank adds additional flexibility in managing its liquidity position. The maximum amount that could be borrowed from the Federal Home Loan Bank under the current borrowing agreement is approximately $9.0 billion. Additional investment in Federal Home Loan Bank stock is required with each advance. As of December 31, 2002, Regions' borrowings from the Federal Home Loan Bank totaled $4.5 billion.

     Regions filed a $1.5 billion universal shelf registration statement in November 2001 and a $1.0 billion universal shelf registration statement in January 2001. Under these registration statements, Regions issued $600 million of subordinated notes in May 2002, $500 million of subordinated notes in February 2001 and $288 million of trust preferred securities in February 2001. Consequently, $1.1 billion of various debt securities could be registered and subsequently issued, at market rates, under these registration statements (see Note J to the consolidated financial statements).

     In addition, Regions Bank has the requisite agreements in place to issue and sell up to $1 billion of its bank notes to institutional investors through placement agents. As of December 31, 2002, there were no outstanding bank notes under this program.

     In 2002, Regions utilized an additional funding source through the $800 million securitization of indirect consumer auto loans. Securitizations provide additional flexibility to Regions in managing liquidity.

     RATINGS

     The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor's Corporation, Moody's Investors Service and Fitch IBCA:

                                                              S&P    MOODY'S   FITCH
                                                              ----   -------   -----
Regions Financial Corporation:
  Subordinated notes........................................   A-     A2        A
  Trust preferred securities................................  BBB+    A1        A
Regions Bank:
  Short-term certificates of deposit........................  A-1     P-1      F1+
  Short-term debt...........................................  A-1     P-1      F1+
  Long-term certificates of deposit.........................   A+     Aa3      AA-
  Long-term debt............................................   A+     Aa3      AA-

     A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

DEPOSITS

     Deposits are Regions' primary source of funds, providing funding for 74% of average earning assets in 2002, 75% in 2001 and 79% in 2000. During the last five years, average total deposits increased at a compound annual rate of 4%.

     Average deposits increased $318.2 million, or 1%, in 2002 and decreased $805 million, or 3%, in 2001. In 2000, average deposits increased $2.9 billion, or 10%. Acquisitions contributed average deposit growth of $176 million in 2002, $43 million in 2001 and $427 million in 2000.

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

     Average non-interest bearing deposits have increased at a compound growth rate of 3% since 1999. This category of deposits grew 6% in 2002, 2% in 2001 and 1% in 2000. Despite modest growth in 2001 and 2000, non-interest-bearing deposits continue to be a significant funding source for Regions, accounting for 16% of average total deposits in 2002, 15% in 2001 and 14% in 2000.

     During 2000 and 2001, the rate paid on savings accounts was less attractive to customers, relative to other investment alternatives. As a result, savings accounts have decreased at a 1% compound growth rate since 1999. Savings accounts increased 13% in 2002 as investors migrated to traditional, more liquid investments but declined 5% in 2001 and 10% in 2000. Management expects savings accounts to continue to be a stable-funding source, but does not expect any significant growth given the current interest rate environment. In 2002, savings accounts accounted for approximately 5% of average total deposits.

     Interest-bearing transaction accounts have increased at a 28% compound growth rate since 1999. Interest-bearing transaction accounts increased 72% in 2002 and 37% in 2001 as investors migrated toward more liquid assets given recent market conditions. During 2000, interest-bearing transaction accounts decreased 12%, due to less attractive rates relative to other investment alternatives. Interest-bearing transaction accounts accounted for 3% of average total deposits in 2002 and 2% in 2001.

     Money market savings products continue to be one of Regions' fastest growing deposits, increasing at a compound annual rate of 12% since 1999. Customers have responded to Regions' competitive money market savings products by continuing to invest in these accounts. The results are increases in average balances of 5% in 2002, 19% in 2001 and 12% in 2000. Money market savings products are one of Regions' most significant funding sources, accounting for 41% of average total deposits in 2002, 39% of average total deposits in 2001 and 32% of average total deposits in 2000.

     Certificates of deposit of $100,000 or more declined 22% in 2002 and 9% in 2001 as these products were priced less aggressively than in prior years. Certificates of deposit of $100,000 or more increased 6% in 2000 due to their increased usage as a funding source.

     Other interest-bearing deposits declined 3% in 2002 and 23% in 2001 as rates on these accounts were less attractive to investors and Regions' reduced utilization of certain wholesale deposits as a funding source. Other interest-bearing deposits (certificates of deposit of less than $100,000 and time open accounts) increased 18% in 2000. In 2000, new deposit products and higher rates resulted in higher balances in this category. This category of deposits continues to be one of Regions' primary funding sources; it accounted for 26% of average total deposits in 2002 and 27% of average total deposits in 2001.

     The sensitivity of Regions' deposit rates to changes in market interest rates is reflected in Regions' average interest rate paid on interest-bearing deposits. In 2001 and 2002, market interest rates declined dramatically. The Fed reduced rates 11 times (475 basis points) in 2001 and 1 time (50 basis points) in 2002. While Regions' average interest rate paid on interest-bearing deposits follows these trends, a lag period exists between the change in market rates and the repricing of the deposits. The rate paid on interest-bearing deposits decreased to 2.47% in 2002 compared to 4.30% in 2001 and 5.03% in 2000.

     A detail of interest-bearing deposit balances at December 31, 2002 and 2001, and the interest expense on these deposits for the three years ended December 31, 2002, is presented in Note I to the consolidated financial statements. The following table presents the average rates paid on deposits by category for the three years ended December 31, 2002:

                                                               AVERAGE RATES PAID
                                                              --------------------
                                                              2002    2001    2000
                                                              ----    ----    ----
Interest-bearing transaction accounts.......................  0.60%   1.95%   4.04%
Savings accounts............................................  1.13    1.12    1.51
Money market savings accounts...............................  1.34    3.03    4.20
Certificates of deposit of $100,000 or more.................  3.86    5.81    6.08
Other interest-bearing deposits.............................  4.21    6.05    5.84
          Total interest-bearing deposits...................  2.47%   4.30%   5.03%

     The following table presents the details of interest-bearing deposits and maturities of the larger time deposits at December 31, 2002 and 2001:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing deposits of less than $100,000.............  $23,998,367   $22,843,437

Time deposits of $100,000 or more, maturing in:
  3 months or less..........................................      791,331     1,161,763
  Over 3 through 6 months...................................      799,305       455,340
  Over 6 through 12 months..................................      744,420       669,104
  Over 12 months............................................    1,445,089     1,333,342
                                                              -----------   -----------
                                                                3,780,145     3,619,549
                                                              -----------   -----------
          Total.............................................  $27,778,512   $26,462,986
                                                              ===========   ===========

     The following table presents the average amounts of deposits outstanding by category for the three years ended December 31, 2002:

                                                              AVERAGE AMOUNTS OUTSTANDING
                                                       -----------------------------------------
                                                          2002           2001           2000
                                                       -----------    -----------    -----------
                                                                    (IN THOUSANDS)
Non-interest-bearing demand deposits.................  $ 4,933,496    $ 4,634,198    $ 4,561,900
Interest-bearing transaction accounts................      956,132        556,724        405,404
Savings accounts.....................................    1,429,837      1,261,294      1,329,580
Money market savings accounts........................   12,766,316     12,132,612     10,160,829
Certificates of deposit of $100,000 or more..........    3,165,020      4,062,631      4,464,330
Other interest-bearing deposits......................    8,102,669      8,387,786     10,918,949
                                                       -----------    -----------    -----------
          Total interest-bearing deposits............   26,419,974     26,401,047     27,279,092
                                                       -----------    -----------    -----------
          Total deposits.............................  $31,353,470    $31,035,245    $31,840,992
                                                       ===========    ===========    ===========

BORROWED FUNDS

     Regions' short-term borrowings consist of federal funds purchased and security repurchase agreements, commercial paper, Federal Home Loan Bank structured notes, due to brokerage customers, and other short-term borrowings.

     Federal funds purchased and security repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and security repurchase agreements totaled $2.2 billion at December 31, 2002 and $1.8 billion at December 31, 2001. Balances in these accounts can fluctuate significantly on a day-to-day basis. The average daily balance of federal funds purchased and security repurchase agreements, net of federal funds sold and security reverse repurchase agreements, decreased $146 million in 2002 and $1.5 billion in 2001. The declines in 2001 and 2002 resulted from paydowns of purchased fund positions funded by sales and maturities of available for sale securities and the $800 million securitization of the indirect auto loans, combined with increased utilization of alternative longer term funding.

     Throughout 2001 and 2002, Federal Home Loan Bank structured notes were used as a short-term funding source, primarily due to their favorable interest rates. These structured notes have original stated maturities in excess of one year, but are callable, at the option of the Federal Home Loan Bank, at various times less than one year. Because of the call feature, the structured notes are considered short-term. The amount of structured notes outstanding was $850 million as of December 31, 2002 and $1.1 billion as of December 31, 2001. During 2002, Regions prepaid $250 million of these advances. Regions incurred a $5.2 million charge related to the prepayment that is recorded in other non-interest expense (see Note P to the consolidated financial statements).

     Morgan Keegan maintains certain lines of credit with unaffiliated banks. As of December 31, 2002, $56.0 million was outstanding under these agreements with an average interest rate of 1.7%, as compared to $151.3 million outstanding at December 31, 2001, with an average interest rate of 1.9%.

     As of December 31, 2002, $17.3 million in commercial paper was outstanding, compared to $27.8 million at December 31, 2001. Regions issues commercial paper through its private placement commercial paper program. Regions policy limits total commercial paper outstanding, at any time, to $75 million. The level of commercial paper outstanding depends on the funding requirements of Regions and the cost of commercial paper compared to alternative borrowing sources.

     Regions maintains a due to brokerage customer position through Morgan Keegan. This represents liquid funds in customers' brokerage account. The due to brokerage customers totaled $651.1 million at December 31, 2002, with an interest rate of 1.4%, as compared to $932.8 million at December 31, 2001, with an interest rate of 2.3%.

     Regions holds cash as collateral for certain derivative transactions with customers and other third parties. Upon the expiration of these agreements, cash held as collateral will be remitted to the counter-party. As of December 31, 2002, these balances totaled $111.3 million with an interest rate of 1.3%.

     Other short-term borrowings increased $113.1 million from December 31, 2001, to December 31, 2002, primarily due to an increase in the short-sale liability, which is frequently used by Morgan Keegan to offset other market risks, which are undertaken in the normal course of business.

     Regions' long-term borrowings consist primarily of subordinated notes, Federal Home Loan Bank borrowings, trust preferred securities and other long-term notes payable.

     As of December 31, 2002, Regions had subordinated notes of $1.2 billion, consisting of $100 million in total principle amount of 7.75% subordinated notes due 2024 (redeemable at the option of holder in 2004), $500 million in total principal amount of 7.00% subordinated notes due 2011 and $600 million in total principal amount of 6 3/8% subordinated notes due 2012. The 6 3/8% subordinated notes due 2012 were issued in May 2002.

     During 2001 and 2002, Regions utilized Federal Home Loan Bank structured notes with original call periods in excess of one year. These structured notes have various stated maturities but are callable, at the option of the Federal Home Loan Bank, between one and two years. As of December 31, 2002 and 2001, $3.6 billion of long-term Federal Home Loan Bank advances were outstanding.

     Federal Home Loan Bank long-term advances decreased $53.0 million in 2002. Regions utilized other sources of funding with more favorable interest rates and terms during 2002. Membership in the Federal Home Loan Bank system provides access to an additional source of lower-cost funds.

     Regions issued $288 million of trust preferred securities in February 2001. These securities, which qualify as Tier 1 capital, have an interest rate of 8.00% and a 30-year term, but are callable after five years. In addition, Regions assumed $4 million of trust preferred securities in connection with a 2001 acquisition.

     Other long-term borrowings consist of redeemable trust preferred securities, notes issued to former stockholders of acquired banks, notes for equipment financing, mark-to-market adjustments related to hedged debt items, and miscellaneous notes payable.

     The following table shows the amount and maturity of Regions long term borrowed funds as of December 31, 2002.

                                                        PAYMENTS DUE BY PERIOD
                             ----------------------------------------------------------------------------
                                                                                                 2008 &
                               TOTAL        2003       2004        2005       2006     2007      BEYOND
                             ----------   --------   --------   ----------   ------   ------   ----------
                                                            (IN THOUSANDS)
Obligations:
  Subordinated notes.......  $1,200,000   $     -0-  $100,000   $       -0-  $   -0-  $   -0-  $1,100,000
  Trust preferred
     securities............     291,792         -0-        -0-          -0-      -0-      -0-     291,792
  Federal Home Loan Bank
     borrowings............   3,682,553         16        161    2,550,093    3,728    3,746    1,124,809
  Other long term
     obligations...........     211,764    152,348      1,225        1,241    1,281      975       54,694
                             ----------   --------   --------   ----------   ------   ------   ----------
          Total............  $5,386,109   $152,364   $101,386   $2,551,334   $5,009   $4,721   $2,571,295
                             ==========   ========   ========   ==========   ======   ======   ==========

STOCKHOLDERS' EQUITY

     Over the past three years, stockholders' equity has increased at a compound annual growth rate of 11%. Stockholders' equity has grown from $3.1 billion at the beginning of 2000 to $4.2 billion at year-end 2002. Internally generated retained earnings contributed $908 million of this growth and $53 million was attributable to the exercise of stock options and to the issuance of stock for employee incentive plans. In addition, treasury share repurchases, net of equity issued in connection with acquisitions used $147 million of equity while other components of equity added $299 million. The internal capital generation rate (net income less dividends as a percentage of average stockholders' equity) was 8.9% in 2002, compared to 6.9% in 2001 and 8.9% in 2000.

     Regions' ratio of stockholders' equity to total assets was 8.72% at December 31, 2002, compared to 8.89% at December 31, 2001, and 7.92% at December 31, 2000.

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

     The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at December 31, 2002, substantially exceeded all regulatory requirements.

BANK REGULATORY CAPITAL REQUIREMENTS

                                                               MINIMUM     WELL CAPITALIZED    REGIONS AT
                                                             REGULATORY       REGULATORY      DECEMBER 31,
                                                             REQUIREMENT     REQUIREMENT          2002
                                                             -----------   ----------------   ------------
Tier 1 capital to risk-adjusted assets.....................     4.00%            6.00%            8.98%
Total risk-based capital to risk-adjusted assets...........     8.00            10.00            13.84
Tier 1 leverage ratio......................................     3.00             5.00             6.92

     At December 31, 2002, Tier 1 capital totaled $3.2 billion, total risk-based capital totaled $5.0 billion, and risk-adjusted assets totaled $36.1 billion.

     Total capital at Regions Bank also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized can be subject to higher rates for FDIC insurance. As of December 31, 2002, Regions Bank had the requisite capital levels to qualify as well capitalized.

     Regions attempts to balance the return to stockholders through the payment of dividends, with the need to maintain strong capital levels for future growth opportunities. In 2002, Regions returned 43% of earnings to its stockholders in the form of dividends. Total dividends declared by Regions in 2002 were $259.2 million or $1.16 per share, an increase of 3.6% from the $1.12 per share in 2001.

     In January 2003, the Board of Directors declared a 3.4% increase in the quarterly cash dividend from $.29 to $.30 per share. This is the 32nd consecutive year that Regions has increased quarterly cash dividends.

CONSOLIDATED AVERAGE BALANCES

     The following table shows the percentage distribution of Regions' consolidated average balances of assets, liabilities and stockholders' equity as of the dates shown:

                                                                   AS OF DECEMBER 31,
                                                          -------------------------------------
                                                          2002    2001    2000    1999    1998
                                                          -----   -----   -----   -----   -----
                                            ASSETS
Earning assets:
  Taxable securities....................................   17.2%   16.5%   20.1%   20.8%   19.0%
  Non-taxable securities................................    1.3     1.8     1.9     1.9     2.1
  Federal funds sold....................................    1.2     1.2     0.2     0.2     0.9
  Loans (net of unearned income):
     Commercial.........................................   22.4    21.5    20.5    19.3    20.7
     Real estate........................................   31.6    34.9    36.4    33.2    30.8
     Installment........................................   12.9    12.9    13.3    14.4    17.1
                                                          -----   -----   -----   -----   -----
          Total loans...................................   66.9    69.3    70.2    66.9    68.6
     Allowance for loan losses..........................   (0.9)   (0.9)   (0.8)   (0.8)   (0.9)
                                                          -----   -----   -----   -----   -----
          Net loans.....................................   66.0    68.4    69.4    66.1    67.7
  Other earning assets..................................    4.7     3.8     1.0     3.0     2.3
                                                          -----   -----   -----   -----   -----
          Total earnings assets.........................   90.4    91.7    92.6    92.0    92.0
Cash and due from banks.................................    2.1     2.1     2.6     3.1     3.0
Other non-earning assets................................    7.5     6.2     4.8     4.9     5.0
                                                          -----   -----   -----   -----   -----
          Total assets..................................  100.0%  100.0%  100.0%  100.0%  100.0%
                                                          =====   =====   =====   =====   =====

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing..................................   10.7%   10.4%   10.6%   11.4%   11.2%
  Interest bearing......................................   57.3    59.1    63.6    61.8    67.8
                                                          -----   -----   -----   -----   -----
          Total deposits................................   68.0    69.5    74.2    73.2    79.0
Borrowed funds:
  Short-term............................................    9.6     9.3    10.3    16.4     9.9
  Long-term.............................................   11.2    10.7     7.2     1.7     1.3
                                                          -----   -----   -----   -----   -----
          Total borrowed funds..........................   20.8    20.0    17.5    18.1    11.2
Other liabilities.......................................    2.4     2.1     0.8     1.0     1.3
                                                          -----   -----   -----   -----   -----
          Total liabilities.............................   91.2    91.6    92.5    92.3    91.5
Stockholders' equity....................................    8.8     8.4     7.5     7.7     8.5
                                                          -----   -----   -----   -----   -----
          Total liabilities and stockholders' equity....  100.0%  100.0%  100.0%  100.0%  100.0%
                                                          =====   =====   =====   =====   =====

     Please refer to Item 6 of this Annual Report on Form 10-K for a complete presentation of average balances, related interest, yields and rates paid.

OPERATING RESULTS

GENERAL

     Net income increased 22% in 2002, decreased 4% in 2001 and increased less than 1% in 2000. Adjusting for the adoption of Statement of Financial Accounting Standards No. 142 (see Note X to the consolidated financial statements), net income increased 12% over 2001. The accompanying table presents the dollar amount and percentage change in the important components of income that occurred in 2001 and 2002.

SUMMARY OF CHANGES IN OPERATING RESULTS

                                                                    INCREASE (DECREASE)
                                                             ----------------------------------
                                                              2002 COMPARED      2001 COMPARED
                                                                 TO 2001            TO 2000
                                                             ---------------    ---------------
                                                              AMOUNT      %      AMOUNT      %
                                                             --------    ---    --------    ---
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
Net interest income........................................  $ 72,095      5%   $ 36,696      3%
  Provision for loan losses................................   (37,902)   (23)     38,303     30
                                                             --------           --------
Net interest income after provision for loan losses........   109,997      9      (1,607)    -0-
Non-interest income:
  Brokerage and investment income..........................   140,711     39     317,671     NM
  Trust department income..................................     5,516     10        (994)    (2)
  Service charges on deposit accounts......................    10,544      4      35,593     15
  Mortgage servicing and origination fees..................     7,577      8      14,350     17
  Securities transactions..................................    19,548     61      72,034     NM
  Other....................................................    70,201     36     (57,979)   (25)
                                                             --------           --------
          Total non-interest income........................   254,097     25     380,675     63
Non-interest expense:
  Salaries and employee benefits...........................   146,881     17     290,831     49
  Net occupancy expense....................................    11,023     13      16,226     23
  Furniture and equipment expense..........................     3,091      4      13,514     18
  Other....................................................    51,810     11      82,272     21
                                                             --------           --------
          Total non-interest expense.......................   212,805     14     402,843     36
          Income before income taxes.......................   151,289     21     (23,775)    (3)
Applicable income taxes....................................    40,321     19      (5,186)    (2)
                                                             --------           --------
          Net income.......................................  $110,968     22%   $(18,589)    (4)%
                                                             ========           ========
          Net income adjusted for Statement 142............  $ 64,217     12%   $  5,252      1%
                                                             ========           ========

NET INTEREST INCOME

     Net interest income (interest income less interest expense) is Regions' principal source of income. Net interest income increased 5% in 2002 and 3% in 2001. On a taxable equivalent basis, net interest income increased 4% in 2002 and increased 7% in 2001. The table "Analysis of Changes in Net Interest Income" on the following page provides additional information to analyze the changes in net interest income.

     Modest growth in interest-earning assets, combined with higher spreads on those earning assets, resulted in increased net interest income in 2001 and 2002.

     Regions measures its ability to produce net interest income with a ratio called the interest margin. The interest margin is net interest income (on a taxable equivalent basis) as a percentage of average earning assets. The interest margin increased from 3.55% in 2000 to 3.66% in 2001 and to 3.73% in 2002. Changes in the interest margin occur primarily due to two factors: (1) the interest rate spread (the difference between the taxable equivalent yield on earning assets and the rate on interest-bearing liabilities) and (2) the percentage of earning assets funded by interest-bearing liabilities.

     The first factor affecting Regions' interest margin is the interest rate spread. Regions' average interest rate spread was 2.84% in 2000, 3.00% in 2001 and 3.30% in 2002. Market interest rates, both the level of rates and the slope of the yield curve (the spread between short-term rates and longer-term rates), affect the interest rate spread by influencing the pricing on most categories of Regions' interest-earning assets and interest-bearing liabilities.

     In the first six months of 2000, the Fed raised the Federal Funds rate three times totaling 100 basis points, resulting in a rate of 6.50%. The Fed began reducing the Federal Funds rate in early 2001. Throughout 2001, the Fed lowered the rate eleven times totaling 475 basis points. In 2002, the Fed mandated a single, 50-basis-points rate reduction. These reductions resulted in a near record low Federal Funds rate of 1.25%.

     Regions' interest-earning asset yields and interest-bearing liability rates were both lower in 2002 compared to 2001, reflecting the declining market interest rates experienced in 2001 and 2002. As market interest rates further declined in 2002, Regions' interest-bearing liability rates decreased faster than did interest-earning asset yields. The interest rate spread expanded in 2002 because interest-earning asset yields decreased 30 basis points less than did interest-bearing liability rates.

     The mix of earning assets can also affect the interest rate spread. During 2002, loans, which are typically Regions' highest yielding earning asset, decreased slightly as a percentage of earning assets, partially mitigating the effects of changing earning asset yields and interest-bearing liability rates. Average loans as a percentage of earning assets were 74.9% in 2001 and 73.3% in 2002.

     During 2002 and 2001, the Company used interest rate derivatives as cash flow and fair value hedges of certain liability positions. These contracts had the effect of reducing interest expense by $66.8 million in 2002 and $1.1 million in 2001.

     The second factor affecting the interest margin is the percentage of earning assets funded by interest-bearing liabilities. Funding for Regions' earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities and stockholders' equity. The net spread on earning assets funded by non-interest-bearing liabilities and stockholders' equity is higher than the net spread on earning assets funded by interest-bearing liabilities. The percentage of earning assets funded by interest-bearing liabilities was 87% in 2000, compared to 85% in 2001 and 2002. The change in the percentage of earning assets funded by interest-bearing liabilities had a positive effect on net interest income in 2002 and 2001 as compared to 2000. In 2002 and 2001, equity, issued in connection with acquisitions and internally generated, funded a larger percentage of earning assets than in 2000. In prior years, the trend had been for a greater percentage of new funding for earning assets to come from interest-bearing sources. In the future, management expects that an increasing percentage of funding will be provided from interest-bearing liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                        YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------
                                          2002 OVER 2001                      2001 OVER 2000
                                 ---------------------------------   ---------------------------------
                                  VOLUME    YIELD/RATE     TOTAL      VOLUME    YIELD/RATE     TOTAL
                                 --------   ----------   ---------   --------   ----------   ---------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Increase (decrease) in:
  Interest income on:
     Loans.....................  $ (5,995)  $(466,305)   $(472,300)  $ 68,691   $(198,331)   $(129,640)
     Federal funds sold........       506     (10,019)      (9,513)    16,255      (3,902)      12,353
     Taxable securities........    32,836     (78,050)     (45,214)   (80,119)    (35,936)    (116,055)
     Non-taxable securities....   (10,307)       (160)     (10,467)      (729)       (563)      (1,292)
     Other earning assets......    25,566      (6,720)      18,846     74,872     (18,844)      56,028
                                 --------   ---------    ---------   --------   ---------    ---------
          Total................    42,606    (561,254)    (518,648)    78,970    (257,576)    (178,606)
  Interest expense on:
     Savings deposits..........     1,689      (7,273)      (5,584)      (985)     (4,960)      (5,945)
     Other interest-bearing
       deposits................    (6,636)   (470,710)    (477,346)   (41,114)   (189,506)    (230,620)
     Borrowed funds............    35,355    (143,168)    (107,813)    84,665     (63,402)      21,263
                                 --------   ---------    ---------   --------   ---------    ---------
          Total................    30,408    (621,151)    (590,743)    42,566    (257,868)    (215,302)
                                 --------   ---------    ---------   --------   ---------    ---------
Increase in net interest
  income.......................  $ 12,198   $  59,897    $  72,095   $ 36,404   $     292    $  36,696
                                 ========   =========    =========   ========   =========    =========

---------------

Note: The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the absolute dollar amounts of the change in each.

MARKET RISK

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, commodity prices, equity prices, or the credit quality of debt securities.

     INTEREST RATE SENSITIVITY

     Regions' primary market risk is interest rate risk. To quantify this risk Regions measures the change in its net interest income in various interest rate scenarios as compared to a base case scenario. Net interest income sensitivity (as measured over 12 months) is a useful short-term indicator of Regions' interest rate risk.

     Sensitivity Measurement. Financial simulation models are Regions' primary tools used to measure interest rate exposure. Using a wide range of hypothetical deterministic and stochastic simulations, these tools provide management with extensive information on the potential impact to net interest income caused by changes in interest rates.

     These models are structured to simulate cash flows and accrual characteristics of the many products both on and off Regions' balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve, and about the changing composition of the balance sheet that result from both strategic plans and from customer behavior. Among the assumptions are expectations of balance sheet growth and composition, the pricing and maturity characteristics of existing business and the characteristics of future business. Interest rate related risks are expressly considered, such as pricing spreads, the lag time in pricing administered rate accounts, prepayments and other option risks. Regions considers these factors, as well as the degree of certainty or uncertainty surrounding their future behavior.

     Off-balance sheet items are used in hedging the values of selected assets and liabilities from changes in interest rates. The effect of these hedges is included in the simulations of net interest income.

     The primary objectives of Asset/Liability Management at Regions are balance sheet coordination and the management of interest rate risk in achieving reasonable and stable net interest income throughout various interest rate cycles. A standard set of alternate interest rate scenarios is compared to the results of the base case scenario to determine the extent of potential fluctuations and to establish exposure limits. The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus and minus 100 and 200 basis points. In addition, Regions includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. The gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over 6-to 12-month periods.

     Exposure to Interest Rate Movements. Based on the aforementioned discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of December 31, 2002, Regions maintains an almost balanced position to a gradual rate shift of plus or minus 100 basis points. The following table demonstrates the expected effect that a gradual (over twelve months beginning at December 31, 2002 and 2001, respectively) parallel interest rate shift would have on Regions' net interest income.

                                                              2002                          2001
                                                   ---------------------------   ---------------------------
                                                   $ CHANGE IN    % CHANGE IN    $ CHANGE IN    % CHANGE IN
                                                   NET INTEREST   NET INTEREST   NET INTEREST   NET INTEREST
CHANGE IN INTEREST RATES                              INCOME         INCOME         INCOME         INCOME
------------------------                           ------------   ------------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
(in basis points)
  +200...........................................    $  7,000          0.5%        $ 53,000          3.5%
  +100...........................................       5,000          0.4           30,000          2.0
  -100...........................................         200          0.0          (28,000)        (1.9)
  -200...........................................     (13,000)        (0.9)         (66,000)        (4.4)

     Instantaneous shocks demonstrate slightly more sensitivity. Based on current modeling, a minus 100-basis point instantaneous shock would result in net interest income of approximately $10.8 million less than the base case, a 0.73% decline. A 100-basis point instantaneous increase would result in net interest income of approximately $16.6 million greater than the base case, a 1.12% increase.

     DERIVATIVES

     Regions uses financial derivative instruments for management of interest rate sensitivity. The Asset and Liability Committee in its oversight role for the management of interest rate sensitivity approves the use of derivatives in balance sheet hedging strategies. The most common derivatives the Company employs are interest rate swaps, interest rate options, forward sale commitments, and interest rate and foreign exchange forward contracts.

     Interest rate swaps are contractual agreements typically entered into to exchange fixed for variable streams of interest payments. The notional principal is not exchanged but is used as a reference for the size of the interest payments. Interest rate options are contracts that allow the buyer to purchase or sell a financial instrument at a pre-determined price and time. Forward sale commitments are contractual obligations to sell money market instruments at a future date for an already agreed upon price. Foreign exchange forwards are contractual agreements to receive or deliver a foreign currency at an agreed upon future date and price.

     Regions has made use of interest rate swaps and interest rate options to convert a portion of its fixed-rate funding position to a variable rate. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. Futures contracts and forward sales commitments are used to protect the value of the loan pipeline from changes in interest rates. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held-for-sale portfolio. Futures and forward sale commitment positions are used to protect the Company from the risk of such adverse changes. The change in value of the hedging contracts is expected to be highly effective in offsetting the change in value of specific assets and liabilities over the life of the hedge relationship.

     Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options, futures and forward commitments and foreign exchange forwards are the most common derivatives sold to customers. Positions with similar characteristics are used to offset the market risk and minimize income statement volatility associated with this portfolio. Those instruments used to service customers are entered into the trading account with changes in value recorded in the income statement. Refer to Note N of the consolidated financial statements for a tabular summary of Regions' year-end derivatives positions in the trading portfolio.

     BROKERAGE AND MARKET MAKING ACTIVITY

     Morgan Keegan's business activities expose it to market risk, including its securities inventory positions and securities held for investment.

     Morgan Keegan trades for its own account in corporate and tax-exempt securities and U.S. government, agency and guaranteed securities. Most of these transactions are entered into to facilitate the execution of customers' orders to buy or sell these securities. In addition, it trades certain equity securities in order to "make a market" in these securities. Morgan Keegan's trading activities require the commitment of capital. All principal transactions place the subsidiary's capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. In some cases, in order to hedge the risks of carrying inventory, Morgan Keegan enters into a low level of activity involving U.S. Treasury note futures.

     Morgan Keegan, as part of its normal brokerage activities, assumes short positions on securities. The establishment of short positions exposes Morgan Keegan to off-balance sheet risk in the event that prices increase, as it may be obligated to cover such positions at a loss. Morgan Keegan manages its exposure to these instruments by entering into offsetting or other positions in a variety of financial instruments.

     Morgan Keegan will occasionally hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At December 31, 2002, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

     In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At December 31, 2002, the contract amounts of futures contracts were $24 million to purchase and $92 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments are not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

     Interest rate risk at Morgan Keegan arises from the exposure of holding interest-sensitive financial instruments such as government, corporate and municipal bonds and certain preferred equities. Morgan Keegan manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, hedging with offsetting positions in securities with similar interest rate risk characteristics. Securities inventories are marked to market, and accordingly there are no unrecorded gains or losses in value. While a significant portion of the securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in Morgan Keegan's securities inventories is less than that of similar financial instruments held by firms in other industries. Morgan Keegan's equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. The equity securities inventories are marked to market and there are no unrecorded gains or losses.

     Morgan Keegan is also subject to credit risk arising from non-performance by trading counterparties, customers, and issuers of debt securities owned. This risk is managed by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral and conducting business through clearing organizations that guarantee performance. Morgan Keegan regularly participates in the trading of some derivative securities for its customers; however, this activity does not involve Morgan Keegan acquiring a position or commitment in these products and this trading is not a significant portion of Morgan Keegan's business. Morgan Keegan does not participate in the trading of derivative securities that have off-balance sheet risk.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is used to fund the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of management's judgment as to the adequacy of the allowance. For an analysis and discussion of the allowance for loan losses, refer to the section entitled "-- Financial Condition -- Loans and Allowance for Loan Losses." During 2000, the provision for loan losses increased to $127.1 million (.42% of average loans) due to inherent losses associated with the loan portfolio and management's evaluation of current economic factors. The provision for loan losses totaled $165.4 million (.53% of average loans), in 2001, a $38.3 million increase compared to the prior year. The higher provision was due to increased loan losses in 2001, weaker economic conditions and management's assessment of economic trends. The 2002 provision for loan losses was decreased to $127.5 million (.41% of average loans) due to lower loan losses and management's assessment of current economic conditions. The resulting year-end allowance for loan losses increased $18.0 million to $437.2 million.

NON-INTEREST INCOME

     BROKERAGE AND INVESTMENT BANKING

     Income from brokerage and investment banking increased significantly in 2001 and 2002 due to Regions' acquisition of Morgan Keegan. Brokerage and investment income totaled $499.7 million in 2002 compared to $359.0 million in 2001 and $41.3 million in 2000. Morgan Keegan's results of operations were included with Regions for the full year 2002, but for only nine months in 2001. Brokerage and investment income is significantly affected by economic and market conditions. As of December 31, 2002, Morgan Keegan employed approximately 930 financial advisors. Customer assets totaled approximately $32.7 billion at year-end 2002.

     The addition of Morgan Keegan significantly diversified Regions' revenue stream. Non-interest income as a percent of total revenue equaled 43% in 2002, compared to 39% in 2001 and 31% in 2000. Morgan Keegan contributed $51.5 million to net income in 2002. Revenues from the fixed income capital markets division totaled $228.3 million, or 40% of Morgan Keegan's total revenue in 2002, and was the top revenue-producing line of business. This line of business has benefited from significant fixed income issuance and refinance activity resulting from the historically low levels of interest rates in 2002, while other divisions have been negatively impacted by weaker market conditions. Private client and equity capital markets revenue totaled $173.3 million and $55.7 million, respectively. Investment advisory services produced $54.4 million of revenue in 2002.

     The following table shows the components of the contribution by Morgan Keegan for the years ended December 31, 2002 and 2001. For comparison purposes, information for the year ended December 31, 2001, has been included in the following table, but only the nine months ended December 31, 2001, is reflected in Regions' consolidated financial statements.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Revenues:
  Commissions...............................................   $142,913     $128,129
  Principal transactions....................................    231,416      228,142
  Investment banking........................................     76,660       60,239
  Interest..................................................     52,361       79,872
  Investment advisory.......................................     53,938       41,503
  Other.....................................................     13,329       26,253
                                                               --------     --------
          Total revenues....................................    570,617      564,138
Expense:
  Interest..................................................     28,092       58,769
  Non-interest expense......................................    460,895      442,991*
                                                               --------     --------
          Total expenses....................................    488,987      501,760
                                                               --------     --------
Income before taxes.........................................     81,630       62,378
Income taxes................................................     30,100       22,770
                                                               --------     --------
Net income..................................................   $ 51,530     $ 39,608
                                                               ========     ========

---------------

* Excludes $19.7 million in amortization of excess purchase price.

     The following table shows the breakout of revenue by division contributed by Morgan Keegan for the years ended December 31, 2002 and 2001. For comparison purposes, information for the year ended December 31, 2001, has been included in the following table, but only the nine months ended December 31, 2001, is reflected in Regions consolidated financial statements.

MORGAN KEEGAN BREAKOUT OF REVENUE BY DIVISION

                                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                             FIXED INCOME   EQUITY
                                                               CAPITAL      CAPITAL   INVESTMENT   INTEREST
                                            PRIVATE CLIENT     MARKETS      MARKETS    ADVISORY    AND OTHER
                                            --------------   ------------   -------   ----------   ---------
                                                                 (AMOUNTS IN THOUSANDS)
2002
Gross revenue.............................     $173,347        $228,287     $55,708    $54,351      $58,924
Percent of gross revenue..................         30.4%           40.0%        9.8%       9.5%        10.3%
2001
Gross revenue.............................     $171,095        $207,109     $44,672    $44,141      $97,121
Percent of gross revenue..................         30.3%           36.7%        7.9%       7.8%        17.3%

     TRUST INCOME

     Trust income increased 10% in 2002 and 8% in 2000, but decreased 2% in 2001. Beginning in 2002, trust sales efforts were managed through Morgan Keegan. Morgan Keegan's expertise and experience in asset management and sales contributed to higher trust fees in 2002. In addition to sales efforts, trust fees are also affected by the securities markets, as many trust fees are calculated as a percentage of trust asset values. Strong market conditions and sales initiatives resulted in higher trust income in 2000. In 2001, weaker securities markets, combined with the extraordinary events of September 11 and their impact on the economy, had an adverse impact on trust income.

     SERVICE CHARGES ON DEPOSIT ACCOUNTS

     Service charge income increased 19% in 2000, 15% in 2001 and 4% in 2002 due to increases in the number of deposit accounts, management initiatives and standardization in the pricing of certain deposit accounts and related services. The collection rate of fees charged for deposit services continues to improve, but remains a focus of management.

     MORTGAGE SERVICING AND ORIGINATION FEES

     The primary source of this category of income is Regions' mortgage banking affiliates, Regions Mortgage, Inc. ("RMI") and EquiFirst Corporation ("EquiFirst"). RMI's primary business and source of income is the origination and servicing of mortgage loans for long-term investors. EquiFirst typically originates mortgage loans which are sold to third-party investors with servicing released. Net gains or losses related to the sale of mortgage loans are included in other non-interest income.

     In 2002, mortgage servicing and origination fees increased 8%, from $97.1 million in 2001 to $104.7 million in 2002. Origination fees increased in 2002 due to an increase in the number of loans closed as the result of lower mortgage interest rates. Servicing fees were lower in 2002 as compared to 2001 due to a smaller servicing portfolio in 2002. At December 31, 2002, Regions' servicing portfolio totaled $17.3 billion and included approximately 218,000 loans. At December 31, 2001 and 2000, the servicing portfolio totaled $19.1 billion and $21.6 billion, respectively. The decline in the servicing portfolio during 2002 resulted from high levels of prepayments due to the low interest rate environment driving record mortgage refinance activity, partially offset by higher levels of production in 2002.

     In 2001, mortgage servicing and origination fees increased 17%, from $82.7 million in 2000. Origination fees were higher due to an increase in the number of loans closed as a result of lower mortgage interest rates in 2001. Servicing fees were lower in 2001 as compared to 2000 due to lower numbers of loans serviced in 2001.

     In 2000, mortgage servicing and origination fees decreased 20%, from $103.1 million in 1999 to $82.7 million in 2000. Origination fees were lower due to a decrease in the number of loans closed as a result of an increase in mortgage interest rates in 2000. Servicing fees were lower in 2000 as compared to 1999 due to lower numbers of loans serviced as a result of sales of blocks of mortgage servicing assets.

     RMI and EquiFirst, through their retail and correspondent lending operations, produced mortgage loans totaling $6.6 billion, $5.6 billion and $2.4 billion in 2002, 2001 and 2000, respectively. RMI and EquiFirst produce loans from 84 offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas, and from other wholesale operations located throughout much of the United States.

     A summary of mortgage servicing rights, which are included in other assets in the consolidated statements of condition, is presented as follows. The balances shown represent the original amounts capitalized, less accumulated amortization and valuation adjustments, for the right to service mortgage loans that are owned by other investors. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments.

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance at beginning of year................................  $140,369   $129,568   $144,276
  Additions.................................................    40,974     52,159     18,912
  Amortization..............................................   (33,856)   (41,358)   (33,620)
                                                              --------   --------   --------
                                                              $147,487   $140,369   $129,568
Valuation adjustment........................................   (40,500)    (3,775)        -0-
                                                              --------   --------   --------
Balance at end of year......................................  $106,987   $136,594   $129,568
                                                              ========   ========   ========
Mortgage servicing asset as a percent of servicing
  portfolio.................................................      0.62%      0.72%      0.60%

     SECURITIES GAINS (LOSSES)

     In 2002, net gains of $51.7 million were reported from sale of available for sale securities. These gains were primarily related to the sale of agency and mortgage-related securities. These gains were taken primarily as an offset against impairment of mortgage servicing assets.

     In 2001, Regions reported net security gains of $32.1 million. These gains resulted from the sale of approximately $554 million of various available for sale agency, mortgage-related and municipal securities.

     Regions recognized net losses, in 2000, of $39.9 million related to the disposition of securities available for sale. This loss primarily related to the sale of $1.2 billion in lower-yielding mortgage-related securities as part of a first quarter balance sheet repositioning.

     OTHER INCOME

     The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. Beginning in 2002, Regions began reporting net gains/losses related to the sale of mortgage loans held for sale in the non-interest income category. In prior periods these net gains/losses were reported in other non-interest expense. All comparable periods have been adjusted to reflect this reclassification in reporting.

     Fee and commission income increased in 2002 primarily due to higher money order, cashier check and other banking fees. In 2001 fee and commission income decreased primarily due to lower revenue from credit card referral fees. In 2000 fee and commission income increased from revisions in charges for certain services, an increased emphasis on charging customers for services performed and an increased customer base due to internal growth and acquisitions.

     In 2002, insurance and commission income increased 49% due primarily to the acquisition of ICT Group LLC. Insurance premium and commission income also increased significantly in 2001, due to the acquisition of Rebsamen Insurance, Inc. This income results primarily from the sale of property and casualty, liability and workers compensation insurance to commercial customers as well as credit life and accident and health insurance to consumer loan customers.

     In 2001, Regions began operations of a customer derivative division. This division primarily assists existing commercial customers with capital market products including interest rate swaps, caps and floors. Typically, Regions enters into offsetting derivative positions limiting the company's exposure related to customer derivative products. These exposures are marked to market on a daily basis. Capital market income totaled $14.3 million in 2002 and $8.6 million in 2001.

     For the years ended December 31, 2002, and December 31, 2001, gains related to the sale of mortgage loans held for sale totaled $87.4 million and $22.9 million, respectively. For the year ended December 31, 2000, Regions recognized losses on the sale of mortgage loans totaling $4.0 million.

     In 2002, Regions recognized a $7.5 million gain from the securitization and sale of $800 million of indirect auto consumer loans.

     In 2001 and 2000, Regions sold blocks of mortgage servicing assets that did not fit into Regions' long-term strategy for mortgage servicing operations. These sales resulted in pre-tax gains of $2.9 million in 2001 and $19.9 million in 2000.

     A $1.9 million gain was recognized in 2001, which was associated with the sale of certain interests in an ATM network.

     During 2000, Regions recognized a pre-tax gain of $67.2 million in connection with the sale of its $278 million credit card portfolio.

NON-INTEREST EXPENSE

     The main components of non-interest expense are salaries and employee benefits, net occupancy expense, furniture and equipment expense and other non-interest expense. Total non-interest expense increased $212.8 million, or 14%, in 2002 on an as-reported basis. Morgan Keegan's non-interest expense was included with Regions for the full year 2002, but only for nine months in 2001. During the third and fourth quarters of 2002, Regions recognized impairment charges related to mortgage servicing assets. The impairment charges totaled $36.7 million ($19.7 million in the third quarter and $17.0 million in the fourth quarter). Also in the fourth quarter of 2002, Regions incurred a $5.2 million charge related to the prepayment of higher cost Federal Home Loan Bank advances. In 2002, Regions discontinued amortizing excess purchase price upon the adoption of Statement 142 (see Note X to the consolidated financial statements). Amortization of excess purchase price in 2001 totaled $52.1 million. Regions also incurred $23.3 million in charges related to the acquisition of Morgan Keegan in 2001. On an as-adjusted basis, which excludes impairment, prepayment and acquisition charges and the affect of the adoption of Statement 142, total non-interest expense increased $246.3 million or 17% in 2002.

     The following table shows the components of non-interest expense for the year ended December 31, 2002.

NON-INTEREST EXPENSE

                                                                             LESS:
                                                                        DEBT RETIREMENT
                                                                         & IMPAIRMENT
                                                          AS REPORTED       CHARGES       AS ADJUSTED
                                                          -----------   ---------------   -----------
                                                                        (IN THOUSANDS)
Salaries and employee benefits..........................  $1,026,569        $    -0-      $1,026,569
Net occupancy expense...................................      97,924             -0-          97,924
Furniture and equipment expense.........................      90,818             -0-          90,818
Other expenses..........................................     544,415         41,912          502,503
                                                          ----------        -------       ----------
          Total.........................................  $1,759,726        $41,912       $1,717,814
                                                          ==========        =======       ==========

     SALARIES AND EMPLOYEE BENEFITS

     Total salaries and benefits increased 17% in 2002, 49% in 2001 and 7% in 2000. Salaries and benefits were higher in 2002 as Morgan Keegan's expenses were included for the full year in 2002 (versus nine months in 2001). Increased production at Morgan Keegan, RMI and EquiFirst resulted in increased incentive compensation in 2002. In addition to increased incentive compensation in 2002, normal merit and promotional adjustments, and higher benefit costs resulted in increased salaries and benefits in 2002. The significant increase in 2001 was primarily the result of the acquisition of Morgan Keegan, which added 2,307 employees to Regions' payroll. The 2000 increase resulted from normal merit and promotional adjustments, increased incentive payments tied to performance, the effects of inflation and higher benefit costs.

     At December 31, 2002, Regions had 15,695 full-time equivalent employees, compared to 15,921 at December 31, 2001, and 14,390 at December 31, 2000. The increase in employees in 2001 resulted primarily from personnel added in connection with acquisitions. The decrease in employees in 2002 resulted primarily from streamlining and consolidating certain bank operations.

     Salaries, excluding benefits, totaled $583.2 million in 2002, compared to $533.9 million in 2001 and $433.0 million in 2000. Higher employment levels in 2001, due to acquisitions, resulted in higher salaries. Increased salaries in 2002 were primarily the result of normal merit and promotional adjustments combined with increased business activity.

     Regions provides employees who meet established employment requirements with a benefits package which includes pension, profit sharing, and medical, life and disability insurance plans. The total cost to Regions for fringe benefits, including payroll taxes, equals approximately 24% of salaries.

     Beginning in 2001, employees could elect to have profit sharing paid in cash or contributed to their 401(k) plan. The combination of the cash payments and contributions to employee 401(k) plans was equal to approximately 2% of after-tax income in 2002, 3% in 2001, and 5% in 2000.

     Commissions and incentives expense increased to $301.3 million in 2002, compared to $204.0 million in 2001 and $46.3 million in 2000. The significant increase in commissions and incentives were primarily the result of commissions paid at Morgan Keegan, RMI and EquiFirst related to increased production levels. At Morgan Keegan, commissions and incentives are the primary method of compensation, which is typical in the brokerage and investment banking industry. In general, incentives continue to be used to reward employees for selling products and services, for productivity improvements and for achievement of other corporate goals. Regions' long-term incentive plan provides for the granting of stock options, restricted stock and performance shares (see Note S to the consolidated financial statements). The long-term incentive plan is intended to assist Regions in attracting, retaining, motivating and rewarding employees who make a significant contribution to Regions' long-term success, and to encourage employees to acquire and maintain an equity interest in Regions. Regions also uses cash incentive plans to reward employees for achievement of various goals.

     Pension expense totaled $7.1 million in 2002 compared to $538,000 in 2001. Higher pension costs in 2002 is the result of lower returns associated with pension plan assets. Pension expense in 2003 is expected to be approximately $18.7 million.

     Payroll taxes increased 19% in 2002, 30% in 2001 and 4% in 2000. Increases in the Social Security tax base, combined with increased salary levels were the primary reasons for increased payroll taxes.

     Group insurance expense decreased 1% in 2002, but increased 47% in 2001 and 54% in 2000. The prior year increases were the result of increased levels of covered employees and higher claims cost.

     NET OCCUPANCY EXPENSE

     Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate offices throughout Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas.

     Net occupancy expense increased 13% in 2002, 23% in 2001 and 15% in 2000 due to acquisitions, new and acquired branch offices, rising price levels, and increased business activity.

     FURNITURE AND EQUIPMENT EXPENSE

     Furniture and equipment expense increased 4% in 2002, 18% in 2001 and 3% in 2000. These increases resulted from acquisitions, rising price levels, expenses related to equipment for new branch offices, and increased depreciation and service contract expenses associated with other new back office and branch equipment.

     OTHER EXPENSES

     The significant components of other expense include other non-credit losses, amortization and impairment of mortgage servicing rights and computer and other outside services. Increases in this category of expense generally resulted from acquisitions, expanded programs, increased business activity and rising price levels. In 2002, other expenses included $41.9 million of costs related to mortgage servicing impairment and debt retirement, previously discussed. Please refer to Note P to the consolidated financial statements for an analysis of the significant components of other expense.

     Other non-credit losses decreased in 2002 from levels in 2001 and 2000. The 2002 decrease was primarily related to lower losses related to litigation. Other non-credit losses primarily include charges for items unrelated to the extension of credit such as fraud losses, litigation losses, write-downs of other real estate, insurance claims and miscellaneous losses.

     Amortization of mortgage servicing rights decreased in 2002 and 2000, but increased in 2001. Lower balances of mortgage servicing rights combined with impairment taken in 2002, resulted in a decrease in the amortization of mortgage servicing rights in 2002. Accelerated amortization rates due to the low interest rate environment and increased prepayments of the underlying mortgages combined with the retention of servicing rights on much of Regions mortgage subsidiary's production resulted in additional amortization expense in 2001. Mortgage servicing rights amortization expense declined in 2000 due to slower prepayment activity on the underlying mortgages than in other years.

     In 2002, Regions incurred charges totaling $36.7 million related to the impairment of mortgage servicing rights due primarily to the historically low interest rate environment.

     Outside computer services increased $4.6 million while other outside services increased $20.1 million. Other outside services include safekeeping fees, credit investigations costs and equity asset line and other loan origination costs paid to third parties.

     Also in 2002, in connection with the prepayment of $250 million of Federal Home Loan Bank advances, Regions incurred a $5.2 million charge.

     Amortization of excess purchase price expense was eliminated in 2002 upon the adoption of Statement 142. Amortization of excess purchase price totaled $52.1 million in 2001 and $29.2 million in 2000.

     Other non-interest expense for the year ended December 31, 2001, included a net gain of $819,000 attributable to cash flow hedge ineffectiveness. No gains or losses were recognized in 2002 related to cash flow hedge ineffectiveness.

APPLICABLE INCOME TAX

     Regions' provision for income taxes increased 19% in 2002 but decreased 2% in 2001. The increase in 2002 was caused primarily by a 21% increase in income before taxes. Regions effective income tax rates for 2002, 2001 and 2000 were 28.7%, 29.1% and 28.9%, respectively. The effective tax rate decreased slightly in 2002 compared to 2001, primarily due to the elimination of non-deductible excess purchase price expense upon the adoption of Statement 142.

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

     Regions' consolidated federal income tax returns, for the years 1998 through 2002, are open for examination. From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans. Regions believes adequate provisions for income tax have been recorded for all years open for review.

     Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits.

     Note Q to the consolidated financial statements provides additional information about the provision for income taxes.

EFFECTS OF INFLATION

     The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation also affects other expenses that tend to rise during periods of general inflation.

     Management believes the most significant impact of inflation on financial results is Regions' ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between rate-sensitive assets and liabilities in order to protect net interest income from being affected by wide interest rate fluctuations.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to page 39 through 41 "Market Risk" included in Management's Discussion and Analysis under Item 7 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries are set forth in the pages listed below.

Report of Independent Auditors..............................   49
Consolidated Statements of Condition -- December 31, 2002
  and 2001..................................................   50
Consolidated Statements of Income -- Years ended December
  31, 2002, 2001 and 2000...................................   51
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2002, 2001 and 2000..........................   52
Consolidated Statements of Changes in Stockholders'
  Equity -- Years ended December 31, 2002, 2001 and 2000....   53
Notes to Consolidated Financial Statements -- December 31,
  2002......................................................   55

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Regions Financial Corporation

     We have audited the accompanying consolidated statements of condition of Regions Financial Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note X to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                          /s/ Ernst & Young LLP

Birmingham, Alabama
February 28, 2003

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
                                                              (DOLLAR AMOUNTS IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
                                          ASSETS
Cash and due from banks.....................................   $ 1,577,536     $ 1,239,598
Interest-bearing deposits in other banks....................       303,562         667,186
Securities held to maturity (aggregate estimated market
  value of $34,021 in 2002 and $34,054 in 2001).............        32,909          34,050
Securities available for sale...............................     8,961,691       7,813,109
Trading account assets......................................       785,992         741,896
Loans held for sale.........................................     1,497,849         890,193
Federal funds sold and securities purchased under agreements
  to resell.................................................       334,788          92,543
Margin receivables..........................................       432,337         523,941
Loans.......................................................    31,230,268      31,136,977
Unearned income.............................................      (244,494)       (251,629)
                                                               -----------     -----------
         Loans, net of unearned income......................    30,985,774      30,885,348
Allowance for loan losses...................................      (437,164)       (419,167)
                                                               -----------     -----------
         Net loans..........................................    30,548,610      30,466,181
Premises and equipment......................................       638,031         647,176
Interest receivable.........................................       242,088         249,630
Due from customers on acceptances...........................        60,320          63,854
Other assets................................................     2,523,127       1,953,355
                                                               -----------     -----------
                                                               $47,938,840     $45,382,712
                                                               ===========     ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing......................................   $ 5,147,689     $ 5,085,337
  Interest-bearing..........................................    27,778,512      26,462,986
                                                               -----------     -----------
         Total deposits.....................................    32,926,201      31,548,323
Borrowed funds:
  Short-term borrowings:
    Federal funds purchased and securities sold under
     agreements to repurchase...............................     2,203,261       1,803,177
    Commercial paper........................................        17,250          27,750
    Other short-term borrowings.............................     1,864,946       2,267,473
                                                               -----------     -----------
         Total short-term borrowings........................     4,085,457       4,098,400
  Long-term borrowings......................................     5,386,109       4,747,674
                                                               -----------     -----------
         Total borrowed funds...............................     9,471,566       8,846,074
Bank acceptances outstanding................................        60,320          63,854
Other liabilities...........................................     1,302,331         888,696
                                                               -----------     -----------
         Total liabilities..................................    43,760,418      41,346,947
Stockholders' equity:
  Preferred stock, par value $1.00 a share:
    Authorized 5,000,000 shares.............................            -0-             -0-
  Common stock, par value $.625 a share:
    Authorized 500,000,000 shares, issued 221,336,905 shares
     in 2002 and 230,081,087 shares in 2001.................       138,336         143,801
  Surplus...................................................       936,958       1,252,809
  Undivided profits.........................................     2,952,657       2,591,962
  Unearned restricted stock.................................       (13,620)        (11,234)
  Accumulated other comprehensive income....................       164,091          58,427
                                                               -----------     -----------
         Total stockholders' equity.........................     4,178,422       4,035,765
                                                               -----------     -----------
                                                               $47,938,840     $45,382,712
                                                               ===========     ===========

---------------

( ) Indicates deduction.

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                                2002            2001            2000
                                                            -------------   -------------   -------------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
  Interest and fees on loans..............................   $1,986,203      $2,458,503      $2,588,143
  Interest on securities:
     Taxable interest income..............................      400,705         445,919         561,974
     Tax-exempt interest income...........................       29,967          40,434          41,726
                                                             ----------      ----------      ----------
          Total interest on securities....................      430,672         486,353         603,700
  Interest on loans held for sale.........................       66,613          41,740          34,511
  Interest on margin receivables..........................       19,279          20,731              -0-
  Income on federal funds sold and securities purchased
     under agreements to resell...........................        8,377          17,890           5,537
  Interest on time deposits in other banks................          488          11,083           1,096
  Interest on trading account assets......................       25,357          19,337           1,256
                                                             ----------      ----------      ----------
          Total interest income...........................    2,536,989       3,055,637       3,234,243
Interest expense:
  Interest on deposits....................................      652,765       1,135,695       1,372,260
  Interest on short-term borrowings.......................      128,256         188,108         276,243
  Interest on long-term borrowings........................      258,380         306,341         196,943
                                                             ----------      ----------      ----------
          Total interest expense..........................    1,039,401       1,630,144       1,845,446
                                                             ----------      ----------      ----------
          Net interest income.............................    1,497,588       1,425,493       1,388,797
Provision for loan losses.................................      127,500         165,402         127,099
                                                             ----------      ----------      ----------
          Net interest income after provision for loan
            losses........................................    1,370,088       1,260,091       1,261,698
Non-interest income:
  Brokerage and investment banking........................      499,685         358,974          41,303
  Trust department income.................................       62,197          56,681          57,675
  Service charges on deposit accounts.....................      277,807         267,263         231,670
  Mortgage servicing and origination fees.................      104,659          97,082          82,732
  Securities gains (losses)...............................       51,654          32,106         (39,928)
  Other...................................................      262,876         192,675         223,767
                                                             ----------      ----------      ----------
          Total non-interest income.......................    1,258,878       1,004,781         597,219
Non-interest expense:
  Salaries and employee benefits..........................    1,026,569         879,688         588,857
  Net occupancy expense...................................       97,924          86,901          70,675
  Furniture and equipment expense.........................       90,818          87,727          74,213
  Other...................................................      544,415         492,605         383,446
                                                             ----------      ----------      ----------
          Total non-interest expense......................    1,759,726       1,546,921       1,117,191
                                                             ----------      ----------      ----------
          Income before income taxes......................      869,240         717,951         741,726
Applicable income taxes...................................      249,338         209,017         214,203
                                                             ----------      ----------      ----------
          Net income......................................   $  619,902      $  508,934      $  527,523
                                                             ==========      ==========      ==========
Average number of shares outstanding......................      224,312         224,773         220,762
Average number of shares outstanding, diluted.............      227,639         227,063         221,989
Per share:
  Net income..............................................   $     2.76      $     2.26      $     2.39
  Net income, diluted.....................................         2.72            2.24            2.38
  Cash dividends declared.................................         1.16            1.12            1.08

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                                      (AMOUNTS IN THOUSANDS)
Operating activities:
  Net income................................................  $   619,902   $   508,934   $   527,523
  Adjustments to reconcile net cash provided by operating
    activities:
    Gain on securitization of auto loans....................       (7,489)           -0-           -0-
    Gain on sale of credit card portfolio...................           -0-           -0-      (67,220)
    Gain on sale of specialty finance division..............           -0-           -0-       (4,113)
    Depreciation and amortization of premises and
      equipment.............................................       73,095        69,260        63,838
    Provision for loan losses...............................      127,500       165,402       127,099
    Net amortization (accretion) of securities..............       27,262        (2,224)       (3,729)
    Amortization of loans and other assets..................      102,137       109,486        78,218
    Accretion of deposits and borrowings....................          953           941           714
    Provision for losses on other real estate...............        4,033         1,134         1,184
    Deferred income taxes...................................       29,002        23,690        95,094
    (Gain) loss on sale of premises and equipment...........         (261)        2,126        (1,165)
    Realized security (gains) losses........................      (51,654)      (32,106)       39,928
    (Increase) decrease in trading account assets...........      (44,096)     (138,461)        1,106
    (Increase) decrease in loans held for sale(1)...........     (300,099)     (663,797)      344,229
    Decrease (increase) in margin receivable................       91,604          (823)           -0-
    Decrease (increase) in interest receivable..............        8,205       102,477       (34,804)
    Increase in other assets................................     (672,811)     (282,164)     (160,253)
    Increase (decrease) in other liabilities................      320,583        99,140       (59,715)
    Stock issued to employees under incentive plan..........           -0-           -0-        3,088
    Other...................................................        9,712         4,872         3,026
                                                              -----------   -----------   -----------
         Net cash provided (used) by operating activities...      337,578       (32,113)      954,048
Investing activities:
  Net (increase) decrease in loans(1).......................   (1,156,109)      692,109    (3,112,075)
  Proceeds from securitization of auto loans................      799,932            -0-           -0-
  Proceeds from sale of credit card portfolio...............           -0-           -0-      344,785
  Proceeds from sale of specialty finance division..........           -0-           -0-        8,063
  Proceeds from sale of securities available for sale.......      858,499       553,523     1,332,916
  Proceeds from maturity of investment securities...........        1,530       153,581       588,846
  Proceeds from maturity of securities available for sale...    3,597,798     4,577,170       883,401
  Purchase of investment securities.........................       (1,152)      (21,746)      (42,467)
  Purchase of securities available for sale.................   (5,382,456)   (3,828,818)     (484,469)
  Net decrease (increase) in interest-bearing deposits in
    other banks.............................................      368,380      (120,433)       13,056
  Proceeds from sale of premises and equipment..............        4,551        10,227        86,093
  Purchase of premises and equipment........................      (66,140)      (83,390)     (150,044)
  Net decrease (increase) in customers' acceptance
    liability...............................................        3,534        44,058       (35,814)
  Acquisitions, net of cash acquired........................       61,225       (19,437)      218,764
                                                              -----------   -----------   -----------
         Net cash (used) provided by investing activities...     (910,408)    1,956,844      (348,945)
Financing activities:
  Net increase (decrease) in deposits.......................    1,123,966      (865,960)    1,279,720
  Net (decrease) in short-term borrowings...................      (17,203)     (567,108)   (4,565,755)
  Proceeds from long-term borrowings........................      866,812     1,154,785     3,644,077
  Payments on long-term borrowings..........................     (228,377)     (928,961)     (917,074)
  Proceeds from recapitalization of subsidiary..............           -0-           -0-      150,000
  Net (decrease) increase in bank acceptance liability......       (3,534)      (44,058)       35,814
  Cash dividends............................................     (259,207)     (250,257)     (238,447)
  Purchase of treasury stock................................     (358,199)     (406,733)     (149,119)
  Proceeds from exercise of stock options...................       28,755         9,280         2,607
                                                              -----------   -----------   -----------
         Net cash provided (used) by financing activities...    1,153,013    (1,899,012)     (758,177)
                                                              -----------   -----------   -----------
         Increase (decrease) in cash and cash equivalents...      580,183        25,719      (153,074)
Cash and cash equivalents at beginning of year..............    1,332,141     1,306,422     1,459,496
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $ 1,912,324   $ 1,332,141   $ 1,306,422
                                                              ===========   ===========   ===========

---------------

(1) In 2002 excludes effect of $1.1 billion non-cash reclassification of indirect consumer auto loans to loans held for sale.

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               ACCUMULATED
                                                                                  OTHER       TREASURY     UNEARNED
                                          COMMON                 UNDIVIDED    COMPREHENSIVE   STOCK, AT   RESTRICTED
                                          STOCK      SURPLUS      PROFITS     INCOME (LOSS)     COST        STOCK        TOTAL
                                         --------   ----------   ----------   -------------   ---------   ----------   ----------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31, 1999...........  $137,897   $1,022,825   $2,044,209     $(135,100)    $       0    $ (4,719)   $3,065,112
Comprehensive income:
  Net income...........................                             527,523                                               527,523
  Unrealized losses on available for
    sale securities, net of
    reclassification adjustment........                                           136,008                                 136,008
                                                                 ----------     ---------                              ----------
  Comprehensive income.................                             527,523       136,008                                 663,531
Cash dividends declared:
  Regions-$1.08 per share..............                            (238,447)                                             (238,447)
Purchase of treasury stock.............                                                        (149,119)                 (149,119)
Treasury stock retired relating to
  acquisitions accounted for as
  purchases............................    (2,342)     (79,642)                                  81,984
Stock issued for acquisitions..........     3,112      108,545                                                            111,657
Stock issued to employees under
  incentive plan, net..................       198        4,638                                               (5,258)         (422)
Stock options exercised................       240        2,367                                                              2,607
Amortization of unearned restricted
  stock................................                                                                       3,025         3,025
                                         --------   ----------   ----------     ---------     ---------    --------    ----------
BALANCE AT DECEMBER 31, 2000...........  $139,105   $1,058,733   $2,333,285     $     908     $ (67,135)   $ (6,952)   $3,457,944
Comprehensive income:
  Net income...........................                             508,934                                               508,934
  Unrealized gains on available for
    sale securities, net of
    reclassification adjustment........                                            64,422                                  64,422
  Other comprehensive loss from
    derivatives........................                                            (6,903)                                 (6,903)
                                                                 ----------     ---------                              ----------
  Comprehensive income.................                             508,934        57,519                                 566,453
Cash dividends declared:
  Regions-$1.12 per share..............                            (250,257)                                             (250,257)
Purchase of treasury stock.............                                                        (406,733)                 (406,733)
Treasury stock retired relating to
  acquisitions accounted for as
  purchases............................   (10,317)    (463,551)                                 473,868
Stock issued for acquisitions..........    14,392      641,929                                                            656,321
Stock issued to employees under
  incentive plan, net..................       158        6,881                                               (8,592)       (1,553)
Stock options exercised................       463        8,817                                                              9,280
Amortization of unearned restricted
  stock................................                                                                       4,310         4,310
                                         --------   ----------   ----------     ---------     ---------    --------    ----------
BALANCE AT DECEMBER 31, 2001...........  $143,801   $1,252,809   $2,591,962     $  58,427     $      -0-   $(11,234)   $4,035,765
Comprehensive income:
  Net income...........................                             619,902                                               619,902
  Unrealized gains on available for
    sale securities, net of
    reclassification adjustment........                                           102,329                                 102,329
  Other comprehensive gain from
    derivatives........................                                             3,335                                   3,335
                                                                 ----------     ---------                              ----------
  Comprehensive income.................                             619,902       105,664                                 725,566
Cash dividends declared:
  Regions-$1.16 per share..............                            (259,207)                                             (259,207)
Purchase of treasury stock.............                                                        (358,199)                 (358,199)
Retirement of treasury stock...........    (6,609)    (351,590)                                 358,199
Settlement of stock repurchase
  program..............................                 (1,100)                                                            (1,100)
Stock issued to employees under
  incentive plan, net..................       188        9,040                                              (11,124)       (1,896)
Stock options exercised................       956       27,799                                                             28,755
Amortization of unearned restricted
  stock................................                                                                       8,738         8,738
                                         --------   ----------   ----------     ---------     ---------    --------    ----------
BALANCE AT DECEMBER 31, 2002...........  $138,336   $  936,958   $2,952,657     $ 164,091     $      -0-   $(13,620)   $4,178,422
                                         ========   ==========   ==========     =========     =========    ========    ==========

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

DISCLOSURE OF 2002 RECLASSIFICATION
  AMOUNT:
Unrealized holding gains on
  available for sale securities
  arising during the period...................................................     $ 139,158
Less:
  Reclassification
    adjustment, net of tax, for
    net gains realized in net
    income....................................................................        36,829
Unrealized holding gain on derivatives,
  net of tax..................................................................         4,306
Less:
  Reclassification
    adjustment, net of tax, for
    losses realized in net
    income....................................................................           971
                                                                                   ---------
Comprehensive income,
  net of taxes of $60,285.....................................................     $ 105,664
                                                                                   =========

---------------

( ) Indicates deduction.

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Regions Financial Corporation ("Regions" or "the Company"), conform with accounting principles generally accepted in the United States and with general financial services industry practices. Regions provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. The Company is subject to intense competition from other financial institutions and is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Regions and its subsidiaries. Significant intercompany balances and transactions have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown. Actual results could differ from the estimates and assumptions used in the consolidated financial statements including the estimates and assumptions related to allowance for loan losses, intangibles, income taxes, securitizations and pensions.

     Certain amounts in prior-year financial statements have been reclassified to conform to the current year presentation.

SECURITIES

     The Company's policies for investments in debt and equity securities are as follows. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designations as of the date of each statement of condition.

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

     In January 2001, upon the adoption of Statement of Financial Accounting Standards No. 133, Regions elected to reclassify $3.4 billion of securities from the held to maturity category to the available for sale category. At the time of transfer, the unrealized loss associated with the securities reclassified totaled $2.1 million.

TRADING ACCOUNT ASSETS

     Trading account assets, which are held for the purpose of selling at a profit, consist of debt and marketable equity securities and are carried at estimated market value. Gains and losses, both realized and unrealized, are included in brokerage income. Trading account gains totaled $19.6 million, $21.6 million and $534,000 in 2002, 2001, and 2000, respectively.

LOANS HELD FOR SALE

     Loans held for sale include both single-family real estate mortgage loans and indirect consumer auto loans.

     Mortgage loans held for sale have been designated as one of the hedged items in a fair value hedging relationship under Statement 133. Therefore, to the extent changes in fair value are attributable to the interest rate risk being hedged, the change in fair value is recognized in income as an adjustment to the carrying amount of mortgage loans held for sale. Otherwise, mortgage loans held for sale are accounted for under the lower of cost or market method. The fair values are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics. Gains and losses on mortgages held for sale are included in other income.

     Indirect consumer auto loans held for sale are accounted for under the lower of cost or market method. Fair values are based on cash flow models. Regions' intent is to securitize and sell indirect consumer auto loans in the loans held for sale category. Gains and losses associated with securitization and sale of indirect consumer auto loans are included in other income.

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

     The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, historical loan loss experience, current economic conditions, collateral values of properties securing loans, volume, growth, quality and composition of the loan portfolio and other relevant factors. Unfavorable changes in any of these, or other factors, or the availability of new information, could require that the allowance for loan losses be increased in future periods. No portion of the resulting allowance is restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

     On loans which are on non-accrual status (including impaired loans), it is Regions' policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

     Regions' determination of its allowance for loan losses is determined in accordance with Statement 114 and Statement 5. In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include non-accrual loans and loans past due 90 days or more, excluding loans to individuals in both categories, are evaluated individually. Impaired loans totaled approximately $142 million at December 31, 2002 and $180 million at December 31, 2002. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value is not sufficient to support the collection of the investment in the loan, a charge is immediately taken against the allowance for loan losses.

     In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

ASSET SECURITIZATIONS

     Regions uses the securitization of financial assets, such as automobile loans, as a source of funding. Automobile loans are transferred into a trust to legally isolate the assets from Regions Bank, a subsidiary of the Company. In accordance with Statement of Financial Accounting Standard No. 140, securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale. Net gains or losses resulting from securitizations are recorded in non-interest income.

     Retained interests in the subordinated tranches and interest-only strips are recorded at fair value and included in the available for sale securities portfolio. Subsequent adjustments to the fair value are recorded through other comprehensive income. The Company uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale in accordance with Statement 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, loan losses, prepayment rates, the cost of funds, and discount rates associated with the risks involved. Adverse changes related to any of the assumptions used in determining fair value could result in a reduced yield on the security over future periods, or, in some cases, a write-down of the security carrying amount in the period of a decline in value.

     Management reviews the historical performance of the retained interest and the assumptions used to project future cash flows on a quarterly basis. Upon review, assumptions may be revised and the present value of future cash flows recalculated.

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

     Estimated useful lives generally are as follows:

Premises and leasehold improvements.........................  10-40 years
Furniture and equipment.....................................   3-12 years

INTANGIBLE ASSETS

     Intangible assets, consisting of (1) the excess of cost over the fair value of net assets of acquired businesses (excess purchase price), (2) amounts recorded related to the value of acquired indeterminate-maturity deposits (core deposit intangible assets) and (3) amounts capitalized for the right to service mortgage loans, are included in other assets.

     The excess of cost over the fair value of net assets of acquired businesses totaled $1,061,554,000 (net of accumulated amortization of $197.8 million) at December 31, 2002, and $1,030,441,000 (net of accumulated amortization of $197.8 million) at December 31, 2001. Upon the adoption of Financial Accounting Standards Board Statement 142, the Company no longer amortizes excess purchase price. The Company's excess purchase price is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of the business unit, or other factors could result in a decline in the implied fair value. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

     Core deposit intangible assets totaled $5.4 million and $1.7 million at December 31, 2002 and 2001, respectively. In 2002 and 2001, Regions' amortization of core deposit intangible assets was $1.4 million and $29,000, respectively. Core deposit intangible assets are typically amortized over a five year period. The aggregate amount of amortization expense over the next five years is estimated to be $1.3 million in years 2003 through 2006, declining to $82,000 in 2007.

     Amounts capitalized for the right to service mortgage loans, which totaled $106,987,000 at December 31, 2002, and $136,594,000 at December 31, 2001, are
being amortized over the estimated remaining servicing life of the loans, considering appropriate prepayment assumptions. The estimated fair values of capitalized mortgage servicing rights were $107 million and $202 million at December 31, 2002 and 2001, respectively. The fair value of mortgage servicing rights is calculated by discounting estimated future cash flows from the servicing assets, using market discount rates, and using expected future prepayment rates. In 2002, 2001 and 2000, Regions capitalized $41.0 million, $52.2 million and $18.9 million in mortgage servicing rights, respectively. In 2002, 2001 and 2000, Regions' amortization of mortgage servicing rights was $33.9 million, $41.4 million and $33.6 million, respectively. Mortgage servicing assets are evaluated periodically for impairment. For purposes of evaluating impairment, the Company stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and note rate. Changes in interest rates, prepayment speeds, or other factors, could result in impairment of the servicing asset and a charge against earnings.

     The changes in the valuation allowance for servicing assets for the years ended December 31, 2002 and 2001 were as follows:

                                                               2002      2001
                                                              -------   ------
                                                               (IN THOUSANDS)
Balance at beginning of the year............................  $ 3,775   $   -0-
Provisions for impairment...................................   36,725    3,775
                                                              -------   ------
Balance at end of the year..................................  $40,500   $3,775
                                                              =======   ======

     Assumptions used in the fair value calculation for the years ended December 31, 2002 and 2001 are as follows:

                                                              2002    2001
                                                              -----   -----
Weighted average prepayment speeds..........................    589     321
Weighted average coupon interest rate.......................   6.69%   7.11%
Weighted average remaining maturity (months)................    277     284
Weighted average service fee (basis points).................  31.99   32.13

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies, and manage other exposures. All derivative financial instruments are recognized on the statement of condition as assets or liabilities at fair value as required by Statement 133.

     Derivative financial instruments that qualify under Statement 133 in a hedging relationship are designated, based on the exposure being hedged, as either fair value or cash flow hedges. Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs.

     Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings during the period of change. Amounts recorded in other comprehensive income are amortized to earnings in the period or periods during which the hedged item impacts earnings. For derivative financial instruments not designated as fair value or cash flow hedges, gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value.

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

PROFIT-SHARING, 401(K) AND PENSION PLANS

     Regions has profit-sharing and 401(k) plans covering substantially all employees. Regions' pension plan covers substantially all employees employed prior to January 1, 2001. Annual contributions to the profit-sharing plans are determined at the discretion of the Board of Directors. Regions' contributions to the 401(k) plan are determined using a multiple of the employee's contribution to the plan, based on the employee's length of service. The 401(k) match is invested in Regions' common stock. Pension expense is computed using the projected unit credit (service prorate) actuarial cost method and the pension plan is funded using the aggregate actuarial cost method. Annual contributions to all the plans do not exceed the maximum amounts allowable for federal income tax purposes.

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

     From time to time the Company engages in business plans that may also have an effect on its tax liabilities. If the tax effects of a plan are significant, the Company's practice is to obtain the opinion of advisors that the tax effects of such plans should prevail if challenged.

     Regions has obtained the opinion of advisors that the tax aspects of certain plans should prevail. Examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans. Regions believes adequate provisions for income tax have been recorded for all years open for review.

PER SHARE AMOUNTS

     Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards.

TREASURY STOCK

     The purchase of the Company's common stock is recorded at cost. At the date of retirement or subsequent reissuance, the treasury stock account is reduced by the cost of such stock.

STATEMENT OF CASH FLOWS

     Cash equivalents include cash and due from banks and federal funds sold and securities purchased under agreements to resell. Regions paid $1.1 billion in 2002, $1.7 billion in 2001, and $1.8 billion in 2000 for interest on deposits and borrowings. Income tax payments totaled $128 million for 2002, $152 million for 2001, and $278 million for 2000. Loans transferred to other real estate totaled $126 million in 2002, $74 million in 2001 and $58 million in 2000. During 2002, Regions reclassified approximately $1.1 billion of indirect auto loans from the loan category to the loans held for sale category in connection with the fourth quarter 2002 auto loan securitization and sale. In December 2002, Regions retired 10.6 million shares of treasury stock, with a cost of $358 million, and in December 2001, retired
1.8 million shares of treasury stock, with a cost of $52.5 million.

NOTE B.  RESTRICTIONS ON CASH AND DUE FROM BANKS

     Regions' subsidiary bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the year ended December 31, 2002 and 2001, was approximately $33.2 million and $9.4 million, respectively.

NOTE C. SECURITIES

     The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2002, are as follows:

                                                                    DECEMBER 31, 2002
                                                    -------------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                                 UNREALIZED   UNREALIZED      FAIR
                                                       COST        GAINS        LOSSES       VALUE
                                                    ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
SECURITIES HELD TO MATURITY:
U.S. Treasury & Federal agency securities.........  $   30,571    $  1,059      $  -0-     $   31,630
Obligations of states and political
  subdivisions....................................       2,335          53         -0-          2,388
Other securities..................................           3          -0-        -0-              3
                                                    ----------    --------      -----      ----------
          Total...................................  $   32,909    $  1,112      $  -0-     $   34,021
                                                    ==========    ========      =====      ==========
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury & Federal agency securities.........  $1,888,481    $ 69,112      $  -0-     $1,957,593
Obligations of states and political
  subdivisions....................................     519,063      24,742         (7)        543,798
Mortgage backed securities........................   5,973,263     174,702        (19)      6,147,946
Other securities..................................      42,236          94        (15)         42,315
Equity securities.................................     270,276          42       (279)        270,039
                                                    ----------    --------      -----      ----------
          Total...................................  $8,693,319    $268,692      $(320)     $8,961,691
                                                    ==========    ========      =====      ==========

     The cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 2002
                                                              -----------------------
                                                                           ESTIMATED
                                                                              FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
SECURITIES HELD TO MATURITY:
Due in one year or less.....................................  $    6,534   $    6,452
Due after one year through five years.......................      20,723       21,710
Due after five years through ten years......................       4,813        4,999
Due after ten years.........................................         839          860
                                                              ----------   ----------
          Total.............................................  $   32,909   $   34,021
                                                              ==========   ==========

                                                                 DECEMBER 31, 2002
                                                              -----------------------
                                                                           ESTIMATED
                                                                              FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE:
Due in one year or less.....................................  $  364,800   $  369,408
Due after one year through five years.......................   1,143,727    1,179,906
Due after five years through ten years......................     839,210      884,771
Due after ten years.........................................     102,043      109,621
Mortgage backed securities..................................   5,973,263    6,147,946
Equity securities...........................................     270,276      270,039
                                                              ----------   ----------
          Total.............................................  $8,693,319   $8,961,691
                                                              ==========   ==========

     Proceeds from sales of securities available for sale in 2002 were $858 million. Gross realized gains and losses were $52.4 million and $805,000, respectively. Proceeds from sales of securities available for sale in 2001 were $554 million, with gross realized gains and losses of $36.7 million and $4.6 million, respectively. Proceeds from sales of securities available for sale in 2000 were $1.3 billion, with gross realized gains and losses of $768,000 and $40.7 million, respectively.

     In 2001, upon adoption of Statement 133, Regions elected to reclassify a significant portion of securities from held to maturity category to available for sale category.

     The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2001, are as follows:

                                                                    DECEMBER 31, 2001
                                                    -------------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                                 UNREALIZED   UNREALIZED      FAIR
                                                       COST        GAINS        LOSSES       VALUE
                                                    ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
SECURITIES HELD TO MATURITY:
U.S. Treasury & Federal agency securities.........  $   30,541    $     -0-     $ (79)     $   30,462
Obligations of states and political
  subdivisions....................................       3,131          83         -0-          3,214
Other securities..................................         378          -0-        -0-            378
                                                    ----------    --------      -----      ----------
          Total...................................  $   34,050    $     83      $ (79)     $   34,054
                                                    ==========    ========      =====      ==========
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury & Federal agency securities.........  $  735,736    $  5,722      $  -0-     $  741,458
Obligations of states and political
  subdivisions....................................     694,459      17,107        (19)        711,547
Mortgage backed securities........................   5,983,300      82,079       (157)      6,065,222
Other securities..................................       9,181          24         -0-          9,205
Equity securities.................................     285,817          65       (205)        285,677
                                                    ----------    --------      -----      ----------
          Total...................................  $7,708,493    $104,997      $(381)     $7,813,109
                                                    ==========    ========      =====      ==========

     Securities with carrying values of $6,285,323,000 and $5,466,650,000 at December 31, 2002, and 2001, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

NOTE D.  LOANS

     The loan portfolio at December 31, 2002 and 2001, consisted of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Commercial..................................................  $10,841,564   $ 9,912,027
Real estate -- construction.................................    3,614,140     3,673,189
Real estate -- mortgage.....................................   11,047,935    11,315,761
Consumer....................................................    5,726,629     6,236,000
                                                              -----------   -----------
                                                               31,230,268    31,136,977
Unearned income.............................................     (244,494)     (251,629)
                                                              -----------   -----------
          Total.............................................  $30,985,774   $30,885,348
                                                              ===========   ===========

     Directors and executive officers of Regions and its principal subsidiaries, including the directors' and officers' families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2002, and 2001, were approximately $133 million and $102 million respectively. During 2002, $99 million of new loans were made and repayments totaled $68 million. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

     Regions sells loans to third party investors with limited recourse, primarily related to first payment default or prepayment. Regions' recorded recourse liability related to these loans totaled $250,000 and $350,000 at December 31, 2002 and 2001, respectively.

     The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Louisiana, Georgia, North Carolina, South Carolina, northwest and central Florida, Texas, and Tennessee.

     The recorded investment in impaired loans was $142 million at December 31, 2002, and $180 million at December 31, 2001. The average amount of impaired loans during 2002 was $164 million.

     In September 2002, Regions reclassified $1.1 billion of indirect auto loans to the loans held for sale category. The reclassification was partially offset by the subsequent $800 million securitization and sale of indirect auto loans in December 2002.

     The amount of interest income recognized in 2002 on the $226.5 million of non-accruing loans outstanding at year-end was approximately $6.5 million. If these loans had been current in accordance with their original terms, approximately $21.0 million would have been recognized on these loans in 2002. Approximately $1,114,000 in interest income would have been recognized in 2002 under the original terms of the $32.3 million in renegotiated loans outstanding at December 31, 2002. Approximately $1,066,000 in interest income was actually recognized in 2002 on these loans.

NOTE E.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses follows:

                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Balance at beginning of year................................  $ 419,167   $ 376,508   $ 338,375
Allowance of purchased institutions at acquisition date.....      2,328       4,098       5,142
Provision charged to operating expense......................    127,500     165,402     127,099
Loan losses:
  Charge-offs...............................................   (156,303)   (169,049)   (131,746)
  Recoveries................................................     44,472      42,208      37,638
                                                              ---------   ---------   ---------
  Net loan losses...........................................   (111,831)   (126,841)    (94,108)
                                                              ---------   ---------   ---------
Balance at end of year......................................  $ 437,164   $ 419,167   $ 376,508
                                                              =========   =========   =========

NOTE F.  ASSET SECURITIZATIONS

     In September 2002, Regions reclassified $1.1 billion of indirect consumer auto loans to the held for sale category. In December 2002, $800 million of these loans were securitized and sold resulting in a gain of $7.5 million, which was recorded in other non-interest income. A retained interest in the form of an interest-only strip was also recognized in the available for sale securities portfolio with an initial carrying value of $35.1 million.

     Below is a summary of the fair values of the interest-only strip and key economic assumptions used to arrive at the fair value.

                                                                            MONTHLY     EXPECTED
                                                               ESTIMATED   PRINCIPAL     ANNUAL     ANNUAL
                                                       FAIR      LIFE      PREPAYMENT     LOAN     DISCOUNT
                                                       VALUE   (MONTHS)       RATE       LOSSES      RATE
                                                       -----   ---------   ----------   --------   --------
                                                                      (DOLLARS IN MILLIONS)
Auto loans
  Interest-only strip:
     As of date of securitization....................  $34.8      38          1.50%       0.93%     12.00%
     As of December 31, 2002.........................   35.1      37          1.50        0.93      12.00

     A 10% adverse change in the monthly principal prepayment rate assumption would result in a $1.6 million decline in fair value of the interest-only strip, while a 10% adverse change in the expected annual loan losses assumption would result in a $1.0 million decline in fair value, as of December 31, 2002. A 20% adverse change in the monthly principal prepayment rate assumption would result in a $3.2 million decline in fair value of the interest-only strip, while a 20% adverse change in the expected annual loan losses assumption would result in a $2.0 million decline in fair value, as of December 31, 2002. The sensitivities are hypothetical and changes in fair value of the interest-only strip are calculated based on variation of a particular assumption without affecting any other assumption.

NOTE G.  PREMISES AND EQUIPMENT

     A summary of premises and equipment follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  132,748   $  129,011
Premises....................................................     624,713      602,798
Furniture and equipment.....................................     482,047      473,500
Leasehold improvements......................................      52,894       55,342
                                                              ----------   ----------
                                                               1,292,402    1,260,651
Allowances for depreciation and amortization................    (654,371)    (613,475)
                                                              ----------   ----------
          Total.............................................  $  638,031   $  647,176
                                                              ==========   ==========

     Net occupancy expense is summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2002      2001      2000
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Gross occupancy expense.....................................  $106,986   $96,837   $79,245
Less rental income..........................................     9,062     9,936     8,570
                                                              --------   -------   -------
          Net occupancy expense.............................  $ 97,924   $86,901   $70,675
                                                              ========   =======   =======

NOTE H.  OTHER REAL ESTATE

     Other real estate acquired in satisfaction of indebtedness ("foreclosure") is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated cost to sell. Other real estate totaled $59,606,000 at December 31, 2002, and $40,872,000 at December 31, 2001. Gain or loss on the sale of other real estate is included in other non-interest expense.

NOTE I.  DEPOSITS

     The following schedule presents the detail of interest-bearing deposits:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing transaction accounts.......................  $ 1,685,237   $   843,749
Interest-bearing accounts in foreign office.................    3,591,008     3,252,853
Savings accounts............................................    1,401,551     1,317,435
Money market savings accounts...............................    8,981,616     9,558,502
Certificates of deposit ($100,000 or more)..................    3,422,868     3,252,239
Time deposits ($100,000 or more)............................      357,277       367,310
Other interest-bearing deposits.............................    8,338,955     7,870,898
                                                              -----------   -----------
          Total.............................................  $27,778,512   $26,462,986
                                                              ===========   ===========

     The following schedule details interest expense on deposits:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2002        2001         2000
                                                              --------   ----------   ----------
                                                                        (IN THOUSANDS)
Interest-bearing transaction accounts.......................  $ 10,773   $   10,831   $   16,388
Interest-bearing accounts in foreign office.................    50,811      180,375      207,822
Savings accounts............................................     8,522       14,106       20,051
Money market savings accounts...............................   119,661      187,299      219,133
Certificates of deposit ($100,000 or more)..................   122,098      235,959      271,605
Other interest-bearing deposits.............................   340,900      507,125      637,261
                                                              --------   ----------   ----------
          Total.............................................  $652,765   $1,135,695   $1,372,260
                                                              ========   ==========   ==========

     The aggregate amount of maturities of all time deposits in each of the next five years is as follows: 2003-$8.1 billion; 2004-$1.2 billion; 2005-$1.0 billion; 2006-$1.1 billion; and 2007-$325.5 million.

NOTE J.  BORROWED FUNDS

     Following is a summary of short-term borrowings:

                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Federal funds purchased.....................................  $1,180,368   $1,523,666   $1,906,781
Securities sold under agreements to repurchase..............   1,022,893      279,511       90,031
Federal Home Loan Bank structured notes.....................     850,000    1,100,000    1,100,000
Notes payable to unaffiliated banks.........................      56,009      151,300        7,800
Commercial paper............................................      17,250       27,750       27,750
Due to brokerage customers..................................     651,078      932,781           -0-
Broker margin calls.........................................     111,321           -0-          -0-
Short sale liability........................................     196,538       83,392          780
                                                              ----------   ----------   ----------
          Total.............................................  $4,085,457   $4,098,400   $3,133,142
                                                              ==========   ==========   ==========

                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Maximum amount outstanding at any month-end:
  Federal funds purchased and securities sold under
     agreements to repurchase...............................  $3,232,917   $2,817,611   $4,460,134
  Aggregate short-term borrowings...........................   5,367,332    5,160,424    5,722,597
Average amount outstanding (based on average of daily
  balances).................................................   4,448,043    4,132,264    4,408,689
Weighted average interest rate at year end..................         2.3%         3.2%         6.5%
Weighted average interest rate on amounts outstanding during
  the year (based on average of daily balances).............         2.9%         4.6%         6.3%

     Federal funds purchased and securities sold under agreements to repurchase had weighted average maturities of nine, two and two days at December 31, 2002, 2001 and 2000, respectively. Weighted average rates on these dates were 1.1%, 1.7%, and 6.5%, respectively.

     Federal Home Loan Bank structured notes have an original stated maturity ranging from two to five years but are callable within one year. The structured notes had a weighted average rate of 6.4% at December 31, 2002, 2001 and 2000.

     Regions' brokerage subsidiary maintains certain lines of credit with unaffiliated banks that provide for maximum borrowings of $490 million. As of December 31, 2002 and 2001, $56.0 million and $151.3 million were outstanding under these agreements, respectively. These agreements had a weighted average interest rates of 1.7% and 1.9% at December 31, 2002 and 2001, respectively.

     Commercial paper maturities ranged from 218 to 419 days at December 31, 2002, from 4 to 714 days at December 31, 2001 and from 218 to 718 days at December 31, 2000. Weighted average maturities were 335, 392 and 422 days at December 31, 2002, 2001 and 2000, respectively. The weighted average interest rates on these dates were 3.7%, 5.5% and 6.5%, respectively.

     Through its brokerage subsidiary, Regions maintains a due to brokerage customer position, which represents liquid funds in the customers' brokerage accounts. At December 31, 2002, these funds had an interest rate of 1.4%. At December 31, 2001, these funds had an interest rate of 2.3%.

     Regions holds cash as collateral for certain derivative transactions with customers and other third parties. Upon the expiration of these agreements, cash held as collateral will be remitted to the counter-party. As of December 31, 2002, these balances totaled $111.3 million, with an interest rate of 1.3%.

     The short-sale liability represents Regions' trading obligation to deliver certain securities at a predetermined date and price. These securities had weighted average interest rates of 2.8%, 4.1% and 5.4% at December 31, 2002, 2001 and 2000, respectively.

     Long-term borrowings consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
6 3/8% subordinated notes...................................  $  600,000   $       -0-
7.80% subordinated notes....................................          -0-      75,000
7.00% subordinated notes....................................     500,000      500,000
7.75% subordinated notes....................................     100,000      100,000
Federal Home Loan Bank structured notes.....................   3,585,000    3,555,000
Federal Home Loan Bank advances.............................      97,553      150,520
Trust preferred securities..................................     291,792      291,838
Industrial development revenue bonds........................       2,200        2,400
Mark-to-market on hedged long-term debt.....................     151,265           -0-
Other long-term debt........................................      58,299       72,916
                                                              ----------   ----------
          Total.............................................  $5,386,109   $4,747,674
                                                              ==========   ==========

     In May 2002, Regions issued $600 million of 6 3/8% subordinated notes, due May 15, 2012. The $75 million of 7.80% subordinated notes originally issued in December 1992, matured in December 2002. In February 2001, Regions issued $500 million of 7.00% subordinated notes, due March 1, 2011. In September 1994, Regions issued $100 million of 7.75% subordinated notes, due September 15, 2024. The $100 million of 7.75% subordinated notes may be redeemed in whole or in part at the option of the holders thereof on September 15, 2004, at 100% of the principal amount to be redeemed, together with accrued interest. All issues of these notes are subordinated and subject in right of payment of principal and interest to the prior payment in full of all senior indebtedness of the Company, generally defined as all indebtedness and other obligations of the Company to its creditors, except subordinated indebtedness. Payment of the principal of the notes may be accelerated only in the case of certain events involving bankruptcy, insolvency proceedings or reorganization of the Company. The subordinated notes described above, qualify as "Tier 2 capital" under Federal Reserve guidelines.

     Federal Home Loan Bank structured notes have various stated maturities but are callable, by the Federal Home Loan Bank, between one to two years. The structured notes had a weighted average interest rate of 6.0% at December 31, 2002.

     Federal Home Loan Bank advances represent borrowings with fixed interest rates ranging from 5.5% to 8.1% and with maturities of one to fifteen years. These borrowings, as well as the short-term borrowings from the Federal Home Loan Bank, are secured by Federal Home Loan Bank stock (carried at cost of $235.0 million) and by first mortgage loans on one- to four-family dwellings held by Regions Bank (approximately $4.5 billion at December 31, 2002). The maximum amount that could be borrowed from Federal Home Loan Banks under the current borrowing agreements and without further investment in Federal Home Loan Bank stock is approximately $9 billion.

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

     Regions uses derivative instruments, primarily interest rate swaps and options, to manage interest rate risk by converting a portion of its fixed-rate debt to variable-rate. The basis adjustments related to these hedges are included in long-term borrowings. Further discussion of derivative instruments is included in Note N.

     Other long-term debt at December 31, 2002, had a weighted average interest rate of 7.8% and a weighted average maturity of 11.2 years.

     The aggregate amount of maturities of all long-term debt in each of the next five years is as follows: 2003-$152,364,454; 2004-$101,385,731;
2005-$2,551,334,409; 2006-$5,008,715; 2007-$4,720,920.

     Substantially all consolidated net assets are owned by the subsidiaries and the primary source of operating cash available to Regions is provided by dividends from the subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary bank can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital-to-asset ratios at banking subsidiaries. At December 31, 2002, the banking subsidiary could pay approximately $538 million in dividends without prior approval.

     Management believes that none of these dividend restrictions will materially affect Regions' dividend policy. In addition to dividend restrictions, federal statutes also prohibit unsecured loans from banking subsidiaries to the parent company. Because of these limitations, substantially all of the net assets of Regions' subsidiaries are restricted, except for the amount that can be paid to the parent in the form of dividends.

NOTE K.  EMPLOYEE BENEFIT PLANS

     Regions has a defined-benefit pension plan covering substantially all employees employed at or before December 31, 2000. After January 1, 2001, the plan is closed to new entrants. Benefits under the plan are based on years of service and the employee's highest five years of compensation during the last ten years of employment. Regions' funding policy is to contribute annually at least the amount required by IRS minimum funding standards. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

     The Company also sponsors a supplemental executive retirement program, which is a non-qualified plan that provides certain senior executive officers defined pension benefits in relation to their compensation.

     The following table sets forth the plans' funded status, using a September 30 measurement date, and amounts recognized in the consolidated statement of condition:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $249,399   $214,180
Service cost................................................    10,963      9,924
Interest cost...............................................    18,352     17,236
Actuarial losses............................................    23,687     19,654
Plan amendments.............................................     1,865         -0-
Benefit payments............................................   (12,959)   (11,595)
                                                              --------   --------
Projected benefit obligation, end of year...................  $291,307   $249,399
                                                              ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $242,175   $277,076
Actual return on plan assets................................   (10,126)   (23,857)
Company contributions.......................................    35,441        551
Benefit payments............................................   (12,959)   (11,595)
                                                              --------   --------
Fair value of plan assets, end of year......................  $254,531   $242,175
                                                              ========   ========
Funded status of plan.......................................  $(36,776)  $ (7,224)
Unrecognized net actuarial loss.............................    96,841     44,358
Unamortized prior service cost..............................    (2,063)    (3,268)
                                                              --------   --------
Prepaid pension cost........................................  $ 58,002   $ 33,866
                                                              ========   ========

     Net pension cost included the following components:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Service cost-benefits earned during the period..............  $ 10,963   $  9,924   $  8,861
Interest cost on projected benefit obligation...............    18,352     17,236     15,557
Expected (return) on plan assets............................   (22,643)   (25,845)   (24,003)
Net amortization (deferral).................................       407       (777)    (1,083)
                                                              --------   --------   --------
Net periodic pension expense (benefit)......................  $  7,079   $    538   $   (668)
                                                              ========   ========   ========

     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.00% and 4.50%, respectively, at December 31, 2002; 7.75% and 4.50%, respectively, at December 31, 2001; and 8.25% and 4.50%, respectively, at December 31, 2000. The expected long-term rate of return on plan assets was 9.5% at December 31, 2002, 2001, and 2000.

     Contributions to employee profit sharing plans totaled $28,125,000 for 2000. Beginning with the 2001 plan year, Regions' employees could elect to receive their profit sharing contribution as a cash payment or defer it into their 401(k) account. Contributions in 2002 totaled $13,919,000, with $8,750,000 paid in cash and $5,169,000 deferred into the 401(k) plan. Contributions in 2001 totaled $16,422,0000, with $9,357,000 paid in cash and $7,065,000 deferred into the 401(k) plan.

     Beginning in 2001, Regions modified the existing 401(k) plan to incorporate a company match of employee contributions. This match, ranging from 150% to 200% of the employee contribution (up to 3% of compensation), is based on length of service and is invested in Regions common stock. In 2002, Regions' contribution to the 401(k) plan on behalf of employees totaled $16.0 million. In 2001, Regions' contribution to the 401(k) plan on behalf of employees totaled $14.3 million.

     Regions sponsors a defined-benefit postretirement health care plan that covers certain retired employees. Currently the Company pays a portion of the costs of certain health care benefits for all eligible employees that retired before January 1, 1989. No health care benefits are provided for employees retiring at normal retirement age after December 31, 1988. For employees retiring before normal retirement age, the Company currently pays a portion (based upon length of active service at the time of retirement) of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a group insurance program in which premiums are based on the amount of benefits paid. The Company's policy is to fund the Company's share of the cost of health care benefits in amounts determined at the discretion of management.

     The following table sets forth the plan's funded status, using a September 30 measurement date, and amounts recognized in the consolidated statement of condition:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $ 22,996   $ 18,265
Service cost................................................     1,426      1,367
Interest cost...............................................     1,302      1,466
Actuarial (gains) losses....................................       413      3,105
Plan amendments.............................................    (3,172)        -0-
Benefit payments............................................    (2,240)    (1,207)
                                                              --------   --------
Projected benefit obligation, end of year...................  $ 20,725   $ 22,996
                                                              ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $    325   $    247
Actual return on plan assets................................       374         -0-
Company contributions.......................................     1,915      1,285
Benefit payments............................................    (2,240)    (1,207)
                                                              --------   --------
Fair value of plan assets, end of year......................  $    374   $    325
                                                              ========   ========
Funded status of plan.......................................   (20,351)   (22,671)
Recognized net actuarial loss...............................     2,444      8,211
                                                              --------   --------
Accrued postretirement benefit cost.........................  $(17,907)  $(14,460)
                                                              ========   ========

     Net periodic postretirement benefit cost included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Service cost-benefits earned during the period..............  $1,426   $1,367   $1,106
Interest cost on benefit obligation.........................   1,302    1,466    1,208
Net amortization............................................     159      590      590
Recognized (gain)...........................................      -0-      -0-    (126)
                                                              ------   ------   ------
Net periodic postretirement benefit cost....................  $2,887   $3,423   $2,778
                                                              ======   ======   ======

     The assumed health care cost trend rate was 8.5% for 2003 and is assumed to decrease gradually to 5.0% by 2010 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2002, by $1,485,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2002 by $263,000. Decreasing the assumed health care cost trend rates by one percentage in each year would decrease the accumulated postretirement benefit obligation at December 31, 2002, by $1,355,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2002 by $238,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.00% at December 31, 2002, and 7.75% at December 31, 2001.

NOTE L.  LEASES

     Rental expense for all leases amounted to approximately $42,956,000, $36,492,000 and $19,241,000 for 2002, 2001 and 2000, respectively. The approximate future minimum rental commitments as of December 31, 2002, for all noncancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

                                                              EQUIPMENT   PREMISES    TOTAL
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
2003........................................................   $1,040     $ 27,854   $ 28,894
2004........................................................      752       25,087     25,839
2005........................................................      580       22,192     22,772
2006........................................................      180       17,882     18,062
2007........................................................       56       13,124     13,180
2008-2012...................................................       14       28,012     28,026
2013-2017...................................................       -0-       4,295      4,295
2018-2022...................................................       -0-       3,266      3,266
2023-End....................................................       -0-       2,156      2,156
                                                               ------     --------   --------
          Total.............................................   $2,622     $143,868   $146,490
                                                               ======     ========   ========

NOTE M.  COMMITMENTS AND CONTINGENCIES

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

     Loan commitments totaled $6.7 billion at December 31, 2002 and $6.5 billion at December 31, 2001. Standby letters of credit were $1.1 billion at December 31, 2002, and $926.6 million at December 31, 2001. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $38.8 million at December 31, 2002, and $39.8 million at December 31, 2001.

     The Company and its affiliates are defendants in litigation and claims arising from the normal course of business. Based on consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material effect on Regions' consolidated financial statements.

NOTE N.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

     Regions utilizes certain derivatives to hedge the variability of interest cash flows on debt instruments. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At December 31, 2001, Regions reported a $6.9 million loss in other comprehensive income related to cash flow hedges, of which approximately $1.4 million was amortized to interest expense in 2002. The Company will amortize the remaining $5.5 million loss into earnings in conjunction with the recognition of interest payments through 2011. The amount expected to be reclassified during the next twelve months is $1.4 million. For the year ended December 31, 2002, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. Other non-interest expense for the year ended December 31, 2001, included a gain of $835,000 attributable to cash flow hedge ineffectiveness. No gains or losses were recognized during 2002 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

     Regions hedges the changes in fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. For the years ended December 31, 2002 and 2001, Regions recognized a net hedging gain of $5.2 million and a $16,000 net hedging loss, respectively, associated with these hedging instruments. The gross amount of forward contracts totaled $292 million and $551 million at December 31, 2002, and 2001, respectively.

     Regions has also entered into interest rate swap agreements converting a portion of its fixed-rate long-term debt to floating-rate. The fair values of these derivative instruments are included in other assets on the statement of financial condition. For the year ended December 31, 2002, there was a $2.0 million loss recorded in earnings due to hedge ineffectiveness. For the year ended December 31, 2001, there was no ineffectiveness recorded in earnings related to these fair value hedges. No gains or losses were recognized during 2002 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

     The Company also maintains a trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The fair value of the trading portfolio at December 31, 2002 and 2001 was $21.9 million and $7.8 million, respectively.

     Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $16 million and $19 million at December 31, 2002 and 2001, respectively. The Company is subject to the risk that another party will fail to perform.

     In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At December 31, 2002, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $24 million and $92 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

     Regions derivative financial instruments are summarized as follows:

OTHER THAN TRADING DERIVATIVES

                                                                       AS OF DECEMBER 31, 2002
                                                             --------------------------------------------
                                                                                                 AVERAGE
                                                             NOTIONAL   FAIR                     MATURITY
                                                              AMOUNT    VALUE   RECEIVE   PAY    IN YEARS
                                                             --------   -----   -------   ----   --------
                                                                        (DOLLARS IN MILLIONS)
Asset hedges:
  Fair value hedges:
     Forward sale commitments..............................   $  292    $ (3)                      0.2
                                                              ------    ----                       ---
          Total asset hedges...............................   $  292    $ (3)                      0.2
                                                              ======    ====                       ===
Liability hedges:
  Fair value hedges:
     Interest rate swaps...................................   $3,938    $231     5.11%    2.41%    6.1
     Interest rate options.................................    1,400       1        -        -     2.4
                                                              ------    ----     ----     ----     ---
          Total liability hedges...........................   $5,338    $232        -        -     5.2
                                                              ======    ====                       ===

                                                                        AS OF DECEMBER 31, 2001
                                                              --------------------------------------------
                                                                                                  AVERAGE
                                                              NOTIONAL   FAIR                     MATURITY
                                                               AMOUNT    VALUE   RECEIVE   PAY    IN YEARS
                                                              --------   -----   -------   ----   --------
                                                                         (DOLLARS IN MILLIONS)
Asset hedges:
  Fair value hedges:
     Forward sale commitments...............................    $551      $ 4                       0.2
                                                                ----      ---                       ---
          Total asset hedges................................    $551      $ 4                       0.2
                                                                ====      ===                       ===
Liability hedges:
  Fair value hedges:
     Interest rate swaps....................................    $400      $(7)    6.23%    4.75%    3.4
     Interest rate options..................................     400        4        -        -     3.4
                                                                ----      ---     ----     ----     ---
          Total liability hedges............................    $800      $(3)       -        -     3.4
                                                                ====      ===                       ===

DERIVATIVE FINANCIAL INSTRUMENTS

                                                                     AS OF DECEMBER 31,
                                                -------------------------------------------------------------
                                                            2002                            2001
                                                -----------------------------   -----------------------------
                                                   CONTRACT OR                     CONTRACT OR
                                                 NOTIONAL AMOUNT                 NOTIONAL AMOUNT
                                                -----------------               -----------------
                                                 OTHER               CREDIT      OTHER               CREDIT
                                                 THAN                 RISK       THAN                 RISK
                                                TRADING   TRADING   AMOUNT(1)   TRADING   TRADING   AMOUNT(1)
                                                -------   -------   ---------   -------   -------   ---------
                                                                    (DOLLARS IN MILLIONS)
Interest rate swaps...........................  $3,938    $3,170      $170      $  400    $1,334       $24
Interest rate options.........................   1,400       168         -         400       216         -
Futures and forward commitments...............     292     1,166        -0-        551        49         4
Foreign exchange forwards.....................      -0-       16        -0-         -0-       19        -0-
                                                ------    ------      ----      ------    ------       ---
          Total...............................  $5,630    $4,520      $170      $1,351    $1,618       $28
                                                ======    ======      ====      ======    ======       ===

---------------

(1) Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE O.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Loans held for sale: Loans held for sale include both single-family real estate mortgage loans and indirect consumer auto loans. Mortgage loans held for sale have been designated as one of the hedged items in a fair value hedging relationship under Statement 133. Therefore, to the extent changes in fair value are attributable to the interest rate risk being hedged, the change in fair value is recognized in income as an adjustment to the carrying amount of mortgage loans held for sale. Otherwise, mortgage loans held for sale are accounted for under the lower of cost or market method. The fair values are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics. Indirect auto consumer loans are accounted for under the lower of cost or market method. The fair values are based on cash flow models.

     Margin receivables: The carrying amount reported in the consolidated statement of condition approximates the estimated fair value.

     Loans: Estimated fair values for variable-rate loans, which reprice frequently and have no significant credit risk, are based on carrying value. Estimated fair values for all other loans are estimated using discounted cash flow analyses, based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest reported in the consolidated statements of condition approximates the fair value.

     Derivative assets and liabilities: Fair values for derivative instruments are based either on cash flow projection models or observable market prices.

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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                   DECEMBER 31, 2002         DECEMBER 31, 2001
                                                -----------------------   -----------------------
                                                             ESTIMATED                 ESTIMATED
                                                 CARRYING       FAIR       CARRYING       FAIR
                                                  AMOUNT       VALUE        AMOUNT       VALUE
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents...................  $1,912,324   $1,912,324   $1,332,141   $1,332,141
  Interest-bearing deposits in other banks....     303,562      303,562      667,186      667,186
  Securities held to maturity.................      32,909       34,021       34,050       34,054
  Securities available for sale...............   8,961,691    8,961,691    7,813,109    7,813,109
  Trading account assets......................     785,992      785,992      741,896      741,896
  Loans held for sale.........................   1,497,849    1,497,849      890,193      890,193
  Margin receivables..........................     432,337      432,337      523,941      523,941
  Loans, net (excluding leases)...............  29,805,891   30,667,281   29,758,086   30,659,756
  Derivative assets...........................     232,479      232,479        3,338        3,338
Financial liabilities:
  Deposits....................................  32,926,201   33,117,173   31,548,323   31,829,103
  Short-term borrowings.......................   4,085,457    4,085,457    4,098,400    4,098,400
  Long-term borrowings........................   5,386,109    5,576,777    4,747,674    4,932,359
  Derivative liabilities......................       2,788        2,788        3,503        3,503
Off-balance-sheet instruments:
  Loan commitments............................          -0-     (62,345)          -0-     (61,529)
  Standby letters of credit...................          -0-     (16,342)          -0-     (13,899)
  Commercial letters of credit................          -0-         (97)          -0-        (100)

NOTE P.  OTHER INCOME AND EXPENSE

     Other income consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Fees and commissions........................................  $ 56,994   $ 49,040   $ 50,916
Insurance premiums and commissions..........................    65,432     43,872     14,505
Capital markets income......................................    14,327      8,641         -0-
Gain on sale of credit card portfolio.......................        -0-        -0-    67,220
Gain on sale of mortgage servicing rights...................       168      2,851     19,888
Gain (loss) on sale of mortgages by subsidiaries............    87,386     22,896     (3,991)
Gain on sale of interest in ATM network.....................        -0-     1,932         -0-
Gain on auto loan securitization............................     7,489         -0-        -0-
Other miscellaneous income..................................    31,080     63,443     75,229
                                                              --------   --------   --------
          Total.............................................  $262,876   $192,675   $223,767
                                                              ========   ========   ========

     Other expense consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Stationery, printing and supplies...........................  $ 17,344   $ 16,658   $ 14,415
Travel......................................................    22,148     18,480     11,360
Advertising and business development........................    22,137     23,139     20,762
Postage and freight.........................................    21,123     20,365     17,846
Telephone...................................................    34,326     33,752     34,243
Legal and other professional fees...........................    40,609     37,344     29,741
Other non-credit losses.....................................    41,792     60,702     43,520
Outside computer services...................................    26,051     21,431     19,942
Other outside services......................................    54,698     34,624     32,665
Licenses, use, and other taxes..............................    10,155      5,556      5,420
Amortization of mortgage servicing rights...................    33,856     41,359     33,619
Impairment provision -- mortgage servicing rights...........    36,725      3,775         -0-
Subsidiary minority interest................................    12,321      2,680        637
Amortization of excess purchase price.......................        -0-    52,109     29,164
Amortization of core deposit intangible.....................     1,406         29         -0-
Ineffective hedge expense...................................     6,709     (4,463)        -0-
Loss on debt extinguishment.................................     5,187         -0-        -0-
FDIC insurance..............................................     4,914      5,412      5,059
Other miscellaneous expenses................................   152,914    119,653     85,053
                                                              --------   --------   --------
          Total.............................................  $544,415   $492,605   $383,446
                                                              ========   ========   ========

NOTE Q.  INCOME TAXES

     At December 31, 2002, Regions has net operating loss carryforwards for federal tax purposes of $3.7 million that expire in years 2003 through 2013. These carryforwards resulted from various acquired financial institutions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Regions' deferred tax assets and liabilities as of December 31, 2002 and 2001 are listed below.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Loan loss allowance.......................................  $163,352   $157,291
  Net operating loss carryforwards..........................     1,394        992
  Other.....................................................   107,937     68,193
                                                              --------   --------
          Total deferred tax assets.........................   272,683    226,476
Deferred tax liabilities:
  Tax over book depreciation................................     6,091      5,806
  Accretion of bond discount................................     4,670      2,287
  Direct lease financing....................................   117,795     83,807
  Pension...................................................    25,259     14,510
  Mark-to-market of securities available for sale...........   100,713     36,910
  Originated mortgage servicing rights......................    36,220     23,686
  Other.....................................................    60,120     46,858
                                                              --------   --------
          Total deferred tax liabilities....................   350,868    213,864
                                                              --------   --------
  Net deferred tax (liability) asset........................  $(78,185)  $ 12,612
                                                              ========   ========

     Applicable income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the reasons below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Tax on income computed at statutory federal income tax
  rate......................................................  $304,234   $251,283   $259,604
Increases (decreases) in taxes resulting from:
  Tax exempt income from obligations of states and political
     subdivisions...........................................   (13,971)   (17,490)   (17,082)
  State income tax, net of federal tax benefit..............     8,025      3,770      2,291
  Effect of recapitalization of subsidiary..................   (30,000)   (40,000)   (24,000)
  Non-deductible goodwill...................................        -0-    17,634     10,711
  Tax credits...............................................   (21,328)   (17,671)        -0-
  Other, net................................................     2,378     11,491    (17,321)
                                                              --------   --------   --------
          Total.............................................  $249,338   $209,017   $214,203
                                                              ========   ========   ========
Effective tax rate..........................................      28.7%      29.1%      28.9%

     During the fourth quarter of 2000, Regions recapitalized one of its subsidiaries by raising Tier 2 capital through issuance of a new class of participating preferred stock of this subsidiary. Regions is not subject to tax on the portion of the subsidiary's income allocated to the holders of the preferred stock for federal income tax purposes.

     The provisions for income taxes (benefit) in the consolidated statements of income are summarized below. Included in these amounts are income taxes of $18,079,000, $11,237,000 and $(13,975,000) in 2002, 2001 and 2000, respectively, related to securities transactions.

                                                              CURRENT    DEFERRED    TOTAL
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
2002
Federal.....................................................  $209,916   $27,076    $236,992
State.......................................................    10,420     1,926      12,346
                                                              --------   -------    --------
          Total.............................................  $220,336   $29,002    $249,338
                                                              ========   =======    ========
2001
Federal.....................................................  $180,184   $23,033    $203,217
State.......................................................     5,143       657       5,800
                                                              --------   -------    --------
          Total.............................................  $185,327   $23,690    $209,017
                                                              ========   =======    ========
2000
Federal.....................................................  $199,974   $10,705    $210,679
State.......................................................     3,345       179       3,524
                                                              --------   -------    --------
          Total.............................................  $203,319   $10,884    $214,203
                                                              ========   =======    ========

NOTE R.  BUSINESS COMBINATIONS

     During 2002 Regions completed the following business combinations:

                                                                                        ACCOUNTING
DATE   COMPANY                                  HEADQUARTERS LOCATION   TOTAL ASSETS    TREATMENT
----   -------                                  ---------------------  --------------   ----------
                                                                       (IN THOUSANDS)
April  ICT Group, LLC                           New Iberia, Louisiana     $    900       Purchase
April  Brookhollow Bancshares, Inc.             Dallas, Texas              166,916       Purchase
May    Independence Bank, National Association  Houston, Texas             112,408       Purchase

     The total consideration paid for these business combinations was approximately $50 million in cash. Total intangible assets recorded in connection with the purchase transactions totaled approximately $30 million.

     During 2001 Regions completed the following additional business combinations:

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

     Because the 2002 and 2001 business combinations were accounted for as purchases, Regions' consolidated financial statements include the results of operations of those companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis, as if all the above companies had been acquired on January 1, 2001. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisitions had occurred at the beginning of the periods presented, or of results which may occur in the future.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                                                    (UNAUDITED)
Interest income.............................................  $2,540,923   $3,170,185
Interest expense............................................   1,040,468    1,710,747
                                                              ----------   ----------
  Net interest income.......................................   1,500,455    1,459,438
Provision for loan losses...................................     127,767      166,727
Non-interest income.........................................   1,264,046    1,313,476
Non-interest expense........................................   1,769,716    1,872,013
                                                              ----------   ----------
  Income before income taxes................................     867,018      734,174
Applicable income taxes.....................................     249,324      218,325
                                                              ----------   ----------
Net income..................................................  $  617,694   $  515,849
                                                              ==========   ==========
Net income per share........................................       $2.75        $2.26
Net income per share, diluted...............................        2.71         2.24

     The following chart summarizes the assets acquired and liabilities assumed in connection with business combinations in 2002 and 2001.

                                                               2002       2001
                                                              -------   ---------
                                                                (IN THOUSANDS)
Cash and due from banks.....................................  $82,242   $ 190,871
Interest-bearing deposits...................................    4,756     543,507
Securities held to maturity.................................       20      12,050
Securities available for sale...............................   33,492     138,997
Trading account assets......................................       -0-    589,998
Margin receivables..........................................       -0-    523,118
Loans, net..................................................  153,683     324,497
Other assets................................................    6,031     689,072
Deposits....................................................  252,959     390,851
Borrowings..................................................    4,260   1,576,189
Other liabilities...........................................    1,988     231,172

     As of December 31, 2002, Regions had no pending business combinations.

NOTE S.  STOCK OPTION AND LONG-TERM INCENTIVE PLANS

     Regions has stock option plans for certain key employees that provide for the granting of options to purchase up to 5,720,000 shares of Regions' common stock (excluding options assumed in connection with acquisitions). The terms of options granted are determined by the personnel committee of the Board of Directors; however, no options may be granted after ten years from the plans' adoption, and no options may be exercised beyond ten years from the date granted. The option price per share of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options may be less than the fair market value of the common stock on the date of the grant. The plans also permit the granting of stock appreciation rights to holders of stock options. Stock appreciation rights were attached to 24,694 of the options outstanding at December 31, 2000. No stock appreciation rights were attached to options outstanding at December 31, 2002 and 2001.

     Regions' long-term incentive plans provide for the granting of up to 35,000,000 shares of common stock in the form of stock options, stock appreciation rights, performance awards or restricted stock awards. The terms of stock options granted under the long-term incentive plans are generally subject to the same terms as options granted under Regions' stock option plans. A maximum of 5,500,000 shares of restricted stock and 30,000,000 shares of performance awards may be granted. During 2002, 2001, and 2000, Regions granted 382,210; 329,750, and 256,042 shares, respectively, as restricted stock. Grantees of restricted stock must remain employed with Regions for certain periods from the date of the grant at the same or a higher level in order for the shares to be released. However, during this period the grantee is eligible to receive dividends and exercise voting privileges on such restricted shares. In 2002, 2001, and 2000, 236,896; 134,227 and 59,216 restricted shares, respectively, were released. Total expense for restricted stock was $8,738,000 in 2002, $4,310,000 in 2001, and $2,753,000 in 2000.

     In connection with the business combinations with other companies in prior years, Regions assumed stock options, that were previously granted by those companies and converted those options, based on the appropriate exchange ratio, into options to acquire Regions' common stock. The common stock for such options has been registered under the Securities Act of 1933 by Regions and is not included in the maximum number of shares that may be granted by Regions under its existing stock option plans.

     Stock option activity (including assumed options) over the last three years is summarized as follows:

                                                                                             WEIGHTED
                                                                               OPTION        AVERAGE
                                                            SHARES UNDER        PRICE        EXERCISE
                                                               OPTION         PER SHARE       PRICES
                                                            ------------   ---------------   --------
Balance at January 1, 2000................................    7,137,529    $4.35 -- $41.38    $25.16
  Options assumed through acquisitions....................       21,133              10.00     10.00
  Granted.................................................    2,283,354    20.09 --  24.26     20.14
  Exercised...............................................     (450,865)    4.35 --  20.88     10.22
  Canceled................................................     (200,718)    4.81 --  41.38     33.28
                                                             ----------
Outstanding at December 31, 2000..........................    8,790,433    $4.35 -- $41.38    $24.40
  Options assumed through acquisitions....................      575,993     7.30 --  27.41     20.14
  Granted.................................................    9,555,042    27.91 --  32.30     28.56
  Exercised...............................................     (914,782)    4.35 --  26.06     15.78
  Canceled................................................     (724,774)   14.19 --  41.34     28.40
                                                             ----------
Outstanding at December 31, 2001..........................   17,281,912    $5.01 -- $41.38    $26.85
  Granted.................................................    3,883,100    30.42 --  35.77     31.31
  Exercised...............................................   (1,705,370)    5.01 --  35.66     20.50
  Canceled................................................     (480,099)   16.00 --  41.34     30.18
                                                             ----------
Outstanding at December 31, 2002..........................   18,979,543    $5.01 -- $41.38    $28.25
                                                             ==========
  Exercisable at December 31, 2002........................    9,967,534    $5.01 -- $41.38    $26.92

     During 2001, Regions granted approximately 5.9 million options (included in the table above) as a part of retention packages for Morgan Keegan' employees. These options were granted to retain certain key employees important to the success of the business combination.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Pro forma net income and net income per share data is presented below for the years ended December 31 as if the fair-value method had been applied in measuring compensation costs:

                                                                2002       2001       2000
                                                              --------   --------   --------
Pro forma net income (in thousands).........................  $605,978   $475,081   $517,931
Pro forma net income per share..............................     $2.70      $2.11      $2.35
Pro forma net income per share, diluted.....................      2.66       2.09       2.33

     Regions' options outstanding have a weighted average contractual life of
7.1 years. The weighted average fair value of options granted was $4.61 in 2002, $4.83 in 2001 and $3.52 in 2000. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002: expected dividend yield of 3.48%; expected option life of 5 years; expected volatility of 21.8%; and a risk-free interest rate of 2.7%. The 2001 assumptions used in the model included: expected dividend yield of 3.7%; expected option life of 5 years; expected volatility of 22.2%; and a risk-free interest rate of 4.3%. The 2000 assumptions were: expected dividend yield of 3.9%; expected option life of 5 years; expected volatility of 22.2%; and a risk-free interest rate of 5.0%.

     Since the exercise price of the Company's employee stock options equals the market price of underlying stock on the date of grant, no compensation expense is recognized.

     The effects of applying Statement 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

NOTE T.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Presented below are condensed financial statements of Regions Financial
Corporation:

STATEMENTS OF CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................  $  301,261   $  271,676
Loans to subsidiaries.......................................     180,000      302,950
Securities held to maturity.................................       2,334        3,131
Securities available for sale...............................      32,389          179
Premises and equipment......................................      12,021       11,648
Investment in subsidiaries:
  Banks.....................................................   4,147,456    3,645,417
  Non-banks.................................................     943,707      884,844
                                                              ----------   ----------
                                                               5,091,163    4,530,261
Other assets................................................     321,208       60,270
                                                              ----------   ----------
                                                              $5,940,376   $5,180,115
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper............................................  $   17,250   $   27,750
Long-term borrowings........................................   1,658,416      996,025
Other liabilities...........................................      86,288      120,575
                                                              ----------   ----------
Total liabilities...........................................   1,761,954    1,144,350
Stockholders' equity:
  Common stock..............................................     138,336      143,801
  Surplus...................................................     936,958    1,252,809
  Undivided profits.........................................   3,116,748    2,650,389
  Unearned restricted stock.................................     (13,620)     (11,234)
                                                              ----------   ----------
          Total stockholders' equity........................   4,178,422    4,035,765
                                                              ----------   ----------
                                                              $5,940,376   $5,180,115
                                                              ==========   ==========

STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income:
  Dividends received from bank..............................  $225,058   $450,000   $568,533
  Service fees from subsidiaries............................    65,012     54,309     47,049
  Interest from subsidiaries................................    10,202     17,124      4,144
  Other.....................................................     2,352      2,253      6,213
                                                              --------   --------   --------
                                                               302,624    523,686    625,939
Expenses:
  Salaries and employee benefits............................    29,198     23,242     16,936
  Interest..................................................    54,881     67,130     19,557
  Net occupancy expense.....................................     1,689      1,609      1,322
  Furniture and equipment expense...........................     1,487        896        784
  Legal and other professional fees.........................     8,018      9,408     11,976
  Amortization of excess purchase price.....................        -0-    20,878     18,683
  Other expenses............................................    15,967     11,640      8,502
                                                              --------   --------   --------
                                                               111,240    134,803     77,760
Income before income taxes and equity in undistributed
  earnings of subsidiaries..................................   191,384    388,883    548,179
Applicable income taxes (credit)............................   (13,562)   (15,585)    (7,022)
                                                              --------   --------   --------
Income before equity in undistributed earnings of
  subsidiaries..............................................   204,946    404,468    555,201
Equity in undistributed earnings of subsidiaries:
  Banks.....................................................   379,248     93,327    (32,230)
  Non-banks.................................................    35,708     11,139      4,552
                                                              --------   --------   --------
                                                               414,956    104,466    (27,678)
                                                              --------   --------   --------
          Net Income........................................  $619,902   $508,934   $527,523
                                                              ========   ========   ========

     Aggregate maturities of long-term borrowings in each of the next five years for the parent company only are as follows: $710,000 in 2003; $100,850,000 in 2004; $870,000 in 2005; $910,000 in 2006; and $950,000 in 2007.

STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net income................................................  $ 619,902   $ 508,934   $ 527,523
  Adjustments to reconcile net cash provided by
  Operating activities:
     Equity in undistributed earnings of subsidiaries.......   (414,956)   (104,465)     27,678
     Provision for depreciation and amortization............     13,859      26,828      22,661
     (Decrease) in other liabilities........................    (34,288)    (32,760)    (58,569)
     Loss (gain) on sale of premises and equipment..........         10         (19)          2
     (Increase) in other assets.............................   (263,126)    (34,027)    (29,547)
     Stock issued to employees under incentive plan.........         -0-         -0-      3,088
                                                              ---------   ---------   ---------
          Net cash (used) provided by operating
            activities......................................    (78,599)    364,491     492,836
Investing activities:
  Investment in subsidiaries................................    (45,037)   (232,630)    100,181
  Principal payments (advances) on loans to subsidiaries....    122,950    (302,950)      6,200
  Purchases and sales of premises and equipment.............     (1,905)       (622)        134
  Maturity of securities held to maturity...................        810          -0-        793
  Purchase of available for sale securities.................    (31,875)         -0-       (123)
                                                              ---------   ---------   ---------
          Net cash provided (used) by investing
            activities......................................     44,943    (536,202)    107,185
Financing activities:
  (Decrease) in commercial paper borrowings.................    (10,500)         -0-    (29,000)
  Cash dividends............................................   (259,207)   (250,257)   (238,447)
  Purchase of treasury stock................................   (358,199)   (406,733)   (149,119)
  Proceeds from long-term borrowings........................    749,972     802,846       8,122
  Principal payments on long-term borrowings................    (87,580)    (26,660)     (1,730)
  Exercise of stock options.................................     28,755       9,280       2,607
                                                              ---------   ---------   ---------
          Net cash provided (used) by financing
            activities......................................     63,241     128,476    (407,567)
                                                              ---------   ---------   ---------
  Increase (decrease) in cash and cash equivalents..........     29,585     (43,235)    192,454
  Cash and cash equivalents at beginning of year............    271,676     314,911     122,457
                                                              ---------   ---------   ---------
  Cash and cash equivalents at end of year..................  $ 301,261   $ 271,676   $ 314,911
                                                              =========   =========   =========

NOTE U.  REGULATORY CAPITAL REQUIREMENTS

     Regions and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 2002, the most recent notification from federal banking agencies categorized Regions and its significant subsidiaries as "well capitalized" under the regulatory framework.

     Minimum capital requirements for all banks are Tier 1 Capital of at least 4% of risk-weighted assets, Total Capital of at least 8% of risk-weighted assets and a Leverage Ratio of 3%, plus an additional 100- to 200- basis point cushion in certain circumstances, of adjusted quarterly average assets. Tier 1 Capital consists principally of stockholders' equity, excluding unrealized gains and losses on securities available for sale, less excess purchase price and certain other intangibles. Total Capital consists of Tier 1 Capital plus certain debt instruments and the allowance for loan losses, subject to limitation.

     Regions' and its most significant subsidiary's capital levels at December 31, 2002 and 2001, exceeded the "well capitalized" levels, as shown below:

                                                             DECEMBER 31, 2002
                                                           ----------------------   TO BE WELL
                                                               AMOUNT       RATIO   CAPITALIZED
                                                           --------------   -----   -----------
                                                           (IN THOUSANDS)
Tier 1 Capital:
  Regions Financial Corporation..........................    $3,241,690      8.98%      6.00%
  Regions Bank...........................................     3,496,862     10.01       6.00
Total Capital:
  Regions Financial Corporation..........................    $4,995,804     13.84%     10.00%
  Regions Bank...........................................     4,130,762     11.82      10.00
Leverage:
  Regions Financial Corporation..........................    $3,241,690      6.92%      5.00%
  Regions Bank...........................................     3,496,862      7.99       5.00

                                                             DECEMBER 31, 2001
                                                           ----------------------   TO BE WELL
                                                               AMOUNT       RATIO   CAPITALIZED
                                                           --------------   -----   -----------
                                                           (IN THOUSANDS)
Tier 1 Capital:
  Regions Financial Corporation..........................    $3,234,909      9.66%      6.00%
  Regions Bank...........................................     3,036,633      9.58       6.00
Total Capital:
  Regions Financial Corporation..........................    $4,428,174     13.23%     10.00%
  Regions Bank...........................................     3,629,944     11.45      10.00
Leverage:
  Regions Financial Corporation..........................    $3,234,909      7.41%      5.00%
  Regions Bank...........................................     3,036,633      7.42       5.00

     In addition, Regions' subsidiaries engaged in mortgage banking must adhere to various U.S. Department of Housing and Urban Development (HUD) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2002, RMI and EquiFirst were in compliance with HUD guidelines. RMI and EquiFirst are also subject to various capital requirements by secondary market investors.

NOTE V.  EARNINGS PER SHARE

     The following table sets forth the computation of basic net income per share and diluted net income per share.

                                                            2002       2001       2000
                                                          --------   --------   --------
                                                               (IN THOUSANDS EXCEPT
                                                                PER SHARE AMOUNTS)
Numerator:
  For basic net income per share and diluted net income
     per share, net income..............................  $619,902   $508,934   $527,523
                                                          ========   ========   ========
Denominator:
  For basic net income per share --
     weighted average shares outstanding................   224,312    224,733    220,762
  Effect of dilutive securities:
     Stock options......................................     3,327      2,330      1,015
     Performance shares.................................        -0-        -0-       212
                                                          --------   --------   --------
                                                             3,327      2,330      1,227
                                                          --------   --------   --------
  For diluted net income per share......................   227,639    227,063    221,989
                                                          ========   ========   ========
Basic net income per share..............................  $   2.76   $   2.26   $   2.39
                                                          ========   ========   ========
Diluted net income per share............................  $   2.72   $   2.24   $   2.38
                                                          ========   ========   ========

NOTE W.  BUSINESS SEGMENT INFORMATION

     Regions' segment information is presented based on Regions' primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions' customers. The Company's primary segment is Community Banking. Community Banking represents the Company's branch banking functions and has separate management that is responsible for the operation of that business unit. In addition, Regions has designated as distinct reportable segments the activity of its treasury, mortgage banking, investment banking/brokerage/trust, and insurance divisions. The treasury division includes the Company's bond portfolio, indirect mortgage lending division, and other wholesale activities. Mortgage banking consists of origination and servicing functions of Regions mortgage subsidiaries. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan and, for periods prior to the acquisition of Morgan Keegan, the activities of Regions' securities brokerage subsidiary. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated "Other" includes activity of Regions indirect consumer lending division and the parent company.

     At the end of 2000, Regions implemented a new funds transfer pricing system affecting the method by which unit banks are reported within each region. This methodology is based on duration matched transfer pricing. The new system was in place for the full year of 2001 and 2002 and influences comparability with the year 2000. During 2002, Regions modified the funds transfer pricing system to include a prepayment option premium and term credit spreads on certain commercial and real estate loans. These adjustments had the impact of reducing 2002 net interest income approximately $69.4 million and 2002 net income approximately $43.4 million for the Community Banking Segment.

     The accounting policies used by each reportable segment are the same as those discussed in Note A (summary of significant accounting policies). The following table presents financial information for each reportable segment.

                                                            TOTAL BANKING
                                               ---------------------------------------
                                                COMMUNITY                                 MORTGAGE
                                                 BANKING      TREASURY      COMBINED       BANKING
                                               -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS)
2002
Net interest income..........................  $ 1,132,960   $   288,285   $ 1,421,245   $    38,608
Provision for loan losses....................      122,914         2,187       125,101           470
Non-interest income..........................      324,433        57,957       382,390       237,378
Non-interest expense.........................      790,885        41,785       832,670       208,505
Income taxes (benefit).......................      182,236       113,351       295,587        23,037
                                               -----------   -----------   -----------   -----------
  Net income (loss)..........................  $   361,358   $   188,919   $   550,277   $    43,974
                                               ===========   ===========   ===========   ===========
Average assets...............................  $25,513,192   $13,552,608   $39,065,800   $ 1,057,781

                                               INVESTMENT
                                                BANKING/
                                               BROKERAGE/                                   TOTAL
                                                  TRUST       INSURANCE       OTHER      CORPORATION
                                               -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Net interest income..........................  $    28,922   $     2,517   $     6,296   $ 1,497,588
Provision for loan losses....................           -0-           -0-        1,929       127,500
Non-interest income..........................      579,514        63,740        (4,144)    1,258,878
Non-interest expense.........................      502,066        47,214       169,271     1,759,726
Income taxes (benefit).......................       39,441         6,769      (115,496)      249,338
                                               -----------   -----------   -----------   -----------
  Net income (loss)..........................  $    66,929   $    12,274   $   (53,552)  $   619,902
                                               ===========   ===========   ===========   ===========
Average assets...............................  $ 2,787,079   $   112,785   $ 3,116,427   $46,139,872

                                                               TOTAL BANKING
                                                  ---------------------------------------
                                                   COMMUNITY                                MORTGAGE
                                                    BANKING      TREASURY      COMBINED     BANKING
                                                  -----------   -----------   -----------   --------
                                                                    (IN THOUSANDS)
2001
Net interest income.............................  $ 1,175,072   $   193,467   $ 1,368,539   $ 22,814
Provision for loan losses.......................      155,076         2,531       157,607        421
Non-interest income.............................      322,854        22,950       345,804    194,091
Non-interest expense............................      724,718        32,440       757,158    156,688
Income taxes (benefit)..........................      219,093        68,042       287,135     18,945
                                                  -----------   -----------   -----------   --------
  Net income (loss).............................  $   399,039   $   113,404   $   512,443   $ 40,851
                                                  ===========   ===========   ===========   ========
Average assets..................................  $24,197,628   $15,272,366   $39,469,994   $902,012

                                                          INVESTMENT
                                                           BANKING/
                                                          BROKERAGE/                               TOTAL
                                                            TRUST      INSURANCE     OTHER      CORPORATION
                                                          ----------   ---------   ----------   -----------
                                                                           (IN THOUSANDS)
Net interest income.....................................  $   23,485    $ 3,211    $    7,444   $ 1,425,493
Provision for loan losses...............................          -0-        -0-        7,374       165,402
Non-interest income.....................................     431,180     44,984       (11,278)    1,004,781
Non-interest expense....................................     377,420     33,686       221,969     1,546,921
Income taxes (benefit)..................................      28,362      4,477      (129,902)      209,017
                                                          ----------    -------    ----------   -----------
  Net income (loss).....................................  $   48,883    $10,032    $ (103,275)  $   508,934
                                                          ==========    =======    ==========   ===========
Average assets..........................................  $2,721,781    $87,263    $1,474,082   $44,655,132

                                                                       TOTAL BANKING
                                                          ---------------------------------------
                                                           COMMUNITY                                MORTGAGE
                                                            BANKING      TREASURY      COMBINED     BANKING
                                                          -----------   -----------   -----------   --------
                                                                            (IN THOUSANDS)
2000
Net interest income.....................................  $ 1,229,868   $  (63,888)   $ 1,165,980   $ 12,553
Provision for loan losses...............................      116,243         3,348       119,591        102
Non-interest income.....................................      314,527           108       314,635    141,346
Non-interest expense....................................      673,909        22,903       696,812    103,685
Income taxes (benefit)..................................      280,483      (33,762)       246,721     19,085
                                                          -----------   -----------   -----------   --------
  Net income............................................  $   473,760   $  (56,269)   $   417,491   $ 31,027
                                                          ===========   ===========   ===========   ========
Average assets..........................................  $23,061,148   $17,970,601   $41,031,749   $784,148

                                                          INVESTMENT
                                                           BANKING/
                                                          BROKERAGE/                             TOTAL
                                                            TRUST      INSURANCE    OTHER     CORPORATION
                                                          ----------   ---------   --------   -----------
                                                                          (IN THOUSANDS)
Net interest income.....................................   $ 1,904      $ 2,475    $205,885   $ 1,388,797
Provision for loan losses...............................        -0-          -0-      7,406       127,099
Non-interest income.....................................    98,311       14,817      32,101       601,210
Non-interest expense....................................    73,208        5,902     241,575     1,121,182
Income taxes (benefit)..................................    10,123        3,224     (64,950)      214,203
                                                           -------      -------    --------   -----------
  Net income............................................   $16,884      $ 8,166    $ 53,955   $   527,523
                                                           =======      =======    ========   ===========
Average assets..........................................   $70,329      $44,997    $958,114   $42,889,337

NOTE X.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (Statement 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142 (Statement
142), "Goodwill and Other Intangible Assets." Statement 141 prohibits the use of the pooling-of-interests method to account for business combinations initiated after June 30, 2001. Statement 142 provides guidance for the amortization of goodwill arising from the use of the purchase method to account for business combinations. Goodwill arising from purchase business combinations completed after June 30, 2001, will not be amortized. The accounting for goodwill and other intangible assets required under Statement 142 was effective for the fiscal year beginning January 1, 2002.

     The following tables illustrate the impact of the adoption of Statement
142:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                   (IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Net income..................................................  $619,902   $508,934   $527,523
Add back: excess purchase price amortization................        -0-    46,751     22,910
                                                              --------   --------   --------
Net income as adjusted for the adoption of Statement 142....  $619,902   $555,685   $550,433
                                                              ========   ========   ========
Per share:
  Net income................................................     $2.76      $2.26      $2.39
  Net income -- diluted.....................................     $2.72      $2.24      $2.38
  Net income, as adjusted for the adoption of Statement
     142....................................................     $2.76      $2.47      $2.49
  Net income -- diluted, as adjusted for the adoption of
     Statement 142..........................................     $2.72      $2.45      $2.48

     FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Statement 146 became effective for the Company on January 1, 2003, and did not have a material effect on its financial position or results of operations.

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (Statement 147), "Acquisitions of Certain Financial Institutions." Statement 147 became effective at issuance and required companies to cease amortization of unidentifiable intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. In addition, Statement 147 amends FASB Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 did not have a material effect on Regions' financial position or results of operations.

     On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." Statement 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. Statement 148's amendment of the transition and annual disclosure requirements of Statement 123 are effective for fiscal years ending after December 15, 2002. The adoption of this Statement did not have a material impact on financial position or results of operations (See Note S to the consolidated financial statements).

     In January, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." This Interpretation addresses consolidation by business enterprises of variable interest entities (VIE). FIN 46 defines a VIE as one which has one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity and/or (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights,
(b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. FIN 46 excludes certain interests from its scope including transferors to qualifying special purpose entities subject to Statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and employee benefit plans subject to specific accounting requirements in existing FASB Statements. FIN 46 is effective immediately to VIEs created after January 31, 2003 and is effective in the interim period beginning after June 15, 2003 for VIEs in which an enterprise holds prior to January 31, 2003. The Company is currently assessing the impact, if any, the interpretation will have on results of operations and financial position.

NOTE Y. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS, COMMON STOCK MARKET PRICES
        AND DIVIDENDS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                      -----------------------------------------
                                                      MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                      --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
Total interest income...............................  $641,576   $638,719   $640,694   $616,000
Total interest expense..............................   271,790    263,628    260,549    243,434
                                                      --------   --------   --------   --------
Net interest income.................................   369,786    375,091    380,145    372,566
Provision for loan losses...........................    30,000     30,000     35,000     32,500
                                                      --------   --------   --------   --------
Net interest income after provision for loan
  losses............................................   339,786    345,091    345,145    340,066
Total non-interest income, excluding securities
  gains.............................................   276,752    288,772    304,039    337,661
Securities gains....................................     1,856      1,928     22,642     25,228
Total non-interest expense..........................   402,360    421,073    452,451    483,842
Income taxes........................................    61,971     61,592     62,896     62,879
                                                      --------   --------   --------   --------
Net income..........................................  $154,063   $153,126   $156,479   $156,234
                                                      ========   ========   ========   ========
Per share:
  Net income........................................  $    .67   $    .68   $    .71   $    .71
  Net income, diluted...............................       .66        .67        .70        .70
  Cash dividends declared...........................       .29        .29        .29        .29
  Market price:
     Low............................................     29.54      33.61      28.00      27.10
     High...........................................     34.86      36.25      36.24      35.47

2001
Total interest income...............................  $807,268   $794,420   $756,095   $697,854
Total interest expense..............................   460,134    443,268    400,283    326,459
                                                      --------   --------   --------   --------
Net interest income.................................   347,134    351,152    355,812    371,395
Provision for loan losses...........................    28,500     28,990     30,000     77,912
                                                      --------   --------   --------   --------
Net interest income after provision for loan
  losses............................................   318,634    322,162    325,812    293,483
Total non-interest income, excluding securities
  gains.............................................   146,947    275,877    259,691    290,160
Securities gains (losses)...........................       474         (7)     4,534     27,105
Total non-interest expense..........................   293,372    436,210    398,661    418,678
Income taxes........................................    49,931     49,023     56,177     53,886
                                                      --------   --------   --------   --------
Net income..........................................  $122,752   $112,799   $135,199   $138,184
                                                      ========   ========   ========   ========
Per share:
  Net income........................................  $    .57   $    .50   $    .59   $    .60
  Net income, diluted...............................       .57        .49        .59        .60
  Cash dividends declared...........................       .28        .28        .28        .28
  Market price:
     Low............................................     26.00      27.63      25.73      26.25
     High...........................................     32.06      32.99      32.50      30.29

     Regions Common Stock trades on the New York Stock Exchange under the symbol RF. At December 31, 2002, there were 52,020 shareholders of record of Regions Financial Corporation Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     All information presented under the captions "Information On Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's proxy statement to be dated approximately April 14, 2003, are incorporated by reference.

     Executive officers of the Registrant as of December 31, 2002, are as follows:

                                                               POSITION AND
                                                             OFFICES HELD WITH                 OFFICER
EXECUTIVE OFFICER                        AGE            REGISTRANT AND SUBSIDIARIES             SINCE
-----------------                        ---            ---------------------------            -------
Carl E. Jones, Jr. ....................  62    Chairman, Director, President and Chief          1983*
                                               Executive Officer, Registrant and Regions
                                                 Bank; Director Regions Mortgage, Inc.,
                                                 Regions Interstate Billing Service, Inc.,
                                                 and EFC Holdings Corporation.
Richard D. Horsley.....................  60    Vice Chairman, Director and Chief Operating       1972
                                                 Officer, Registrant and Regions Bank;
                                                 Director and Vice President, Regions
                                                 Agency, Inc.; Director, Regions Life
                                                 Insurance Company, Regions Mortgage, Inc.,
                                                 and EFC Holdings Corporation.
Allen B. Morgan, Jr. ..................  60    Director, Registrant and Regions Bank;           2001*
                                               Chairman and Director Morgan Keegan &
                                                 Company, Inc.
John I. Fleischauer, Jr. ..............  54    President/West Region; Director, Regions         1999*
                                               Bank.
Wilbur B. Hufham**.....................  65    President/Central Region; Director, Regions      1983*
                                               Bank; Director Regions Mortgage, Inc.
Peter D. Miller........................  56    President/East Region; Director, Regions         1996*
                                               Bank.
William E. Askew.......................  53    Executive Vice President -- Retail Banking        1987
                                                 Division, Registrant and Regions Bank;
                                                 Director, Regions Bank.
D. Bryan Jordan........................  41    Executive Vice President and Chief Financial      2000
                                                 Officer, Registrant and Regions Bank;
                                                 Director and President, Regions Asset
                                                 Management Company, Inc. and RAMCO-FL
                                                 Holding, Inc.; Director, Regions Bank and
                                                 Rebsamen Insurance, Inc.
E. Cris Stone..........................  60    Executive Vice President -- Chief Credit          1988
                                               Officer, Registrant and Regions Bank;
                                                 Director and Vice President, Regions
                                                 Financial Leasing, Inc.; Director Regions
                                                 Bank and Regions Interstate Billing
                                                 Service, Inc.
Samuel E. Upchurch Jr..................  51    Regional President/Central Region; General        1994
                                                 Counsel and Corporate Secretary, Registrant
                                                 and Regions Bank; Director Regions Bank,
                                                 Regions Interstate Billing Service, Inc.,
                                                 EFC Holdings Corporation, Rebsamen
                                                 Insurance, Inc., Regions Asset Management
                                                 Company, Inc., and RAMCO-FL Holding, Inc.

                                                               POSITION AND
                                                             OFFICES HELD WITH                 OFFICER
EXECUTIVE OFFICER                        AGE            REGISTRANT AND SUBSIDIARIES             SINCE
-----------------                        ---            ---------------------------            -------
David C. Gordon........................  54    Executive Vice President -- Operations            2003
                                                 Division, Registrant and Regions Bank;
                                                 Director Regions Bank.
Robert A. Goethe.......................  48    Chairman and Chief Executive                      2003
                                                 Officer -- Regions Mortgage. Inc.; Director
                                                 Regions Bank.
Ronald C. Jackson......................  46    Senior Vice President and Comptroller,            2003
                                                 Registrant and Regions Bank; Director and
                                                 Secretary/Treasurer, Regions Asset
                                                 Management Company, Inc.;
                                                 Secretary/Treasurer, RAMCO-FL Holding, Inc.

---------------

 * The years indicated are those in which the individual was first deemed to be an executive officer of Registrant, although in every case the individual had been an executive officer of a subsidiary of Registrant for a number of years.

** Mr. Hufham retired February 28, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     All information presented under the caption "Executive Compensation and Other Transactions", excluding the information under the subheading "Compensation Committee Executive Compensation Report" of the Registrant's proxy statement to be dated approximately April 14, 2003, are incorporated herein by reference. All information presented under the caption "Executive Compensation Report" of the Registrant's proxy statement to be dated approximately April 14, 2003, are specifically not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     All information presented under the captions "Voting Securities and Principal Holders Thereof" and "Information on Directors" of the Registrant's proxy statement to be dated approximately April 14, 2003, are incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions existing equity compensation plans as of December 31, 2002.

                                                                                            NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES                               REMAINING AVAILABLE FOR
                                        TO BE ISSUED UPON         WEIGHTED AVERAGE      FUTURE ISSUANCE UNDER EQUITY
                                           EXERCISE OF           EXERCISE PRICE OF           COMPENSATION PLANS
                                       OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
PLAN CATEGORY                          WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      REFLECTED IN FIRST COLUMN)
-------------                         ----------------------    --------------------    ----------------------------
Equity Compensation Plans Approved
  by Stockholders...................        15,462,405(a)              $28.68(a)                 10,721,062(b)
Equity Compensation Plans Not
  Approved by Stockholders(c).......         3,517,138                 $26.35                           -0-
                                            ----------                                           ----------
Total...............................        18,979,543                 $28.25                    10,721,062

(a) Does not include outstanding restricted stock awards.

(b) Calculated by deducting all grants from the total number of share equivalents authorized to be awarded under Regions' long term incentive plans.

(c) Consists of outstanding stock options issued under plans assumed by Regions in connection with certain business combinations, including 2,591,682 options awarded under the Morgan Keegan 2000 Equity Compensation Plan in 2001 following Regions' acquisition of Morgan Keegan. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio.

ITEM 13.  CERTAIN RELATIONSHIPS AND SELECTED TRANSACTIONS

     All information presented under the caption "Other Transactions", of the Registrant's proxy statement to be dated approximately April 14, 2003, are incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, Regions' Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that Regions' disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) Consolidated Financial Statements. The following consolidated financial statements are included in Item 8 of this report:

     Report of Independent Auditors;

     Consolidated Statements of Condition -- December 31, 2002 and 2001;

     Consolidated Statements of Income -- Years ended December 31, 2002, 2001 and 2000;

     Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000;

     Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 2002, 2001 and 2000;

     Notes to Consolidated Financial Statements

     (2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedules are included in Item 8 hereto:

     None. The Schedules to consolidated financial statements are not required under the related instructions or are inapplicable.

     (3) Exhibits. The exhibits indicated below are either included or incorporated by reference as indicated.

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBITS
--------------                            -----------------------
     3.1         --     Bylaws as last amended on March 17, 1999, incorporated
                        herein by reference from the exhibits to the registration
                        statement filed with the Commission and assigned file number
                        333-86975.
     3.2         --     Certificate of Incorporation as last amended on June 18,
                        1999, incorporated herein by reference from the exhibits to the registration statement filed with the Commission and
                        assigned file number 333-86975.
     4.1         --     Subordinated Notes Trust Indenture dated as of December 1,
                        1992, between Registrant and Bankers Trust Company
                        incorporated by reference from the exhibits to the
                        registration statement filed with the Commission and
                        assigned file number 33-45714.
     4.2         --     Trust Indenture dated as of February 26, 2001, between
                        Registrant and Bankers Trust Company incorporated by
                        reference from the exhibits to the registration statement
                        filed with the Commission and assigned file number
                        333-54552.
     4.3         --     First Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of February 26, 2001 and filed as of March 5, 2001.
     4.4         --     Amended Declaration Trust of Regions Financing Trust I dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                        commission and assigned file number 333-54552.

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBITS
--------------                            -----------------------
     4.5         --     Preferred Securities Guaranty Agreement of Registrant dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                        Commission and assigned file number 333-54552.
     4.6         --     Second Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of March 5, 2001 and filed as of March 13, 2001.
     4.7         --     Subordinated Notes Trust Indenture dated as of May 15, 2002 between Registrant and Deutsche Bank Trust Company Americas.
     4.8         --     Supplemental Indenture dated as of May 15, 2002, between
                        Registrant and Deutsche Bank Trust Company Americas
                        incorporated by reference from Registrant's current report on Form 8-K dated as of May 15, 2002 and filed as of May 17,
                        2002.
    10.1*        --     Regions 1988 Stock Option Plan.
    10.2*        --     Regions Amended and Restated 1991 Long-Term Incentive Plan
                        incorporated by reference from Exhibit B to the Registrant's proxy statement filed with the Commission and dated March
                        16, 1995.
    10.3*        --     Regions Management Incentive Plan Amended and Restated as of
                        January 1, 1999, incorporated by reference from Appendix B to the Registrant's proxy statement filed with the
                        Commission and dated April 7, 1999.
    10.4*        --     Regions 1999 Long-Term Incentive Plan incorporated by
                        reference from Appendix C to the Registrant's proxy
                        statement filed with the Commission and dated April 7, 1999.
    10.5*        --     Regions Supplemental Executive Retirement Plan, as amended.
    10.6*        --     Regions Directors' Deferred Stock Investment Plan, as
                        amended.
    10.7*        --     Regions Supplemental 401(K) Plan incorporated by reference from the exhibits to the registration statement filed with the Commission and assigned file No. 333-52764.
    10.8*        --     Morgan Keegan 2000 Equity Compensation Plan incorporated by reference from the exhibits to the registration statement
                        filed with the commission and assigned file No. 333-58638.
    10.9*        --     Employment Agreement dated as of September 1, 2001, between the Registrant and Carl E. Jones, Jr., President and Chief
                        Executive Officer, incorporated by reference from
                        Registrant's annual report on Form 10-K for fiscal year
                        2001, filed with the Commission on March 22, 2002.
    10.10*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and Richard D. Horsley, Chief Operating
                        Officer, incorporated by reference from Registrant's annual report on Form 10-K for fiscal year 2001, filed with the
                        Commission on March 22, 2002.
    10.11*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and Allen B. Morgan, Jr., Chief Executive
                        Officer of Morgan Keegan & Company, Inc, incorporated by
                        reference from Registrant's annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22,
                        2002.
    10.12*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and John I. Fleischauer, Jr., Regional
                        President, incorporated by reference from Registrant's
                        annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22, 2002.
    10.13*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and Wilbur B. Hufham, Regional President,
                        incorporated by reference from Registrant's annual report on
                        Form 10-K for fiscal year 2001, filed with the Commission on
                        March 22, 2002.
    10.14*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and Peter D. Miller, Regional President,
                        incorporated by reference from Registrant's annual report on
                        Form 10-K for fiscal year 2001, filed with the Commission on
                        March 22, 2002.
    10.15*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and William E. Askew, Executive Vice
                        President, incorporated by reference from Registrant's
                        annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22, 2002.
    10.16*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and E. Cris Stone, Executive Vice President,
                        incorporated by reference from Registrant's annual report on
                        Form 10-K for fiscal year 2001, filed with the Commission on
                        March 22, 2002.

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBITS
--------------                            -----------------------
    10.17*       --     Employment Agreement dated as of January 1, 2003, between
                        the Registrant and Samuel E. Upchurch, Jr., Regional
                        President.
    10.18*       --     Employment Agreement dated as of January 1, 2003, between
                        the Registrant and D. Bryan Jordan, Executive Vice
                        President.
    10.19*       --     Employment Agreement dated as of January 1, 2003, between
                        the Registrant and David C. Gordon, Executive Vice
                        President.
    10.20*       --     Employment Agreement dated as of January 1, 2003, between
                        the Registrant and Robert A. Goethe, Chairman and Chief
                        Executive Officer, Regions Mortgage, Inc.
    21           --     List of Subsidiaries of the Registrant.
    23           --     Consent of Independent Auditors.

     *Compensatory plan or agreement.

     Copies of the exhibits are available to stockholders upon request to:

     Investor Relations
     417 North 20th Street
     Post Office Box 10247
     Birmingham, Alabama 35202-0247

     (B) Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 2002.

          The following reports on Form 8-K under item 9 were furnished during the fourth quarter of 2002:

          - A report submitted October 11, 2002 relating to a presentation given by representatives of the registrant at the Morgan Keegan Equity Conference.

          - A report submitted October 28, 2002 relating to the press release reporting on Regions results of operations for the third quarter of 2002.

     (C) See Item 15(a)(3) above.

     (D) See Item 15(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGIONS FINANCIAL CORPORATION

                                          By: /s/ Carl E. Jones, Jr.
                                            ------------------------------------
                                                     Carl E. Jones, Jr.
                                               Chairman, President and Chief
                                                      Executive Officer

                                          Date: March 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
               /s/ Carl E. Jones, Jr.                  Chairman, Chief Executive         March 21, 2003
-----------------------------------------------------  Officer, President and Director
                 Carl E. Jones, Jr.

                 /s/ D. Bryan Jordan                   Executive Vice President and      March 21, 2003
-----------------------------------------------------  Chief Financial Officer
                   D. Bryan Jordan

                /s/ Ronald C. Jackson                  Senior Vice President and         March 21, 2003
-----------------------------------------------------  Comptroller
                  Ronald C. Jackson

               /s/ Richard D. Horsley                  Vice Chairman, Director and       March 21, 2003
-----------------------------------------------------  Chief Operating Officer
                 Richard D. Horsley

              /s/ Allen B. Morgan, Jr.                 Director and Chief Executive      March 21, 2003
-----------------------------------------------------  Officer, Morgan Keegan &
                Allen B. Morgan, Jr.                   Company, Inc.

                                                       Director
-----------------------------------------------------
                   Sheila S. Blair

               /s/ James B. Boone, Jr.                 Director                          March 21, 2003
-----------------------------------------------------
                 James B. Boone, Jr.

               /s/ James S. M. French                  Director                          March 21, 2003
-----------------------------------------------------
                  James S.M. French

               /s/ Margaret H. Greene                  Director                          March 21, 2003
-----------------------------------------------------
                 Margaret H. Greene

                /s/ Susan W. Matlock                   Director                          March 21, 2003
-----------------------------------------------------
                  Susan W. Matlock

               /s/ Jon W. Rotenstreich                 Director                          March 21, 2003
-----------------------------------------------------
                 Jon W. Rotenstreich

                /s/ Henry E. Simpson                   Director                          March 21, 2003
-----------------------------------------------------
                  Henry E. Simpson

               /s/ W. Woodrow Stewart                  Director                          March 21, 2003
-----------------------------------------------------
                 W. Woodrow Stewart

                 /s/ John H. Watson                    Director                          March 21, 2003
-----------------------------------------------------
                   John H. Watson

             /s/ C. Kemmons Wilson, Jr.                Director                          March 21, 2003
-----------------------------------------------------
               C. Kemmons Wilson, Jr.

                  /s/ Harry W. Witt                    Director                          March 21, 2003
-----------------------------------------------------
                    Harry W. Witt

                                 CERTIFICATIONS

I, Carl E. Jones, Jr., Chairman of the Board, President and Chief Executive Officer of Regions Financial Corporation certify that:

     1. I have reviewed this annual report on Form 10-K of Regions Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Carl E. Jones, Jr.
                                          --------------------------------------
                                          Carl E. Jones, Jr.
                                          Chairman of the Board, President, and
                                          Chief Executive Officer

Date: March 21, 2003

     I, D. Bryan Jordan, Executive Vice President and Chief Financial Officer of Regions Financial Corporation certify that:

     1. I have reviewed this annual report on Form 10-K of Regions Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ D. Bryan Jordan
                                          --------------------------------------
                                          D. Bryan Jordan
                                          Executive Vice President and
                                          Chief Financial Officer

Date: March 21, 2003

        STATEMENT OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL
                    OFFICER OF REGIONS FINANCIAL CORPORATION
                           PURSUANT TO 18 U.S.C. 1350

Each of the undersigned hereby certifies in his capacity as an officer of Regions Financial Corporation (the "Company") that to the knowledge of such undersigned this Annual Report on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          /s/ Carl E. Jones, Jr.
                                          --------------------------------------
                                          Carl E. Jones, Jr.
                                          Chairman of the Board, President
                                          and Chief Executive Officer

Date: March 21, 2003

                                          /s/ D. Bryan Jordan
                                          --------------------------------------
                                          D. Bryan Jordan
                                          Executive Vice President
                                          and Chief Financial Officer

Date: March 21, 2003

                                 EXHIBITS INDEX

 SEC ASSIGNED
EXHIBIT NUMBER                           DESCRIPTION OF EXHIBITS
--------------                           -----------------------
      3.1        --    Bylaws as last amended on March 17, 1999, incorporated
                       herein by reference from the exhibits to the registration
                       statement filed with the Commission and assigned file number
                       333-86975.
      3.2        --    Certificate of Incorporation as last amended on June 18,
                       1999, incorporated herein by reference from the exhibits to the registration statement filed with the Commission and
                       assigned file number 333-86975.
      4.1        --    Subordinated Notes Trust Indenture dated as of December 1,
                       1992, between Registrant and Bankers Trust Company
                       incorporated by reference from the exhibits to the
                       registration statement filed with the Commission and
                       assigned file number 33-45714.
      4.2        --    Trust Indenture dated as of February 26, 2001, between
                       Registrant and Bankers Trust Company incorporated by
                       reference from the exhibits to the registration statement
                       filed with the Commission and assigned file number
                       333-54552.
      4.3        --    First Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of February 26, 2001 and filed as of March 5, 2001.
      4.4        --    Amended Declaration Trust of Regions Financing Trust I dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                       commission and assigned file number 333-54552.
      4.5        --    Preferred Securities Guaranty Agreement of Registrant dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                       Commission and assigned file number 333-54552.
      4.6        --    Second Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of March 5, 2001 and filed as of March 13, 2001.
      4.7        --    Subordinated Notes Trust Indenture dated as of May 15, 2002 between Registrant and Deutsche Bank Trust Company Americas.
      4.8        --    Supplemental Indenture dated as of May 15, 2002, between
                       Registrant and Deutsche Bank Trust Company Americas
                       incorporated by reference from Registrant's current report on Form 8-K dated as of May 15, 2002 and filed as of May 17,
                       2002.
     10.1        --    Regions 1988 Stock Option Plan.
     10.2        --    Regions Amended and Restated 1991 Long-Term Incentive Plan
                       incorporated by reference from Exhibit B to the Registrant's proxy statement filed with the Commission and dated March
                       16, 1995.
     10.3        --    Regions Management Incentive Plan Amended and Restated as of
                       January 1, 1999, incorporated by reference from Appendix B to the Registrant's proxy statement filed with the
                       Commission and dated April 7, 1999.
     10.4        --    Regions 1999 Long-Term Incentive Plan incorporated by
                       reference from Appendix C to the Registrant's proxy
                       statement filed with the Commission and dated April 7, 1999.
     10.5        --    Regions Supplemental Executive Retirement Plan, as amended.
     10.6        --    Regions Directors' Deferred Stock Investment Plan, as
                       amended.
     10.7        --    Regions Supplemental 401(k) Plan incorporated by reference from the exhibits to the registration statement filed with the Commission and assigned file No. 333-52764
     10.8        --    Morgan Keegan 2000 Equity Compensation Plan incorporated by reference from the exhibits to the registration statement
                       filed with the commission and assigned file No. 333-58638.
     10.9        --    Employment Agreement dated as of September 1, 2001, between the Registrant and Carl E. Jones, Jr., President and Chief
                       Executive Officer, incorporated by reference from
                       Registrant's annual report on Form 10-K for fiscal year
                       2001, filed with the Commission on March 22, 2002.

 SEC ASSIGNED
EXHIBIT NUMBER                           DESCRIPTION OF EXHIBITS
--------------                           -----------------------
     10.10       --    Employment Agreement dated as of September 1, 2001, between the Registrant and Richard D. Horsley, Chief Operating
                       Officer, incorporated by reference from Registrant's annual report on Form 10-K for fiscal year 2001, filed with the
                       Commission on March 22, 2002.
     10.11       --    Employment Agreement dated as of September 1, 2001, between the Registrant and Allen B. Morgan, Jr., Chief Executive
                       Officer of Morgan Keegan & Company, Inc, incorporated by
                       reference from Registrant's annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22,
                       2002.
     10.12       --    Employment Agreement dated as of September 1, 2001, between the Registrant and John I. Fleischauer, Jr., Regional
                       President, incorporated by reference from Registrant's
                       annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22, 2002.
     10.13       --    Employment Agreement dated as of September 1, 2001, between the Registrant and Wilbur B. Hufham, Regional President,
                       incorporated by reference from Registrant's annual report on
                       Form 10-K for fiscal year 2001, filed with the Commission on
                       March 22, 2002.
     10.14       --    Employment Agreement dated as of September 1, 2001, between the Registrant and Peter D. Miller, Regional President,
                       incorporated by reference from Registrant's annual report on
                       Form 10-K for fiscal year 2001, filed with the Commission on
                       March 22, 2002.
     10.15       --    Employment Agreement dated as of September 1, 2001, between the Registrant and William E. Askew, Executive Vice
                       President, incorporated by reference from Registrant's
                       annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22, 2002.
     10.16       --    Employment Agreement dated as of September 1, 2001, between the Registrant and E. Cris Stone, Executive Vice President,
                       incorporated by reference from Registrant's annual report on
                       Form 10-K for fiscal year 2001, filed with the Commission on
                       March 22, 2002.
     10.17       --    Employment Agreement dated as of January 1, 2003, between
                       the Registrant and Samuel E. Upchurch, Jr., Regional
                       President.
     10.18       --    Employment Agreement dated as of January 1, 2003, between
                       the Registrant and D. Bryan Jordan, Executive Vice
                       President.
     10.19       --    Employment Agreement dated as of January 1, 2003, between
                       the Registrant and David C. Gordon, Executive Vice
                       President.
     10.20       --    Employment Agreement dated as of January 1, 2003, between
                       the Registrant and Robert A. Goethe, Chairman and Chief
                       Executive Officer, Regions Mortgage, Inc.
     21          --    List of Subsidiaries of the Registrant.
     23          --    Consent of Independent Auditors.