Form 10-Q
period 2003-03-31
REGIONS FINANCIAL CORP
filed 2003-05-14
CIK 36032

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934
    	For the quarterly period ended   March 31, 2003
                                 or
[ ]	Transition report pursuant to Section 13 or 15(d) of
	the Securities Exchange Act of 1934
    	For the transition period from _________  to  _________


                   COMMISSION FILE NUMBER: 0-6159


                  REGIONS FINANCIAL CORPORATION
      (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                   63-0589368
   (State or Other Jurisdiction of		   (I.R.S. Employer
    Incorporation or Organization)		   Identification No.)


     417 North 20th Street
     Birmingham, Alabama				  35203
   (Address of Principal Executive Offices)		(Zip Code)


                              (205) 944-1300
          (Registrant's Telephone Number, Including Area Code)


                                Not Applicable
       (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      [X] Yes      [ ] No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      [X] Yes      [ ] No


The number of shares outstanding of each of the issuer's classes of common stock was 222,105,563 shares of common stock, par value $.625, outstanding as of April 30, 2003.

		  REGIONS FINANCIAL COPORATION

                	       INDEX

                                               			Page Number
   PART I.	FINANCIAL INFORMATION


   Item 1.	Financial Statements (Unaudited)

          	Consolidated Statements of Condition -
          	March 31, 2003, December 31, 2002
          	and March 31, 2002					4

          	Consolidated Statements of Income -
          	Three months ended
          	March 31, 2003 and March 31, 2002			5


          	Consolidated Statements of Stockholders' Equity -
          	Three months ended March 31, 2003             		6


          	Consolidated Statements of Cash Flows -
          	Three months ended
          	March 31, 2003 and March 31, 2002			7


          	Notes to Consolidated Financial Statements		8



   Item 2.	Management's Discussion and Analysis of
          	Financial Condition and Results of Operations		15


   Item 3.	Qualitative and Quantitative Disclosures about
          	Market Risk						38

   Item 4.	Controls and Procedures					38



   PART II.	OTHER INFORMATION


   Item 6.	Exhibits and Reports on Form 8-K			38



   SIGNATURES								39

   CERTIFICATIONS							40

                      Forward Looking Statements

 This Quarterly Report on Form 10-Q, other periodic reports filed by Regions under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward looking statements which reflect Regions' current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to those described below.

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

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION
               (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

				   March 31,	December 31,	March 31,
                                     2003           2002          2002
ASSETS
Cash and due from banks		   $ 1,216,597	$ 1,577,536	$   961,035
Interest-bearing deposits in other
 banks				       185,554	    303,562	    251,668
Securities held to maturity		30,919	     32,909	     34,513
Securities available for sale	     9,680,014	  8,961,691	  7,818,728
Trading account assets		       889,628	    785,992	    691,183
Loans held for sale		       971,312	  1,497,849	    466,073
Federal funds sold and securities
 purchased under agreements to
 resell				       371,098	    334,788	    199,051
Margin receivables		       448,541	    432,337	    565,863
Loans				    31,799,866	 31,230,268	 31,002,399
Unearned income			      (238,864)	   (244,494)	   (250,754)
 Loans, net of unearned income	    31,561,002	 30,985,774	 30,751,645
Allowance for loan losses	      (449,704)	   (437,164)	   (429,577)
 Net loans			    31,111,298	 30,548,610	 30,322,068
Premises and equipment		       628,473	    638,031	    644,264
Interest receivable		       224,016	    242,088	    236,423
Due from customers on acceptances	71,391	     60,320	     70,039
Other assets			     2,635,744	  2,523,127	  1,985,072
				   $48,464,585	$47,938,840	$44,245,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest-bearing		   $ 5,287,382	$ 5,147,689	$ 4,875,805
 Interest-bearing		    27,081,993	 27,778,512	 25,201,581
  Total deposits		    32,369,375	 32,926,201	 30,077,386

Borrowed funds:
 Short-term borrowings:
  Federal funds purchased and
   securities sold under
   agreements to repurchase	     3,397,335	  2,203,261	  2,277,608
  Commercial paper			17,250	     17,250	     26,750
  Other short-term borrowings	     1,817,000	  1,864,946	  2,146,743
   Total short-term borrowings	     5,231,585	  4,085,457	  4,451,101
 Long-term borrowings		     5,392,132	  5,386,109	  4,711,218
   Total borrowed funds		    10,623,717	  9,471,566	  9,162,319
Bank acceptances outstanding		71,391	     60,320	     70,039
Other liabilities		     1,129,132	  1,302,331	    849,160
   Total liabilities		    44,193,615	 43,760,418	 40,158,904

Stockholders' Equity:
 Preferred stock, par value $1.00
  a share:
  Authorized 5,000,000 shares		    -0-		 -0-		 -0-
 Common stock, par value $.625 a
  share:
  Authorized 500,000,000 shares,
  issued, including treasury stock,
  221,897,905; 221,336,905; and
  230,834,790 shares, respectively     138,686	    138,336	    144,272
 Surplus			       950,699	    936,958	  1,268,327
 Undivided profits		     3,044,708	  2,952,657	  2,679,307
 Treasury stock, at cost -0-; -0-;
  and 1,151,000 shares, respectively        -0-		 -0-	    (37,553)
 Unearned restricted stock	       (20,236)	    (13,620)	    (19,470)
 Accumulated other comprehensive
  income			       157,113	    164,091	     52,193
   Total Stockholders' Equity	     4,270,970	  4,178,422	  4,087,076
				   $48,464,585	$47,938,840	$44,245,980

See notes to consolidated financial statements.

		REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

						 Three Months Ended
                                           	      March 31,
						2003		2002
 Interest Income:
   Interest and fees on loans			$437,897	$512,435
   Interest on securities:
     Taxable interest income			  95,370	  95,382
     Tax-exempt interest income			   6,433	   8,666
     Total Interest on Securities		 101,803	 104,048
   Interest on loans held for sale		  23,348	  12,816
   Interest on margin receivables		   3,874	   4,970
   Income on federal funds sold and securities
    purchased under agreements to resell	   2,029	   1,616
   Interest on time deposits in other banks	      48	     211
   Interest on trading account assets		   6,987	   5,480
     Total Interest Income			 575,986	 641,576

 Interest Expense:
   Interest on deposits				 134,847	 173,422
   Interest on short-term borrowings		  27,633	  29,986
   Interest on long-term borrowings		  53,603	  68,382
     Total Interest Expense			 216,083	 271,790
     Net Interest Income			 359,903	 369,786
 Provision for loan losses			  31,500	  30,000
     Net Interest Income After
      Provision for Loan Losses			 328,403	 339,786

 Non-Interest Income:
   Brokerage and investment banking		 125,027	 112,855
   Trust department income			  17,106	  15,747
   Service charges on deposit accounts		  69,725	  66,034
   Mortgage servicing and origination fees	  28,228	  24,679
   Securities gains				   9,898	   1,856
   Other					  91,605	  57,437
     Total Non-Interest Income			 341,589	 278,608

 Non-Interest Expense:
   Salaries and employee benefits		 272,619	 237,362
   Net occupancy expense			  25,712	  22,548
   Furniture and equipment expense		  20,312	  22,100
   Other					 129,531	 120,350
     Total Non-Interest Expense			 448,174	 402,360
     Income Before Income Taxes			 221,818	 216,034
 Applicable income taxes			  63,218	  61,971
     Net Income					$158,600	$154,063


 Average number of shares outstanding		 221,604	 229,958
 Average number of shares outstanding-diluted	 224,059	 233,165
 Per share:
   Net income					   $0.72	   $0.67
   Net income-diluted				   $0.71	   $0.66
   Cash dividends declared			   $0.30	   $0.29

See notes to consolidated financial statements.

                 REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

												Accumulated
										   Unearned	Other
				Common			Undivided    Treasury	   Restricted	Comprehensive
                                Stock	  Surplus	Profits	     Stock	   Stock	Income		Total

BALANCE AT JANUARY 1, 2003	$138,336  $936,958	$2,952,657   $    -0-	   $(13,620)	$164,091	$4,178,422
Comprehensive Income:
  Net income						   158,600						   158,600
    Unrealized loss on available
     for sale securities, net of
     reclassification adjustment								  (7,193)	    (7,193)
    Other comprehensive gain
     from derivatives										     215	       215
  Comprehensive income*					   158,600				  (6,978)	   151,622
Cash dividends declared
 ($0.30 per common share)                                  (66,549)						   (66,549)
Common stock transactions:
 Stock options exercised	     197     5,895								     6,092
 Stock issued to employees
  under incentive plan		     153     7,846				     (9,967)			    (1,968)
 Amortization of unearned
  restricted stock								      3,351			     3,351
BALANCE AT MARCH 31, 2003	$138,686  $950,699	$3,044,708   $    -0-	   $(20,236)	$157,113	$4,270,970



Disclosure of reclassification amount:
 Unrealized holding losses on
  available for sale securities
  arising during period, net of tax								$   (116)
 Less: Reclassification adjustment,
  net of tax, for gains and losses
  realized in net income									   7,077
 Unrealized holding gain on
  derivatives, net of tax									     458
 Less: Reclassification adjustment,
  net of  tax, for losses
  realized in net income									     243
   Comprehensive income										$ (6,978)

*Comprehensive income as of March 31, 2002 was $147.8 million.

See notes to consolidated financial statements.

            REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

						 Three Months Ended
                                                      March 31,
						2003		2002
Operating Activities:
  Net income					$   158,600	$   154,063
  Adjustments to reconcile net cash (used in)
   provided by operating activities
   Gain on securitization of loans held for sale     (6,830)		 -0-
   Depreciation and amortization of premises and
    equipment					     16,941	     17,549
   Provision for loan losses			     31,500	     30,000
   Net amortization of securities                     5,769	      5,442
   Amortization of loans and other assets            19,148	     13,648
   Amortization of deposits and borrowings              238	        234
   Provision for losses on other real estate            384	        105
   Deferred income tax (benefit) expense            (16,088)	      6,342
   Gain on sale of premises and equipment               (85)	       (135)
   Realized securities gains                         (9,898)	     (1,856)
   (Increase) decrease in trading account assets   (103,636)	     50,713
   Increase in margin receivables                   (16,204)	    (41,922)
   Decrease in interest receivable                   18,072	     13,207
   Increase in other assets                        (132,071)	    (45,291)
   Decrease in other liabilities                   (152,200)	    (42,616)
   Other                                              1,383	      3,118
       Net Cash (Used In) Provided By Operating
	Activities				   (184,977)	    162,601

Investing Activities:
  Net (increase) decrease in loans		   (594,266)	    113,934
   (Increase) decrease in loans held for sale       (43,150)	    424,120
  Proceeds from securitization of loans held for
   sale                                             576,517		 -0-
  Proceeds from sale of securities available for
   sale                                             231,703	     66,373
  Proceeds from maturity of securities held to
   maturity                                              -0-		193
  Proceeds from maturity of securities available
   for sale					  1,161,887	    775,727
  Purchases of securities held to maturity	       (251)	       (821)
  Purchases of securities available for sale     (2,117,432)	   (861,829)
  Net decrease in interest-bearing deposits in
   other banks					    118,008	    415,518
  Proceeds from sale of premises and equipment	      1,462	      4,176
  Purchases of premises and equipment		     (8,760)	    (18,678)
  Net decrease in customers' acceptance
   liability					    (11,071)	     (6,185)
       Net Cash (Used In) Provided By Investing
	Activities				   (685,353)	    912,528

Financing Activities:
  Net decrease in deposits			   (557,064)	 (1,471,171)
  Net increase in short-term borrowings		  1,146,128	    352,701
  Proceeds from long-term borrowings		      7,939		 -0-
  Payments on long-term borrowings		     (1,916)	    (36,456)
  Net increase in bank acceptance liability	     11,071	      6,185
  Cash dividends				    (66,549)	    (66,718)
  Purchases of treasury stock				 -0-	    (37,553)
  Proceeds from exercise of stock options	      6,092	      5,828
       Net Cash Provided By (Used In) Financing
	Activities				    545,701	 (1,247,184)
       Decrease in Cash and Cash Equivalents	   (324,629)	   (172,055)

Cash and Cash Equivalents, Beginning of Period	  1,912,324	  1,332,141


Cash and Cash Equivalents, End of Period	$ 1,587,695	$ 1,160,086


See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003


 NOTE A -- Basis of Presentation

 The accounting and reporting policies of Regions Financial Corporation ("Regions" or the "Company"), conform with accounting principles generally accepted in the United States and with general financial services industry practices. Regions provides a full range of banking and bank-related services to individual and corporate customers through its subsidiaries and branch offices located primarily in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. The Company is subject to intense competition from other financial institutions and is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

 The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. For a summary of significant accounting policies that have been consistently followed, see NOTE A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Please refer to "Critical Accounting Policies" included in Management's Discussion and Analysis.

 Certain amounts in prior periods have been reclassified to conform to the current period presentation.


 NOTE B - Stock-Based Compensation

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

 In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its
employee stock options.   Pro forma net income and net income per
share data is presented below for the three months ended March 31, 2003 and 2002, as if the fair-value method had been applied in measuring compensation costs:

                                     Three months ended
                                    March 31,   March 31,
                                      2003        2002

  Net income                         $158,600     $154,063
  Less:  Total stock-based
  compensation expense
     based on fair value method
  for all awards, net
     of related tax effects
                                       (1,796)      (8,571)

  Pro forma net income               $156,804     $145,492

  Per share:
    Net income                          $0.72        $0.67
    Net income-diluted                   0.71         0.66
    Pro forma net income                 0.71         0.63
    Pro forma net income-diluted         0.70         0.62

 The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002, was $4.52 and $4.70, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003: expected dividend yield of 3.70%; expected option life of 5 years; expected volatility of 21.8%; and a risk-free interest rate of 2.8%. The 2002 assumptions used in the model included: expected dividend yield of 3.38%; expected option life of 5 years; expected volatility of 22.0%; and a risk-free interest rate of 2.7%.

 NOTE C -- Business Segment Information

 Regions' segment information is presented based on Regions' primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions' customers. The Company's primary segment is community banking. Community banking represents the Company's branch banking functions and has separate management that is responsible for the operation of that business unit. In addition, Regions has designated as distinct reportable segments the activities of its treasury, mortgage banking, investment banking/brokerage/trust, and insurance divisions. The treasury division includes the Company's bond portfolio, indirect mortgage lending division, and other wholesale activities. Mortgage banking consists of origination and servicing functions of Regions' mortgage subsidiaries. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated "Other" includes activity of Regions' indirect consumer lending division and the parent company. Prior period amounts have been restated to reflect changes in methodology.

 The accounting policies used by each reportable segment are the same as those discussed in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-
K. The following table presents financial information for each reportable segment.

 Three months ended March 31, 2003

                                Total Banking
(in thousands)
                      Community                         Mortgage
                       Banking   Treasury   Combined    Banking

Net interest income    $278,539   $ 72,765   $351,304   $ 11,119
Provision for loan loss  28,295      2,391     30,686        434
Non-interest income      83,782      9,901     93,683     79,762
Non-interest expense    217,601      8,026    225,627     55,376
Income taxes             37,422     27,093     64,515     13,292

   Net income          $ 79,003   $ 45,156   $124,159   $ 21,779

Average assets      $26,383,174 $14,243,627 $40,626,801 $1,400,994


	               Investment
                       Banking/                           Total
                       Brokerage/  Insurance    Other     Company
                       Trust

Net interest income    $  6,374     $  541   $ (9,435)   $359,903
Provision for loan loss      -0-        -0-       380      31,500
Non-interest income     146,770     19,201      2,173     341,589
Non-interest expense    127,024     14,109     26,038     448,174
Income taxes              9,687      1,888    (26,164)     63,218

   Net income          $ 16,433     $3,745   $ (7,516)   $158,600

Average assets       $2,808,976   $119,129  $3,192,864  $48,148,764



 Three months ended March 31, 2002

                                 Total Banking
(in thousands)
                       Community                         Mortgage
                        Banking   Treasury    Combined    Banking

Net interest income    $293,095    $74,466    $367,561    $ 8,986
Provision for loan loss  25,804      2,399      28,203        222
Non-interest income      74,221      1,994      76,215     52,563
Non-interest expense    223,290      6,844     230,134     40,371
Income taxes             40,246     25,206      65,452      8,201

   Net income	       $ 77,976    $42,011    $119,987    $12,755

Average assets      $24,807,874  $13,218,669 $38,026,543 $1,061,999


	               Investment
                       Banking/                           Total
                       Brokerage/  Insurance    Other     Company
                       Trust
Net interest income    $  6,668     $   612   $(14,041)   $369,786
Provision for loan loss      -0-         -0-     1,575      30,000
Non-interest income     132,075      11,531      6,224     278,608
Non-interest expense    118,859       8,971      4,025     402,360
Income taxes              7,289       1,167    (20,138)     61,971

  Net income           $ 12,595     $ 2,005   $  6,721    $154,063

Average assets       $2,490,494    $100,072  $3,031,448  $44,710,556


 NOTE D -- Derivative Financial Instruments

 Regions maintains positions in derivative financial instruments to manage interest rate risk, to facilitate asset/liability management strategies, and to manage other risk exposures. The most common derivative instruments are forward rate agreements, interest rate swaps, and put and call options. For those derivative contracts that qualify for special hedge accounting treatment, according to Statement of Financial Accounting Standards No. 133 (Statement 133), Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K.

 Regions utilizes certain derivative instruments to hedge the variability of interest cash flows on debt instruments. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At March 31, 2003, Regions had reported a $5.2 million loss in other comprehensive income related to cash flow hedges. The Company will amortize this loss into earnings in conjunction with the recognition of interest payments through 2011. To the extent that the hedge of future cash flows is ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the three months ended March 31, 2003, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. No gains or losses were recognized in the first three months of 2003 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

 Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. For the three months ended March 31, 2003, Regions recognized a net hedging loss of $704,000 associated with these hedging instruments.

 Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating rate. The fair values of these derivative instruments are included in other assets on the statements of financial condition. For the three months ended March 31, 2003, there was a $249,000 loss recorded in earnings due to hedge ineffectiveness. No gains or losses were recognized in the first three months of 2003 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

 The Company also maintains a trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. The fair value of the trading portfolio at March 31, 2003, was $27.3 million.

 Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $7 million at March 31, 2003, and $16 million at March 31, 2002. The Company is subject to the risk that a counterparty will fail to perform.
 In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At March 31, 2003, the contract amount of future contracts were $13 million to purchase and $105 million to sell U.S. Government and municipal securities. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

 Regions' derivative financial instruments are summarized as follows:

                   Other Than Trading Derivatives

                                  As of March 31, 2003
                                                             Average
                      Notional    Fair         		     Maturity
                       Amount     Value   Receive    Pay     in Years
                                    (dollars in millions)
Asset hedges:
Fair value hedges:
 Forward sale
  commitments		$ 395     $  (2)                        0.2
Total asset hedges      $ 395     $  (2)                        0.2

Liability hedges:
Fair value hedges:
 Interest rate swaps    $3,938     $ 238   5.11%     2.17%      6.1
 Interest rate options   1,400         1                        2.2
Total liability hedges  $5,338     $ 239                        5.1



                                  As of March 31, 2002
                              		                     Average
                      Notional    Fair         		     Maturity
                       Amount     Value   Receive    Pay     in Years
                                    (dollars in millions)
Asset hedges:
Fair value hedges:
 Forward sale
  commitments		$ 240     $  1                          0.2
Total asset hedges      $ 240     $  1                          0.2

Liability hedges:
Fair value hedges:
 Interest rate swaps    $1,188   $ (35)    6.98%     3.66%     11.0
 Interest rate options     400       3                          3.2
Total liability hedges  $1,588    $(32)                         9.0




                            Derivative Financial Instruments

                                    As of March 31,
                            2003                         2002
                    Contract or                 Contract or
                  Notional Amount             Notional Amount

                 Other             Credit      Other            Credit
                 Than              Risk        Than             Risk
                Trading   Trading  Amount*    Trading  Trading  Amount*
                                      (in millions)
Interest rate
 swaps          $3,938    $3,909   $180        $1,188   $1,636     $13
Interest rate
 options         1,400       223     -0-          400      236      -0-
Futures and
 forward
 commitments       395     1,465     -0-          240       -0-      1
Foreign exchange
 forwards           -0-        7     -0-           -0-      16      -0-
     Total      $5,733    $5,604   $180        $1,828   $1,888     $14


  *Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

 The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or the "Company") financial position and results of operations. The emphasis of this discussion will be on the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, and the three months ended December 31, 2002.

CORPORATE PROFILE

 Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South. Regions' banking affiliate, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas.

 In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions has no foreign operations, although it maintains an international department to assist customers with their foreign transactions. Regions provides investment banking and brokerage services from 142 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking subsidiaries, Regions Mortgage, Inc. ("RMI") and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. RMI services approximately $17.1 billion in mortgage loans. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country.
Credit life insurance services for customers are provided through other Regions' affiliates.

 The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas. Morgan Keegan also operates offices in Illinois, Kentucky, Mississippi, New York, Massachusetts, and Virginia.

FIRST QUARTER HIGHLIGHTS

 Net income for the first quarter of 2003 totaled a record $158.6 million or $.71 per diluted share, compared to $154.1 million or $.66 per diluted share for the first quarter of 2002 and $156.2 million or $.70 per diluted share for the fourth quarter of 2002.

 Average earning assets increased 7% over the first quarter of 2002 and 3% annualized over the fourth quarter of 2002. The primary areas of growth were commercial and real estate loans and securities.

 Average total deposits increased 5% over the first quarter 2002 and 2% annualized over the fourth quarter of 2002. Growth in lower cost deposits have been partially offset by declines in certificates of deposit and wholesale deposits.

 Net charge-offs declined to 0.25% of average loans on an annualized basis in the first quarter of 2003, compared to 0.40% in the fourth quarter of 2002 and 0.26% in the first quarter of 2002. One commercial loan charge-off accounted for approximately 25% of net charge-offs in the first quarter of 2003. Non-performing assets increased slightly to $339.6 million in the first quarter of 2003. Increases of $18 million in non-accrual loans and $4 million in other real estate, offset by a small decrease in renegotiated loans, accounted for the increase over fourth quarter 2002. Loans past due greater than 90 days increased $6.7 million in the first quarter 2003, compared to the prior quarter. The allowance for loan losses as a percentage of loans, net of unearned income, totaled 1.42% at March 31, 2003, compared to 1.41% at December 31, 2002, and 1.40% at March 31, 2002.

 The net interest margin declined 8 basis points to 3.50% in the first quarter of 2003, compared to the prior quarter, as a result of lower interest rates and the securitization and sale of approximately $800 million in the fourth quarter of 2002 and $570 million in the first quarter of 2003 of indirect automobile loans. Excluding the impact of the securitizations, the net interest margin would have been approximately 3.54% for the first quarter of 2003 compared to 3.85% in the first quarter of 2002.

 Securities gains totaled $9.9 million in the first quarter of 2003, compared to $25.2 million in the fourth quarter 2002 and $1.9 million in the first quarter of 2002.

 Non-interest income, excluding securities gains, increased $54.9 million over the first quarter of 2002, but declined $6.0 million from the fourth quarter of 2002. The primary drivers of these changes were non-banking lines of business. Brokerage and investment banking revenues totaled $125.0 million in the first quarter of 2003, compared to $112.9 million in the first quarter of 2002 and $140.2 million in the fourth quarter of 2002. Regions' mortgage servicing and origination fees totaled $28.2 million in the first quarter 2003, an increase of $3.5 million over the first quarter of 2002, but a slight decrease of $1.6 million compared to the fourth quarter of 2002. Gains from the sale of securitized indirect auto loans totaled $6.8 million in the first quarter of 2003, compared to $7.5 million in the fourth quarter 2002.

 Non-interest expense declined 12% in the first quarter of 2003 compared to the fourth quarter 2002, excluding $17 million in impairment on mortgage servicing rights and a $5.2 million charge related to the prepayment of Federal Home Loan Bank advances in the fourth quarter of 2002. This decline was due to reductions in all categories of non-interest expense including salaries and incentives expense, net occupancy expense, furniture and equipment expense, and other areas of non-interest expense. Compared to the first quarter 2002, total non-interest expense increased 11%.

CRITICAL ACCOUNTING POLICIES

 In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles followed by Regions and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to Regions are related primarily to allowance for loan losses, intangibles, income taxes, securitizations and pensions and are summarized in the following discussion and the notes to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form
10-K.

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

 Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. Regions takes into account the plan asset mix and expert opinions in determining the expected rate of return on plan assets. Regions considers the Moody's AA Corporate Bond yields and other market interest rates in setting the appropriate discount rate. In addition, Regions reviews expected inflationary and merit increases to compensation in determining the rate increase in future compensation levels.

 During the first quarter of 2003 and the fourth quarter of 2002, Regions securitized automobile loans as a source of funding. Regions accounted for these transactions as sales in accordance with the guidance of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". When selling this category of financial assets, estimates of future cash flows are an integral part of determining the gain or loss and subsequently evaluating any impairment of any retained interest, such as a servicing asset or residual interest. The most critical assumptions in estimating cash flows and related fair value include prepayment speeds, expected credit losses, and discount rate. Management reviews these assumptions on a quarterly basis and the assumptions are adjusted if deemed appropriate.

ACQUISITIONS

 Comparisons with March 31, 2002 are affected by the acquisitions of  Brookhollow Bancshares, Inc. and Independence Bank, National
Association (accounted for as purchases). These acquisitions are summarized as follows:
 						  Total
 Date                             Headquarters    Assets     Accounting
Acquired   Company Acquired       Location    (in thousands) Treatment

April   Brookhollow Bancshares,     Dallas,
2002    Inc.                        Texas         $166,916    Purchase

May     Independence Bank,          Houston,
2002    National Association        Texas          112,408    Purchase

TOTAL ASSETS

 Regions' total assets at March 31, 2003 were $48.5 billion -- an increase of 10% compared to March 31, 2002 and 1% compared to December 31, 2002. This growth was primarily the result of increases in investment securities, loans, loans held for sale, short-term investments, and other assets.

LOANS AND ALLOWANCE FOR LOAN LOSSES

 LOAN PORTFOLIO

 Regions' primary investment is loans. At March 31, 2003, loans represented 72% of Regions' earning assets.

 The following table includes a distribution of Regions' loan portfolio.

Loan Portfolio
(period end data)
                               First        Fourth         First
(in thousands)                Quarter       Quarter       Quarter
                                2003          2002          2002
Commercial                 $10,987,725    $11,080,812   $10,047,659
Residential mortgages        7,832,514      7,978,284     8,597,748
Other real estate loans      5,199,901      4,497,486     3,851,239
Construction                 3,636,628      3,603,820     3,635,556
Branch installment           1,550,386      1,632,443     1,680,452
Indirect installment           393,890        375,438     1,349,760
Consumer lines of credit     1,330,412      1,219,286     1,029,961
Student loans                  629,546        598,205       559,270
                           $31,561,002    $30,985,774   $30,751,645


 Total loans at March 31, 2003, increased 3% from March 31, 2002, and 2% over year-end 2002. The increase since March 31, 2002, was primarily due to growth in commercial loans, real estate loans and lines of credit, partially offset by a decline in consumer loans. At September 30, 2002, Regions reclassified approximately $1.1 billion of its indirect auto loan portfolio as loans held for sale (see LOANS HELD FOR SALE). Adjusting for the effects of the securitized loans and the loans added by acquisitions, total loans increased 6% over the first quarter 2002. The average yield on loans during the first quarter of 2003 was 5.86% compared to 6.93% during the three months ended March 31, 2002, and 6.19% during the three months ended December 31, 2002.

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

 Regions' provision for loan losses is a reflection of actual losses experienced during the period and management's judgment as to the adequacy of the allowance for loan losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) detailed reviews of individual loans; (2) gross and net loan charge-offs in the current period; (3) the current level of the allowance in relation to total loans and to historical loss levels; (4) past due and non-accruing loans; (5) collateral values of properties securing loans; (6) the composition of the loan portfolio (types of loans) and risk profiles; and (7) management's analysis of economic conditions and the resulting impact on Regions' loan portfolio.

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

 Although it is Regions' policy to immediately charge off as a loss all loan amounts judged to be uncollectible, historical experience indicates that certain losses exist in the loan portfolio that have not been specifically identified. To anticipate and provide for these unidentifiable losses, the allowance for loan losses is established by charging the provision for loan loss expense against current earnings. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

 Regions' determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. In determining the amount of the allowance for loan losses, management uses information from its loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include non-accrual loans and loans past due 90 days or more, excluding loans to individuals, are evaluated individually. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value is not sufficient to support the collection of the investment in the loan, a charge is immediately taken against the allowance for loan losses. The amount of the allowance for loan losses related to the higher-risk loans (including impaired loans) was approximately 73% at March 31, 2003, compared to 72% at December 31, 2002.

 In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The amount of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 27% of Regions' allowance for loan losses at March 31, 2003, compared to 28% at December 31, 2002. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

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

 Activity in the allowance for loans losses is summarized as follows:

 (dollars in thousands)             March 31,     March 31,
                                      2003          2002
   Balance at beginning of period    $437,164      $419,167
   Loans charged-off:
     Commercial                        16,555         9,676
     Real estate                        3,924         4,138
     Installment                        9,930        15,480
        Total                          30,409        29,294
   Recoveries:
     Commercial                         3,994         2,372
     Real estate                        1,374         1,114
     Installment                        6,081         6,218
        Total                          11,449         9,704
   Net loans charged off:
     Commercial                        12,561         7,304
     Real estate                        2,550         3,024
     Installment                        3,849         9,262
        Total                          18,960        19,590
   Provision charged to expense        31,500        30,000
   Balance at end of period          $449,704      $429,577

   Average loans outstanding:
     Commercial                     $10,844,435   $ 9,914,066
     Real estate                     14,942,384    14,803,160
     Installment                      5,328,585     5,925,553

        Total                       $31,115,404   $30,642,779

   Net charge-offs as percent of
     average loans outstanding
     (annualized):
     Commercial                          .47%          .30%
     Real estate                         .07%          .08%
     Installment                         .29%          .63%
        Total                            .25%          .26%


 Net loan losses as a percentage of average loans (annualized) were 0.25% in the first quarter of 2003 compared to 0.26% in the first quarter 2002 and 0.40% in the fourth quarter of 2002. First quarter 2003 net loan losses included a $4.8 million loss related to a commercial credit. At March 31, 2003, the allowance for loan losses was 1.42% of loans, compared to 1.40% at March 31, 2002, and 1.41% at year-end 2002. The allowance for loan losses as a percentage of non-performing loans was 140% at March 31, 2003, compared to 118% at March 31, 2002, and 147% at December 31, 2002. The allowance for loan losses as a percentage of non-performing assets was 117% at March 31, 2003, compared to 105% at March 31, 2002, and 123 % at December 31, 2002.


NON-PERFORMING ASSETS

 Non-performing assets are summarized as follows:

 (dollars in thousands)   March 31,    December 31,   March 31,
                            2003         2002           2002
 Non-accruing loans       $244,500     $226,470       $277,939
 Loans past due 90
   days or more             45,171       38,499         44,914
 Renegotiated loans         31,524       32,280         42,183
 Other real estate          63,585       59,606         44,008

   Total                  $384,780     $356,855       $409,044

 Non-performing assets as a
   percentage of loans and
   other real estate         1.22%        1.15%          1.33%

 Non-accruing loans at March 31, 2003, declined $33.4 million from March 31, 2002 levels but increased $18.0 million from year-end 2002 levels. This increase since year-end is primarily related to commercial credits, including a single manufacturing credit of $11.3 million. At March 31, 2003, real estate loans comprised $122.1 million ($78.5 million in residential) of total non-accruing loans, with commercial loans accounting for $118.0 million and consumer loans accounting for $4.4 million. Loans past due 90 days or more increased $257,000 compared to March 31, 2002 and $6.7 million from year-end 2002 levels. Other real estate increased $19.6 million from March 31, 2002 and $4.0 million since year-end 2002 levels, as additional properties were foreclosed.


INTEREST BEARING DEPOSITS IN OTHER BANKS

 Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At March 31, 2003 this category of earning asset totaled $185.6 million compared to $303.6 million at December 31, 2002 and $251.7 million at March 31, 2002, as maturities were not reinvested in this earning asset category.

SECURITIES

 The following table shows the carrying values of securities as follows:

                                  March 31,    December 31,   March 31,
                                    2003         2002           2002
                                            (in thousands)
 Securities held to maturity:
   U.S. Treasury and Federal
    agency securities		   $28,587       $30,571      $31,120
   Obligations of states and
    political subdivisions	     2,331         2,335        3,134
   Other securities                      1             3          259
        Total                      $30,919       $32,909      $34,513

 Securities available for sale:
   U.S. Treasury and Federal
    agency securities		$2,635,272    $1,957,593   $1,066,334
   Obligations of states and
    political subdivisions	   529,070       543,798      615,744
   Mortgage-backed securities    6,168,399     6,147,946    5,841,104
   Other securities                 89,879        42,315       11,852
   Equity securities               257,394       270,039      283,694
        Total                   $9,680,014    $8,961,691   $7,818,728


 Total securities at March 31, 2003, increased 24% from March 31,
2002 levels and 8% from year-end 2002 levels. Security balances have increased primarily through the purchase of agency securities to manage the Company's interest rate sensitivity and liquidity position.

LOANS HELD FOR SALE

 Loans held for sale increased $505 million compared to March 31, 2002, but declined $527 million since year-end 2002. At September 30, 2002, Regions reclassified approximately $1.1 billion of its indirect auto loan portfolio as loans held for sale. Regions securitized and sold approximately $800 million during the fourth quarter of 2002 and $570 million during the first quarter of 2003 of indirect consumer auto loans classified as loans held for sale. Securities totaling $14.5 million related to the first quarter of 2003 securitization were retained by Regions and are included in securities available for sale. At March 31, 2003, there were approximately $65 million in indirect auto loans held for sale.

MARGIN RECEIVABLES

 Margin receivables at March 31, 2003, totaled $448.5 million compared to $565.9 million at March 31, 2002, and $432.3 million at December 31, 2002. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

LIQUIDITY

 GENERAL

 Liquidity is an important factor in the financial condition of Regions and affects Regions' ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders' equity.

 The securities portfolio is one of Regions' primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs. Maturities in the loan portfolio also provide a steady flow of funds. Additional funds are provided from payments on consumer loans and one-to-four family residential mortgage loans. Historically, Regions' high levels of earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions' liquidity also continues to be enhanced by a relatively stable deposit base.

 The loan to deposit ratio at March 31, 2003, was 97.50% compared to 102.24% at March 31, 2002 and 94.11% at December 31, 2002.

 Regions filed a $1.5 billion universal shelf registration statement in November 2001 and a $1.0 billion universal shelf registration statement in January 2001. Under these registration statements, Regions issued $600 million of subordinated notes in May 2002, $500 million of subordinated notes in February 2001 and $288 million of trust preferred securities in February 2001. Consequently, $1.1 billion of various debt securities could be registered and subsequently issued, at market rates, under these registration statements.

 In addition, Regions Bank has the requisite agreements in place to issue and sell up to $1 billion of its bank notes to institutional investors through placement agents. As of March 31, 2003, there were no outstanding bank notes under this program.

 Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business.

 Regions securitized and sold approximately $800 million in the fourth quarter of 2002 and $570 million in the first quarter of 2003 of indirect consumer auto loans, utilizing an additional funding source (see LOANS HELD FOR SALE). Securitizations provide additional flexibility to Regions in managing liquidity.

 RATINGS

 The table below reflects the most recent debt ratings of Regions
Financial Corporation and Regions Bank by Standard & Poor's
Corporation, Moody's Investors Service and Fitch IBCA:

                                       S&P    Moody's    Fitch
Regions Financial Corporation:
 Subordinated notes                     A-        A2        A
 Trust preferred securities            BBB+       A1        A

Regions Bank:
 Short-term certificates of deposit     A-1      P-1       F1+
 Short-term debt                        A-1      P-1       F1+
 Long-term certificates of deposit      A+       Aa3       AA-
 Long-term debt                         A+       Aa3       AA-

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

 Total deposits at March 31, 2003, increased 8% from March 31,
2002, but declined 2% from year-end 2002 levels. Compared to March 31, 2002, non-interest bearing deposits, interest bearing checking, money market, and savings accounts increased $1.5 billion or 11%, but were offset by a $972 million or 10% decline in retail certificates of deposit, due to market interest rate changes. Wholesale deposits increased from March 31, 2002 levels, as rates on these deposits were more favorable compared to other funding sources.

 The following table presents the average rates paid on deposits by category for the three months ended March 31, 2003 and 2002:

                                           Average Rates Paid
                                                 March 31,
                                             2003        2002
Interest-bearing transaction accounts        1.17%       1.24%
Savings accounts                             0.32        0.53
Money market savings accounts                0.85        1.44
Certificates of deposit of $100,000 or more  3.09        4.37
Other interest-bearing deposits              3.32        4.74
    Total interest-bearing deposits          2.01%       2.70%


 The following table presents the average amounts of deposits outstanding by category for the three months ended March 31, 2003 and 2002:
                                            Average Amounts
                                              Outstanding
                                           2003           2002
                                             (in thousands)
Non-interest-bearing demand deposits   $ 5,068,365    $4,842,479

Interest-bearing transaction accounts    1,867,494       797,264
Savings accounts                         1,421,953     1,361,590
Money market savings accounts           10,769,247    13,125,489
Certificates of deposit of $100,000 or
 more					 3,403,813     3,119,462
Other interest-bearing deposits          9,758,166     7,614,430
     Total interest-bearing deposits    27,220,673    26,018,235
     Total deposits                    $32,289,038   $30,860,714


BORROWINGS

 Following is a summary of short-term borrowings:

 (in thousands)               March 31,  December 31,   March 31,
                                2003         2002          2002

Federal funds purchased      $1,430,601   $1,180,368   $1,638,032
Securities sold under
 agreements to repurchase     1,966,734    1,022,893      639,576
Federal Home Loan Bank
 structured notes               850,000      850,000    1,100,000
Notes payable to
 unaffiliated banks             204,500       56,009      213,700
Commercial paper                 17,250       17,250       26,750
Due to brokerage customers      512,797      651,078      688,726
Broker margin calls             104,539      111,321           -0-
Short sale liability            145,164      196,538      144,317

 Total                       $5,231,585   $4,085,457   $4,451,101


 Net federal funds purchased and security repurchase agreements totaled $3.0 billion at March 31, 2003, $1.9 billion at year-end 2002, and $2.1 billion at March 31, 2002. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first quarter of 2003, net funds purchased averaged $2.1 billion compared to $1.1 billion for the first quarter of 2002. Other short-term borrowings and commercial paper decreased $339 million since March 31, 2002, and $48 million since year-end 2002.


 Long-term borrowings are summarized as follows:

 (in thousands)                March 31,   December 31,   March 31,
                                 2003         2002          2002

6 3/8% subordinated notes    $  600,000   $  600,000   $       -0-
7.80% subordinated notes             -0-          -0-      75,000
7.00% subordinated notes        500,000      500,000      500,000
7.75% subordinated notes        100,000      100,000      100,000
Federal Home Loan Bank
 structured notes	      3,585,000    3,585,000    3,585,000
Federal Home Loan Bank
 advances			104,217       97,553      115,889
Trust preferred securities      291,781      291,792      291,827
Industrial development
 revenue bonds			  2,200        2,200        2,400
Mark-to-market on hedged
 long-term debt		        150,924      151,265      (25,017)
Other long-term debt             58,010       58,299       66,119
   Total                     $5,392,132   $5,386,109   $4,711,218


 Long-term borrowings have increased $681 million since March 31, 2002. This increase in long-term borrowings resulted primarily from the May 2002 issuance of $600 million of 6 3/8% fixed rate subordinated notes due May 2012. The subordinated notes stated 6 3/8% fixed rate has been swapped to a LIBOR based floating rate.

STOCKHOLDERS' EQUITY

 Stockholders' equity was $4.3 billion at March 31, 2003, an increase of 4% over March 31, 2002, and a 2% increase since year-end 2002. Since March 31, 2002, Regions repurchased and retired 9.4 million shares of treasury stock totaling $320.6 million. Accumulated other comprehensive income totaled $157.1 million at March 31, 2003, compared to $52.2 million at March 31, 2002, and $164.1 million at year-end 2002. Regions' ratio of equity to total assets was 8.81% at March 31, 2003, compared to 9.24% at March 31, 2002 and 8.72% at December 31, 2002.

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

 The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at March 31, 2003, substantially exceeded all regulatory requirements.

 BANK REGULATORY CAPITAL REQUIREMENTS
                                               Well
                                Minimum    Capitalized   Regions at
                               Regulatory   Regulatory    March 31,
                              Requirement  Requirement      2003
  Tier 1 capital to risk-
   adjusted assets		 4.00%        6.00%        9.17%
  Total risk-based capital
   to risk-adjusted assets       8.00        10.00        14.03
  Tier 1 leverage ratio          3.00         5.00         7.03


OPERATING RESULTS

 Net income for the first quarter of 2003 totaled $158.6 million or $0.71 per diluted share, an 8% increase (on a per share diluted basis) over the first quarter of 2002. Compared to the fourth quarter of 2002, net income increased (on a per share diluted basis) from $.70 to $.71. Annualized return on stockholders' equity for the first quarter of 2003 was 15.23% compared to 15.31% for the same period in 2002. Annualized return on assets for the first quarter of 2003 was 1.34% compared to 1.40% for the first quarter of 2002.

NET INTEREST INCOME

 The following table presents a summary of net interest income for the quarters ended March 31, 2003, December 31, 2002, and March 31, 2002.

 (dollars in thousands)     March 31,    December 31,   March 31,
                              2003          2002          2002

 Interest income            $575,986      $616,000      $641,576
 Interest expense            216,083       243,434       271,790
  Net interest income        359,903       372,566       369,786

 Tax equivalent adjustment    17,083        19,310        18,318

 Net interest income
  (taxable equivalent)      $376,986      $391,876      $388,104

 Net interest margin           3.50%         3.58%         3.85%


 Net interest income (taxable equivalent basis) for the first quarter of 2003 decreased $11.1 million, or 3%, compared to the same period in 2002 and $14.9 million, or 4% compared to the fourth quarter of 2002. The decline in net interest income from first quarter and fourth quarter 2002 is due to continued compression in the net interest margin due to lower interest rates, partially offset by increases in earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 3.50% in the first quarter of 2003 compared to 3.85% during the same period in 2002 and 3.58% during the fourth quarter of 2002. The yield on interest-earning assets declined 31 basis points in the first quarter, while the rate on interest-bearing liabilities declined 24 basis points, compared to the prior quarter.

 Analysis of Changes in Net Interest Income

                                      Quarter ended March 31,
(in thousands)                            2003 over 2002
                                  Volume    Yield/Rate     Total
Increase (decrease) in:
 Interest income on:
  Loans                           $ 7,793    $(82,331)    $(74,538)
  Federal funds sold                  493         (80)         413
  Taxable securities               16,354     (16,366)         (12)
  Non-taxable securities           (1,759)       (474)      (2,233)
  Other earning assets             11,203        (423)      10,780
   Total                           34,084     (99,674)     (65,590)

 Interest expense on:
  Savings deposits                     77        (751)        (674)
  Other interest-bearing deposits   7,638     (45,539)     (37,901)
  Borrowed funds                   16,700     (33,832)     (17,132)
   Total                           24,415     (80,122)     (55,707)
Increase in net interest income   $ 9,669    $(19,552)    $ (9,883)


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

 The overall level of market risk taking activity within Regions has recently reached the minimum threshold level as determined by the Federal Reserve Bank which will require future compliance with the 1996 market risk amendment to the Basel Capital Accord. As such, Regions is in process of implementing the protocols and processes necessary to meet the market risk measurement and risk management objectives of the Accord.

 Interest Rate Sensitivity

 Regions' primary market risk is interest rate risk, including uncertainty with respect to absolute interest rate levels as well as uncertainty with respect to relative interest rate levels which impact both the shape and the slope of the various yield curves affecting the financial products and services that the Company offers. To quantify this risk Regions measures the change in its net interest income in various interest rate scenarios as compared to a base case scenario. Net interest income sensitivity (as measured over 12 months) is a useful short-term indicator of the Regions' interest rate risk.


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

 The primary objectives of Asset/Liability Management at Regions are balance sheet coordination and the management of interest rate risk in achieving reasonable and stable net interest income throughout various interest rate cycles. A standard set of alternate interest rate scenarios is compared to the results of the base case scenario to determine the extent of potential fluctuations and to establish exposure limits. The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus and minus 100 and 200 basis points. In addition, Regions includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. The gradual scenarios include curve steepening, flattening, and parallel movements of various magnitudes phased in over 6- to 12-month periods.

 Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of March 31, 2003, Regions maintains an almost balanced position to a gradual rate shift of plus or minus 100 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at March 31, 2003 and 2002, respectively) parallel interest rate shift would have on Regions' net interest income.

                      March 31, 2003              March 31, 2002

                 $ Change in    % Change in   $ Change in   % Change in
  Change in      Net Interest   Net Interest  Net Interest  Net Interest
Interest Rates      Income       Income        Income       Income
(in basis points)                  (dollars in thousands)

        +200          $15,000       1.0%        $46,000       3.1%
        +100            9,000       0.6          25,000       1.7
        -100          (15,000)     (1.1)        (28,000)     (1.9)
        -200          (54,000)     (3.7)        (68,000)     (4.5)

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

 Regions has made use of interest rate swaps and interest rate options to convert a portion of its fixed-rate funding position to a variable rate. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. Futures contracts and forward sales commitments are used to protect the value of the loan pipeline from changes in interest rates. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held for sale portfolio. Futures and forward sale commitment positions are used to protect the Company from the risk of such adverse changes. The change in value of the hedging contracts is expected to be highly effective in offsetting the change in value of specific assets and liabilities over the life of the hedge relationship.

 Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options, futures and forward commitments and foreign exchange forwards are the most common derivatives sold to customers. Positions with similar characteristics are used to offset the market risk and minimize income statement volatility associated with this portfolio. Those instruments, which are used to service customers, are entered into the trading account, with changes in value recorded in the income statement.

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

 Morgan Keegan will occasionally hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At March 31, 2003, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

 In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At March 31, 2003, the contract amounts of futures contracts were $13 million to purchase and $105 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

 Morgan Keegan is also subject to credit risk arising from non-performance by trading counterparties, customers, and issuers of debt securities owned. This risk is managed by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral and conducting business through clearing organizations that guarantee performance. Morgan Keegan regularly participates as an agent in the trading of some derivative securities for its customers; however, this activity does not involve Morgan Keegan acquiring a position or commitment in these products and this trading is not a significant portion of Morgan Keegan's business. Morgan Keegan does not participate in the trading of derivative securities that have off-balance sheet risk.

PROVISION FOR LOAN LOSSES

 The provision for loan losses was $31.5 million or .41% (annualized) of average loans in the first quarter of 2003, compared to $30.0 million or .40% (annualized) of average loans in the first quarter of 2002 and $32.5 million or .42% (annualized) of average loans in the fourth quarter of 2002. The provision for loan losses recorded in the first quarter of 2003 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current and future economic conditions (see ALLOWANCE FOR LOAN LOSSES).


NON-INTEREST INCOME

 The following table presents a summary of non-interest income for the quarters ended March 31, 2003, December 31, 2002, and March 31, 2002.

 (in thousands)             March 31,    December 31,   March 31,
                              2003          2002          2002

Brokerage and investment
 banking 		    $125,027      $140,240      $112,855
Trust department income       17,106        15,038        15,747
Service charges on
 deposit accounts             69,725        72,249	  66,034
Mortgage servicing and
 origination fees	      28,228        29,834        24,679
Securities gains               9,898        25,228         1,856
Other                         91,605        80,300        57,437

Total non-interest income   $341,589      $362,889      $278,608



 Total non-interest income (excluding securities transactions) increased $54.9 million in the first quarter of 2003 compared to the first quarter of 2002 due to increases in all categories of non-interest income. Non-interest income (excluding securities transactions) declined $6.0 million compared to the fourth quarter of 2002 as a result of a slight decline in revenues for both brokerage and mortgage banking, partially offset by a record quarter in the insurance business included in the other category.

 BROKERAGE AND INVESTMENT BANKING

 Brokerage and investment banking income reflected an increase of $12.2 million in the first quarter of 2003 compared to the same period in 2002 due to strong growth in the fixed income markets over the course of 2002. Compared to the fourth quarter of 2002, brokerage and investment banking income decreased $15.2 million due to reduced transaction levels in the first quarter.

 The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended March 31, 2003, December 31, 2002, and March 31, 2002.

Morgan Keegan
Breakout of Revenue by Division

                           Fixed-
                           income   Equity  Regions
($ amounts in      Private Capital  Capital   MK    Investment Interest
 thousands)        Client  Markets  Markets  Trust   Advisory  & Other

Three months ended
March 31, 2003:
$ amount of revenue $40,720 $65,546  $9,673  $15,158  $14,802  $13,963
% of gross revenue    25.5%   41.0%    6.1%     9.5%     9.3%     8.6%

Three months ended
December  31, 2002:
$ amount of revenue $44,017 $71,179  $13,588 $15,406  $15,622  $15,467
% of gross revenue    25.1%   40.6%     7.8%    8.8%     8.9%     8.8%

Three months ended
March 31, 2002:
$ amount of revenue $43,519 $49,538  $10,385 $16,158  $11,650  $13,483
% of gross revenue    30.1%   34.2%     7.1%   11.2%     8.1%     9.3%


 The following table shows the components of revenue contributed by Morgan Keegan for the three months ended March 31, 2003, December
31, 2002, and March 31, 2002.

Morgan Keegan
Summary Income
Statement
                     Three      Three     Three
($ amounts in        months     months    months    % Change  % Change
thousands)           Ended      Ended     Ended      from      from
                    March 31,   Dec. 31,  March 31,  Dec. 31,  March 31,
                      2003       2002       2002      2002       2002

Revenues:
 Commissions         $34,175    $38,589   $32,496    (11.4)%     5.2%
 Principal
  transaction         68,015     66,125    54,642      2.9      24.5
 Investment banking   12,184     22,497    14,765    (45.8)    (17.5)
 Interest             12,925     12,960    12,081      (.3)      7.0
 Trust fees and
  services            15,158     15,407    16,082     (1.6)     (5.7)
 Investment
  advisory            13,616     15,497    11,598    (12.1)     17.4
 Other                 3,790      4,204     3,070     (9.8)     23.4
  Total revenues     159,863    175,279   144,734     (8.8)     10.5


Expenses:
 Interest expense      7,517      6,679     6,452     12.5       16.5
 Non-interest
  expense            126,226    135,747   118,397     (7.0)      6.6
   Total expenses    133,743    142,426   124,849     (6.1)      7.1


Income before income
 taxes		      26,120     32,853    19,885    (20.5)     31.4

Income taxes           9,687     12,277     7,289    (21.1)     32.9

Net income           $16,433    $20,576   $12,596    (20.1)%    30.5%


 TRUST INCOME

 Trust department income for the first quarter of 2003 increased $1.4 million or 9% compared to the first quarter of 2002 and $2.1 million or 14% compared to the fourth quarter of 2002. Beginning in 2002, trust sales efforts were managed through Morgan Keegan. Morgan Keegan's expertise and experience in asset management and sales contributed to the higher trust fees.

 SERVICE CHARGES ON DEPOSIT ACCOUNTS

 Service charges on deposit accounts increased $3.7 million or 6% in the first quarter of 2003 over first quarter of 2002 due to management's continued focus on fee collection efforts. Compared to the fourth quarter of 2002, service charges on deposit accounts decreased $2.5 million or 3%.


 MORTGAGE SERVICING AND ORIGINATION FEES

 The primary source of this category of income is Regions' mortgage banking affiliates, RMI and EquiFirst. RMI's primary business and source of income is the origination and servicing of mortgage loans for long-term investors. EquiFirst typically originates mortgage loans which are sold to third-party investors with servicing released. Net gains and losses related to the sale of mortgage loans are included in other non-interest income.

 Mortgage servicing and origination fees increased $3.5 million or 14% in the first quarter of 2003 compared to the first quarter of 2002 due to the significant mortgage activity resulting from the historically low interest rate environment over the past twelve months. Compared to the fourth quarter of 2002, mortgage servicing and origination fees declined $1.6 million or 5% due to a slight decrease in production levels and fewer loans serviced. Single-family mortgage production was $2.2 billion in the first quarter of 2003, compared to $1.4 billion in the first quarter of 2002 and $2.3 billion in the fourth quarter of 2002. The mortgage company's servicing portfolio totaled $17.1 billion at March 31, 2003, compared to $18.8 billion at March 31, 2002, and $17.3 billion at December 31, 2002.

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

                                    Three Months Ended
(dollars in thousands)             March 31,   March 31,
                                     2003        2002

Balance at beginning of year       $147,487    $140,369
Additions                            15,082      10,014
Amortization                        (11,472)     (4,777)
                                    151,097     145,606

Valuation adjustment                (40,310)     (3,775)
Balance at end of period           $110,787    $141,831


Mortgage servicing asset as a
 percent of servicing portfolio       0.65%       0.75%



  SECURITIES GAINS

 Securities gains totaled $9.9 million in the first quarter of 2003, resulting from the sale of approximately $215 million in agency securities in the first quarter. Securities gains totaled $1.9 million in the first quarter of 2002 and $25.2 million in the fourth quarter of 2002.

 OTHER INCOME

 The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. Other non-interest income for the first quarter of 2003 increased $34.2 million over the first quarter of 2002 and $11.3 million over the fourth quarter of 2002 due primarily to strong performance by insurance operations and higher gains resulting from mortgage banking activities. Gains on sales of securitized indirect auto loans included in non-interest income were $6.8 million in the first quarter of 2003 and $7.5 million in the fourth quarter of 2002.


NON-INTEREST EXPENSE

 The following table presents a summary of non-interest expense for the quarters ended March 31, 2003, December 31, 2002, and March 31, 2002.

 (in thousands)             March 31,   December 31,    March 31,
                              2003         2002           2002

Salaries and employee
 benefits                   $272,619     $280,660       $237,362
Net occupancy expense         25,712       26,319         22,548
Furniture and equipment
 expense                      20,312       22,689	  22,100
Other			     129,531	  154,174        120,350

Total non-interest expense  $448,174     $483,842       $402,360


  Total non-interest expense increased $45.8 million or 11% in the first quarter of 2003 compared to the same period in 2002. Compared to the fourth quarter of 2002, total non-interest expense decreased $35.7 million or 7%. The largest portion of this decrease was due to a $5.2 million charge related to the prepayment of $250 million of Federal Home Loan Bank advances and a $17.0 million mortgage servicing rights impairment charge, both taken in the fourth quarter of 2002. Excluding these amounts, non-interest expense decreased $13.5 million compared to the fourth quarter of 2002.

 SALARIES AND EMPLOYEE BENEFITS

 Salaries and employee benefits were up $35.3 million or 15% in the first quarter of 2003 compared to the same period in 2002, due to higher incentive costs associated with Morgan Keegan and mortgage banking, increased pension costs, and normal merit increases. Salaries and employee benefits decreased $8.0 million or 3% compared to the fourth quarter of 2002 due to lower commissions and incentives primarily related to lower production volumes in the brokerage and mortgage banking areas. As of March 31, 2003, Regions had 16,040 full time equivalent employees.

 NET OCCUPANCY EXPENSE

 Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate banking offices throughout Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas.

 Net occupancy expense increased $3.2 million or 14% in the first quarter of 2003 over the first quarter of 2002 due to expenses related to new and acquired branch offices and the new operations center. Compared to the fourth quarter of 2002, net occupancy expense decreased $607,000 or 2%.

 FURNITURE AND EQUIPMENT EXPENSE

 Furniture and equipment expense decreased $1.8 million or 8% in the first quarter of 2003 compared to the same period in 2002 and $2.4 million or 10% compared to the fourth quarter of 2002.

 OTHER EXPENSES

 The significant components of other expense include other non-credit losses, amortization and impairment of mortgage servicing rights and computer and other outside services. Other non-interest expense increased $9.2 million or 8% in the first quarter of 2003 compared to the same period in 2002 due primarily to higher amortization of mortgage servicing rights. Compared to the fourth quarter of 2002, other non-interest expense decreased $24.6 million or 16% due to the prepayment and mortgage servicing rights impairment charges taken in the fourth quarter of 2002 discussed above. Excluding the $5.2 million prepayment charge and $17.0 million mortgage servicing rights impairment charge, other non-interest expense decreased $2.4 million from fourth quarter levels.

APPLICABLE INCOME TAXES

 Income tax expense for the first quarter of 2003 increased $1.2 million or 2% over the first quarter of 2002 due to a higher level of taxable income. Regions effective tax rates for the first quarter of 2003 and 2002 were 28.5% and 28.7%, respectively.

 Regions' consolidated federal income tax returns, for the years 1998-2002, are open for examination. From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans. Regions believes adequate provisions for income tax have been recorded for all years open for review.

 Item 3.Qualitative and Quantitative Disclosures about Market Risk

 Reference is made to pages 28 through 31 `Market Risk' included in Management's Discussion and Analysis.


 Item 4.  Controls and Procedures

 Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, Regions' Chairman of the Board, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that Regions' disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 PART II.  OTHER INFORMATION


 Item 6.Exhibits and Reports on Form 8-K

            (a)  Exhibits:

               Exhibit No.               Description

                  99.1         Certification pursuant to 18
                              U.S.C. Section 1350, as adopted
                              pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002.


            (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the first quarter of 2003.

           However, a report on Form 8-K, dated January 16, 2003, was furnished, under item 9 in connection with the Registrant's results of operations for the quarter and year ended December 31, 2002.

           A report on Form 8-K, dated January 28, 2003, was furnished, under item 9 in connection with the Registrant's presentation at the Salomon Smith Barney's
         Sixth Annual Financial Services Conference in New York
         City.

           A report on Form 8-K, dated March 4, 2003, was furnished, under item 9 in connection with the Registrant's presentation at JPMorgan's Fixed Income Investor Financial Services Conference in New York City.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.



                                Regions Financial Corporation



   DATE:  May 14, 2003           /s/ Ronald C. Jackson
                                Ronald C. Jackson
                                Senior Vice President and
                                  Comptroller
                                (Chief Accounting Officer and
                                  Duly Authorized Officer)



                           CERTIFICATIONS

 I, Carl E. Jones, Jr., Chairman of the Board, President and Chief Executive Officer of Regions Financial Corporation, certify that:

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

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/ Carl E. Jones, Jr.                    Date: May 14, 2003
 Carl E. Jones, Jr.
 Chairman of the Board, President, and
 Chief Executive Officer

 I, D Bryan Jordan, Executive Vice President and Chief Financial
Officer of Regions Financial Corporation, certify that:

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

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/ D. Bryan Jordan                       Date: May 14, 2003
 D. Bryan Jordan
 Executive Vice President and
 Chief Financial Officer