Form 10-Q
period 2003-06-30
REGIONS FINANCIAL CORP
filed 2003-08-13
CIK 36032

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission File Number:	0-6159

Regions Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	63-0589368

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

417 North 20th Street Birmingham, Alabama	35203

(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of each of the issuer's classes of common stock was 222,692,475 shares of common stock, par value $.625, outstanding as of July 31, 2003.

REGIONS FINANCIAL COPORATION

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition -
	June 30, 2003, December 31, 2002
	and June 30, 2002	4

	Consolidated Statements of Income -
	Six months and three months ended
	June 30, 2003 and June 30, 2002	5

	Consolidated Statement of Stockholders' Equity -
	Six months ended June 30, 2003	6

	Consolidated Statements of Cash Flows -
	Six months ended June 30, 2003 and
	June 30, 2002	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3.	Qualitative and Quantitative Disclosures about
	Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 6.	Exhibits and Reports on Form 8-K	40

SIGNATURES		41

Forward Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Regions under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Regions may include forward looking statements which reflect Regions' current views with respect to future events and financial performance. Such forward-looking statements are made in good faith by Regions pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations and general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below.

Some factors are specific to Regions, including:

    The cost and other effects of material contingencies, including litigation contingencies.
    Regions' ability to expand into new markets and to maintain profit margins in the face of pricing pressures.
    Regions' ability to keep pace with technological changes.
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
    Regions' ability to achieve the earnings expectations related to the businesses that were acquired or that may be acquired in the future, which in turn depends on a variety of factors, including:
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
    The existence or exacerbation of general geopolitical instability and uncertainty, including the threat or occurrence of acts of terror or the occurrence or escalation of hostilities.
    Possible changes in trade, monetary and fiscal policies, laws, and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards, may have an adverse effect on business.
    Possible changes in consumer and business spending and saving habits could affect Regions' ability to increase assets and to attract deposits.

The words "believe," "expect," "anticipate," "project," and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of Regions. Any such statement speaks only as of the date the statement was made. Regions undertakes no obligation to update or revise any forward-looking statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	June 30,	December 31,	June 30,
ASSETS	2003	2002	2002

Cash and due from banks	$ 1,235,107	$ 1,577,536	$ 938,871
Interest-bearing deposits in other banks	154,317	303,562	271,990
Securities held to maturity	32,082	32,909	34,785
Securities available for sale	9,487,220	8,961,691	8,533,371
Trading account assets	897,732	785,992	874,709
Loans held for sale	1,487,608	1,497,849	447,475
Federal funds sold and securities
purchased under agreements to resell	572,226	334,788	602,972
Margin receivables	682,433	432,337	536,245
Loans	31,945,121	31,230,268	31,471,671
Unearned income	(229,921)	(244,494)	(249,836)

Loans, net of unearned income	31,715,200	30,985,774	31,221,835
Allowance for loan losses	(456,672)	(437,164)	(432,624)

Net loans	31,258,528	30,548,610	30,789,211
Premises and equipment	623,050	638,031	644,584
Interest receivable	208,094	242,088	241,932
Due from customers on acceptances	19,912	60,320	53,844
Other assets	2,890,022	2,523,127	2,176,458

	$49,548,331	$47,938,840	$46,146,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$ 5,530,777	$ 5,147,689	$ 4,876,717
Interest-bearing	26,335,738	27,778,512	26,151,897

Total deposits	31,866,515	32,926,201	31,028,614
Borrowed Funds:
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	4,076,180	2,203,261	2,496,069
Commercial paper	17,250	17,250	26,750
Other short-term borrowings	1,999,772	1,864,946	2,380,834

Total short-term borrowings	6,093,202	4,085,457	4,903,653
Long-term borrowings	5,439,448	5,386,109	5,369,468

Total borrowed funds	11,532,650	9,471,566	10,273,121
Bank acceptances outstanding	19,912	60,320	53,844
Other liabilities	1,758,954	1,302,331	853,274

Total liabilities	45,178,031	43,760,418	42,208,853
Stockholders' Equity:
Preferred stock, par value $1.00 a share:
Authorized 5,000,000 shares	-0-	-0-	-0-
Common stock, par value $.625 a share:
Authorized 500,000,000 shares,
issued, including treasury stock,
222,560,561; 221,336,905; and
231,275,806 shares, respectively	139,100	138,336	144,547
Surplus	965,244	936,958	1,276,918
Undivided profits	3,142,722	2,952,657	2,768,357
Treasury stock, at cost -0-; -0-;
and 10,221,700 shares, respectively	-0-	-0-	(358,199)
Unearned restricted stock	(17,401)	(13,620)	(17,522)
Accumulated other comprehensive income	140,635	164,091	123,493

Total Stockholders' Equity	4,370,300	4,178,422	3,937,594

	$49,548,331	$47,938,840	$46,146,447

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest Income:
Interest and fees on loans	$435,161	$506,410	$ 873,058	$1,018,845
Interest on securities:
Taxable interest income	88,609	101,419	183,979	196,801
Tax-exempt interest income	6,111	7,402	12,544	16,068

Total Interest on Securities	94,720	108,821	196,523	212,869
Interest on loans held for sale	19,830	9,376	43,178	22,192
Interest on margin receivables	3,973	5,061	7,847	10,031
Income on federal funds sold and securities purchased under agreements to resell	1,391	2,251	3,420	3,867
Interest on time deposits in other banks	49	71	97	282
Interest on trading account assets	6,822	6,729	13,809	12,209

Total Interest Income	561,946	638,719	1,137,932	1,280,295

Interest Expense:
Interest on deposits	115,237	165,231	250,084	338,653
Interest on short-term borrowings	27,507	32,236	55,140	62,222
Interest on long-term borrowings	52,901	66,161	106,504	134,543

Total Interest Expense	195,645	263,628	411,728	535,418

Net Interest Income	366,301	375,091	726,204	744,877
Provision for loan losses	30,000	30,000	61,500	60,000

Net Interest Income After Provision for Loan Losses	336,301	345,091	664,704	684,877

Non-Interest Income:
Brokerage and investment banking	151,811	123,296	276,838	236,151
Trust department income	16,850	15,807	33,956	31,554
Service charges on deposit accounts	72,205	68,943	141,930	134,977
Mortgage servicing and origination fees	31,757	23,283	59,985	47,962
Securities gains	15,799	1,928	25,697	3,784
Other	89,702	57,443	181,307	114,880

Total Non-Interest Income	378,124	290,700	719,713	569,308

Non-Interest Expense:
Salaries and employee benefits	288,937	250,283	561,556	487,645
Net occupancy expense	25,518	23,964	51,230	46,512
Furniture and equipment expense	20,501	23,167	40,813	45,267
Other	149,029	123,659	278,560	244,009

Total Non-Interest Expense	483,985	421,073	932,159	823,433

Income Before Income Taxes	230,440	214,718	452,258	430,752
Applicable income taxes	65,674	61,592	128,892	123,563

Net Income	$164,766	$153,126	$ 323,366	$ 307,189

Average number of shares outstanding	222,213	224,878	221,910	227,404
Average number of shares outstanding-diluted	225,064	229,112	224,564	231,127
Per share:
Net income	$0.74	$0.68	$1.46	$1.35
Net income-diluted	$0.73	$0.67	$1.44	$1.33
Cash dividends declared	$0.30	$0.29	$0.60	$0.58

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Unearned Restricted Stock	Accumulated Other Comprehensive Income	Total

BALANCE AT JANUARY 1, 2003	$138,336	$936,958	$2,952,657	$ -0-	$(13,620)	$164,091	$4,178,422
Comprehensive Income:
Net income			323,366				323,366
Unrealized loss on available for sale securities,
net of reclassification adjustment						(23,886)	(23,886)
Other comprehensive gain from derivatives						430	430

Comprehensive income*			323,366			(23,456)	299,910
Cash dividends declared ($0.60 per common share)			(133,301)				(133,301)
Common stock transactions:
Stock options exercised	624	21,139					21,763
Stock issued to employees under incentive plan	140	7,147			(9,967)		(2,680)
Amortization of unearned restricted stock					6,186		6,186

BALANCE AT JUNE 30, 2003	$139,100	$965,244	$3,142,722	$ -0-	$(17,401)	$140,635	$4,370,300

Disclosure of reclassification amount:
Unrealized holding losses on available for sale securities
arising during period, net of tax						$ (5,513)
Less: Reclassification adjustment, net of tax, for gains
and losses realized in net income						18,373
Unrealized holding gain on derivatives, net of tax						917
Less: Reclassification adjustment, net of tax, for losses
realized in net income						487

Comprehensive income						$ (23,456)

*Comprehensive income for the six months ended June 30, 2002 was $372.3 million.

*Comprehensive income for the three months ended June 30, 2003 was $148.3 compared to $224.5 for the three months ended June 30, 2002.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

Six Months Ended
June 30,

Operating Activities:	2003	2002

Net income	$ 323,366	$ 307,189
Adjustments to reconcile net cash provided by (used in) operating activities
Gain on securitization of loans held for sale	(6,830)	-0	-
Depreciation and amortization of premises and equipment	33,957	35,862
Provision for loan losses	61,500	60,000
Net amortization of securities	15,008	11,443
Amortization of loans and other assets	39,700	29,644
Provision for impairment of mortgage servicing rights	19,000	-0	-
Amortization of deposits and borrowings	476	469
Provision for losses on other real estate	1,379	559
Deferred income tax (benefit) expense	(27,636)	17,030
Gain on sale of premises and equipment	(186)	(209)
Realized securities gains	(25,697)	(3,784)
Increase in trading account assets	(111,740)	(132,813)
Increase in margin receivables	(250,096)	(12,304)
Decrease in interest receivable	33,994	8,361
Increase in other assets	(426,864)	(250,181)
Increase (decrease) in other liabilities	499,455	(95,135)
Other	3,506	5,753

Net Cash Provided By (Used In) Operating Activities	182,292	(18,116)

Investing Activities:
Net increase in loans	(771,528)	(229,205)
(Increase) decrease in loans held for sale	(559,446)	442,718
Proceeds from securitization of loans held for sale	576,517	-0	-
Proceeds from sale of securities available for sale	336,525	158,366
Proceeds from maturity of securities held to maturity	812	604
Proceeds from maturity of securities available for sale	2,405,656	1,486,503
Purchases of securities held to maturity	(251)	(1,121)
Purchases of securities available for sale	(3,295,407)	(2,236,620)
Net decrease in interest-bearing deposits in other banks	149,245	399,952
Proceeds from sale of premises and equipment	8,257	2,527
Purchases of premises and equipment	(27,047)	(34,388)
Net decrease in customers' acceptance liability	40,408	10,010
Acquisitions net of cash acquired	-0	-	62,125

Net Cash (Used In) Provided By Investing Activities	(1,136,259)	61,471

Financing Activities:
Net decrease in deposits	(1,060,162)	(773,137)
Net increase in short-term borrowings	2,007,745	800,993
Proceeds from long-term borrowings	56,177	666,110
Payments on long-term borrowings	(2,838)	(44,316)
Net increase in bank acceptance liability	(40,408)	(10,010)
Cash dividends	(133,301)	(130,794)
Purchases of treasury stock	-0	-	(358,199)
Proceeds from exercise of stock options	21,763	15,700

Net Cash Provided By Financing Activities	848,976	166,347

(Decrease) Increase in Cash and Cash Equivalents	(104,991)	209,702
Cash and Cash Equivalents, Beginning of Period	1,912,324	1,332,141

Cash and Cash Equivalents, End of Period	$ 1,807,333	$ 1,541,843

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

NOTE B -- Stock-Based Compensation

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

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Pro forma net income and net income per share data is presented below for the six months ended June 30, 2003 and 2002, as if the fair-value method had been applied in measuring compensation costs:

	Six months ended

	June 30,	June 30,
	2003	2002

Net income	$323,366	$307,189
Less: Total stock-based compensation expense
based on fair value method for all awards, net
of related tax effects	(4,238)	(10,417)

Pro forma net income	$319,128	$296,772

Per share:
Net income	$1.46	$1.35
Net income-diluted	1.44	1.33
Pro forma net income	1.44	1.31
Pro forma net income-diluted	1.42	1.28

The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002, was $4.52 and $4.73, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003: expected dividend yield of 3.70%; expected option life of 5 years; expected volatility of 21.8%; and a risk-free interest rate of 2.8%. The 2002 assumptions used in the model included: expected dividend yield of 3.38%; expected option life of 5 years; expected volatility of 22.0%; and a risk-free interest rate of 2.7%.

NOTE C -- Business Segment Information

Regions' segment information is presented based on Regions' primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions' customers. The Company's primary segment is community banking. Community banking represents the Company's branch banking functions and has separate management that is responsible for the operation of that business unit. In addition, Regions has designated as distinct reportable segments the activities of its treasury, mortgage banking, investment banking/brokerage/trust, and insurance divisions. The treasury division includes the Company's bond portfolio, indirect mortgage lending division, and other wholesale activities. Mortgage banking consists of origination and servicing functions of Regions' mortgage operations. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated "Other" includes activity of Regions' indirect consumer lending division and the parent company. Prior period amounts have been restated to reflect changes in methodology.

The accounting policies used by each reportable segment are the same as those discussed in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

Six months ended June 30, 2003

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$560,219	$ 139,671	$699,890	$ 24,202
Provision for loan loss	58,236	2,526	60,762	557
Non-interest income	170,256	25,673	195,929	167,982
Non-interest expense	431,109	16,587	447,696	151,714
Income taxes	77,806	54,837	132,643	15,498

Net income	$ 163,324	$ 91,394	$254,718	$ 24,415

Average assets	$26,429,826	$14,659,376	$41,089,202	$1,460,650

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 11,449	$ 1,075	$ (10,412)	$726,204
Provision for loan loss	-0-	-0-	181	61,500
Non-interest income	322,513	36,401	(3,112)	719,713
Non-interest expense	269,150	27,296	36,303	932,159
Income taxes	24,339	3,510	(47,098)	128,892

Net income	$ 40,473	$ 6,670	$ (2,910)	$323,366

Average assets	$2,691,214	$119,829	$2,936,725	$48,297,620

Six months ended June 30, 2002

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$597,722	$ 150,132	$747,854	$ 16,487
Provision for loan loss	53,912	2,242	56,154	214
Non-interest income	157,489	4,070	161,559	101,191
Non-interest expense	442,296	13,792	456,088	82,094
Income taxes	89,172	51,813	140,985	13,617

Net income	$ 169,831	$ 86,355	$256,186	$21,753

Average assets	$25,056,928	$13,296,246	$38,353,174	$921,324

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 11,648	$ 1,237	$(32,349)	$744,877
Provision for loan loss	-0-	-0-	3,632	60,000
Non-interest income	275,568	28,557	2,433	569,308
Non-interest expense	242,297	22,217	20,737	823,433
Income taxes	16,593	2,761	(50,393)	123,563

Net income	$ 28,326	$ 4,816	$ (3,892)	$307,189

Average assets	$2,643,657	$102,438	$3,027,836	$45,048,429

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

Regions utilizes certain derivative instruments to hedge the variability of interest cash flows on debt instruments. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At June 30, 2003, Regions had reported a $4.9 million loss in other comprehensive income related to cash flow hedges. The Company will amortize this loss into earnings in conjunction with the recognition of interest payments through 2011. To the extent that the hedge of future cash flows is ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the six months ended June 30, 2003, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. No gains or losses were recognized in the first six months of 2003 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. For the six months ended June 30, 2003, Regions recognized a net hedging gain of $2.4 million associated with these hedging instruments.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating rate. The fair values of these derivative instruments are included in other assets on the statements of financial condition. For the six months ended June 30, 2003, there was a $553,000 loss recorded in earnings due to hedge ineffectiveness. No gains or losses were recognized in the first six months of 2003 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

The Company also maintains a trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. The fair value of the trading portfolio at June 30, 2003, was $34.5 million.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $9 million at both June 30, 2003 and 2002. The Company is subject to the risk that a counterparty will fail to perform.

In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At June 30, 2003, the contract amount of future contracts was $6 million to purchase and $50 million to sell U.S. Government and municipal securities. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

Regions' derivative financial instruments are summarized as follows:
	Other Than Trading Derivatives

	As of June 30, 2003

	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

	(dollars in millions)
Asset hedges:
Fair value hedges:
Forward sale commitments	$ 515	$ 1			0.2

Total asset hedges	$ 515	$ 1			0.2

Liability hedges:
Fair value hedges:
Interest rate swaps	$3,488	$ 282	4.96%	1.91%	6.2
Interest rate options	1,400	-			1.9

Total liability hedges	$4,888	$ 282			5.0

	As of June 30, 2002

	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

	(dollars in millions)
Asset hedges:
Fair value hedges:
Forward sale commitments	$ 168	$ (1)			0.2

Total asset hedges	$ 168	$ (1)			0.2

Liability hedges:
Fair value hedges:
Interest rate swaps	$2,288	$ 35	6.54%	3.32%	9.2
Interest rate options	900	3			2.9

Total liability hedges	$3,188	$ 38			7.4

	Derivative Financial Instruments
	As of June 30,

	2003			2002

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$3,488	$5,096	$171	$ 2,288	$1,747	$55
Interest rate options	1,400	556	-0-	900	198	-0-
Futures and forward
commitments	515	760	1	168	-0-	-0-
Foreign exchange
forwards	-0-	9	-0-	-0-	9	-0-

Total	$5,403	$6,421	$172	$ 3,356	$1,954	$55

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

The following table is a summary of Regions' derivative financial instruments as of March 31, 2003 and is presented for comparison purposes.
	Derivative Financial Instruments
	As of March 31,

	2003			2002

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$3,938	$3,909	$180	$ 1,188	$1,636	$13
Interest rate options	1,400	223	-0-	400	236	-0-
Futures and forward
commitments	395	1,465	-0-	240	-0-	1
Foreign exchange
forwards	-0-	7	-0-	-0-	16	-0-

Total	$5,733	$5,604	$180	$ 1,828	$1,888	$14

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE E -- Subsequent Events

On July 16, 2003, Regions' Board of Directors authorized the repurchase of up to 12.6 million shares of the Company's common stock. This represents an additional 10 million shares over the previously existing authorization. The purchases will be made from time to time in the open market or in privately negotiated transactions depending on market conditions and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or the "Company") financial position and results of operations. The emphasis of this discussion will be on the six and three months ended June 30, 2003, as compared to the six and three months ended June 30, 2002, and the three months ended March 31, 2003.

CORPORATE PROFILE

Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South. Regions' banking affiliate, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas.

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions has no foreign operations, although it maintains an international department to assist customers with their foreign transactions. Regions provides investment banking and brokerage services from 142 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking affiliates, Regions Mortgage and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $16.6 billion in mortgage loans. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country. Credit life insurance services for customers are provided through other Regions' affiliates.

The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas. Morgan Keegan also operates offices in Illinois, Kentucky, Massachusetts, Mississippi, New York, and Virginia.

SECOND QUARTER HIGHLIGHTS

Net income for the second quarter of 2003 totaled a record $164.8 million or $.73 per diluted share, compared to $153.1 million or $.67 per diluted share for the second quarter of 2002 and $158.6 million or $.71 per diluted share for the first quarter of 2003.

Average earning assets increased 6% over the second quarter of 2002 and 5% annualized over the first quarter of 2003. The primary areas of growth were commercial and real estate loans and securities.

Regions continues its strategy to alter its deposit mix toward low cost deposits. As a result, low-cost deposits increased 11% over the second quarter of 2002 and 5% annualized over the first quarter of 2003. Certificates of deposit less than $100,000 declined 20% and 49% annualized in the same respective periods.

Net charge-offs totaled $23 million or 0.29% of average loans, annualized, in the second quarter of 2003, compared to 0.38% for the second quarter of 2002 and 0.25% in the first quarter of 2003. Non-performing assets decreased $24.9 million to $359.8 million in the second quarter of 2003. Non-accrual loans decreased $2.7 million, other real estate decreased $11.2 million, and renegotiated loans decreased $1.7 million compared to first quarter 2003 levels. Loans past due greater than 90 days decreased $9.3 million in the second quarter 2003, compared to the prior quarter. The allowance for loan losses as a percentage of loans, net of unearned income, totaled 1.44% at June 30, 2003, compared to 1.39% at June 30, 2002 and 1.42% at March 31, 2003.

Total revenue on a linked-quarter comparison increased at a 21% annualized rate. Net interest income increased 7% annualized with fee income increasing at a 37% annualized rate. The net interest margin declined 3 basis points to 3.47% in the second quarter of 2003, compared to the prior quarter, due to overall declining interest rates.

Impairment charges on mortgage servicing rights of $19.2 million were recorded in the second quarter of 2003 as prepayment speeds and refinance activity continued to reach record levels. Securities gains totaling $15.8 million were realized to partially offset the impact of the impairment charge.

Non-interest income, excluding securities gains, increased $73.6 million over the second quarter of 2002 and $30.6 million over the first quarter of 2003, due primarily to strong contributions from Morgan Keegan and mortgage operations. Brokerage and investment banking revenues totaled $151.8 million in the second quarter of 2003, compared to $123.3 million in the second quarter of 2002 and $125.0 million in the first quarter of 2003. Regions' mortgage servicing and origination fees totaled $31.8 million in the second quarter 2003, an increase of $8.5 million over the second quarter of 2002 and $3.5 million over the first quarter of 2003.

Non-interest expense, excluding the impairment charges on mortgage servicing rights, increased $43.7 million over the second quarter 2002 and $16.6 million over the first quarter of 2003, due almost entirely to increased commissions and incentives expense. Salaries and employee benefits increased 15% from the second quarter of 2002 and 24% annualized over the first quarter of 2003, a direct result of increased production and revenues in the brokerage and mortgage operations.

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

TOTAL ASSETS

Regions' total assets at June 30, 2003 were $49.5 billion -- an increase of 7% compared to June 30, 2002 and 3% compared to December 31, 2002. This growth was primarily the result of increases in securities, loans, loans held for sale, and other assets.

LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN PORTFOLIO

Regions' primary investment is loans. At June 30, 2003, loans represented 70% of Regions' earning assets.

The following table includes a distribution of Regions' loan portfolio.

Loan Portfolio (period end data)

(in thousands)	Second Quarter 2003	Fourth Quarter 2002	Second Quarter 2002

Commercial	$10,988,657	$11,080,812	$10,414,685
Residential mortgages	8,204,385	7,978,284	8,280,718
Other real estate loans	4,910,895	4,497,486	4,017,136
Construction	3,579,442	3,603,820	3,638,088
Branch installment	1,476,601	1,632,443	1,690,493
Indirect installment	382,401	375,438	1,496,196
Consumer lines of credit	1,538,884	1,219,286	1,120,240
Student loans	633,935	598,205	564,279

	$31,715,200	$30,985,774	$31,221,835

Total loans at June 30, 2003, increased 2% from June 30, 2002, and 2% over year-end 2002. The increase since June 30, 2002, was primarily due to growth in commercial loans, real estate loans and lines of credit, partially offset by a decline in consumer loans. At September 30, 2002, Regions reclassified approximately $1.1 billion of its indirect auto loan portfolio as loans held for sale (see LOANS HELD FOR SALE). Adjusting for the effects of the securitized loans, total loans increased 5% over the second quarter 2002. The average yield on loans during the second quarter of 2003 was 5.70% compared to 6.70% during the second quarter of 2002, and 5.86% during the first quarter of 2003. During the first half of 2003, the average yield on loans was 5.78% compared to 6.82% in 2002.

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

Regions' determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. In determining the amount of the allowance for loan losses, management uses information from its loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include non-accrual loans and loans past due 90 days or more, excluding loans to individuals, are evaluated individually. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value is not sufficient to support the collection of the investment in the loan, a charge is immediately taken against the allowance for loan losses. The amount of the allowance for loan losses related to the higher-risk loans (including impaired loans) was approximately 75% at June 30, 2003, compared to 72% at December 31, 2002.

In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The amount of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 25% of Regions' allowance for loan losses at June 30, 2003, compared to 28% at December 31, 2002. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

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

Activity in the allowance for loan losses is summarized as follows:

	Six Months Ended
(dollars in thousands)	June 30,	June 30,
	2003	2002

Balance at beginning of period	$437,164	$419,167
Loans charged-off:
Commercial	34,969	32,907
Real estate	8,382	7,713
Installment	19,128	28,235

Total	62,479	68,855
Recoveries:
Commercial	6,758	5,579
Real estate	2,629	2,118
Installment	11,100	12,287

Total	20,487	19,984
Net loans charged off:
Commercial	28,211	27,328
Real estate	5,753	5,595
Installment	8,028	15,948

Total	41,992	48,871
Allowance of acquired banks	-	2,328
Provision charged to expense	61,500	60,000

Balance at end of period	$456,672	$432,624

Average loans outstanding:
Commercial	$10,892,392	$10,019,799
Real estate	15,062,677	14,740,728
Installment	5,344,638	6,048,145

Total	$31,299,707	$30,808,672

Net charge-offs as percent of average
loans outstanding (annualized):
Commercial	.52%	.55%
Real estate	.08%	.08%
Installment	.30%	.53%

Total	.27%	.32%

Net loan losses as a percentage of average loans (annualized) were 0.29% in the second quarter of 2003 compared to 0.38% in the second quarter 2002 and 0.25% in the first quarter of 2003. At June 30, 2003, the allowance for loan losses was 1.44% of loans, compared to 1.39% at June 30, 2002, and 1.41% at year-end 2002. The allowance for loan losses as a percentage of non-performing loans was 149% at June 30, 2003, compared to 118% at June 30, 2002, and 147% at December 31, 2002. The allowance for loan losses as a percentage of non-performing assets was 127% at June 30, 2003, compared to 103% at June 30, 2002, and 123% at December 31, 2002.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:
(dollars in thousands)	June 30,	March 31,	December 31,	June 30,
	2003	2003	2002	2002

Non-accruing loans	$241,789	$244,500	$226,470	$280,371
Loans past due 90 days or more	35,894	45,171	38,499	43,224
Renegotiated loans	29,803	31,524	32,280	42,332
Other real estate	52,358	63,585	59,606	52,092

Total	$359,844	$384,780	$356,855	$418,019

Non-performing assets as a percentage
of loans and other real estate	1.13%	1.22%	1.15%	1.34%

Non-accruing loans at June 30, 2003, declined $38.6 million from June 30, 2002 levels but increased $15.3 million from year-end 2002 levels. Compared to March 31, 2003, non-accrual loans declined $2.7 million. The increase since year-end is primarily related to commercial credits, including a single manufacturing credit of $11.3 million. At June 30, 2003, real estate loans comprised $117.5 million ($75.8 million in residential) of total non-accruing loans, with commercial loans accounting for $120.8 million and consumer loans accounting for $3.5 million. Loans past due 90 days or more decreased $7.3 million compared to June 30, 2002 and $2.6 million from year-end 2002 levels. Compared to March 31, 2003, loans past due 90 days or more decreased $9.3 million. Other real estate increased $266,000 from June 30, 2002, but declined $7.2 million since year-end 2002 levels and $11.2 million compared to March 31, 2003.

INTEREST BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At June 30, 2003 this category of earning asset totaled $154.3 million compared to $272.0 million at June 30, 2002, and $303.6 million at December 31, 2002, as maturities were not reinvested in this earning asset category.

SECURITIES

The following table shows the carrying values of securities as follows:
	June 30,	December 31,	June 30,
	2003	2002	2002

	(in thousands)
Securities held to maturity:
U.S. Treasury and Federal agency securities	$30,566	$30,571	$31,527
Obligations of states and political subdivisions	1,516	2,335	3,136
Other securities	-	3	122

Total	$32,082	$32,909	$34,785

Securities available for sale:
U.S. Treasury and Federal agency securities	$2,610,717	$1,957,593	$1,515,593
Obligations of states and political subdivisions	505,593	543,798	557,882
Mortgage-backed securities	6,031,505	6,147,946	6,174,952
Other securities	81,670	42,315	8,700
Equity securities	257,735	270,039	276,244

Total	$9,487,220	$8,961,691	$8,533,371

Total securities at June 30, 2003, increased 11% from June 30, 2002 levels and 6% from year-end 2002 levels. Security balances have increased primarily through the purchase of agency securities to manage the Company's interest rate sensitivity and liquidity position.

LOANS HELD FOR SALE

Loans held for sale increased $1.0 billion compared to June 30, 2002, but declined $10 million since year-end 2002. At June 30, 2003, there were approximately $1.2 billion in mortgage loans held for sale. At September 30, 2002, Regions reclassified approximately $1.1 billion of its indirect auto loan portfolio as loans held for sale. Regions securitized and sold approximately $800 million during the fourth quarter of 2002 and $570 million during the first quarter of 2003 of indirect consumer auto loans classified as loans held for sale. At June 30, 2003, there were approximately $321 million in indirect auto loans held for sale.

MARGIN RECEIVABLES

Margin receivables at June 30, 2003, totaled $682.4 million compared to $536.2 million at June 30, 2002, and $432.3 million at December 31, 2002. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

OTHER ASSETS

Other assets increased $713.6 million compared to June 30, 2002, and $366.9 million since year-end 2002. Areas of increase include derivative assets, low income housing investments, and receivables related to increased production at Morgan Keegan.

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

The loan to deposit ratio at June 30, 2003, was 99.53% compared to 100.62% at June 30, 2002 and 94.11% at December 31, 2002.

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

In addition, Regions Bank has the requisite agreements in place to issue and sell up to $1 billion of its bank notes to institutional investors through placement agents. As of June 30, 2003, there were no outstanding bank notes under this program.

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

RATINGS

The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor's Corporation, Moody's Investors Service and Fitch IBCA:
	S&P	Moody's	Fitch

Regions Financial Corporation:
Subordinated notes	A-	A2	A
Trust preferred securities	BBB+	A1	A
Regions Bank:
Short-term certificates of deposit	A-1	P-1	F1+
Short-term debt	A-1	P-1	F1+
Long-term certificates of deposit	A+	Aa3	AA-
Long-term debt	A+	Aa3	A+

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

Total deposits at June 30, 2003, increased 3% from June 30, 2002, but declined 3% from year-end 2002 levels. Compared to June 30, 2002, non-interest bearing deposits, interest bearing checking, money market, and savings accounts increased $2.0 billion or 11%, but were offset by a $1.2 billion or 12% decline in retail certificates of deposit, due to market interest rate changes and the maturity of $859 million of high yield certificates of deposit in the second quarter of 2003. Wholesale deposits increased from June 30, 2002 levels, as rates on these deposits were more favorable compared to other funding sources.

The following table presents the average rates paid on deposits by category for the six months ended June 30, 2003 and 2002:
	Average Rates Paid

	June 30,	June 30,
	2003	2002

Interest-bearing transaction accounts	1.10%	1.13%
Savings accounts	0.30	0.58
Money market savings accounts	0.81	1.40
Certificates of deposit of $100,000 or more	2.88	4.23
Other interest-bearing deposits	3.11	3.86
Total interest-bearing deposits	1.87%	2.62%

The following table presents the average amounts of deposits outstanding by category for the six months ended June 30, 2003 and 2002:
	Average Amounts Outstanding

	Six months ended June 30,
	2003	2002

	(in thousands)
Non-interest-bearing demand deposits	$ 5,151,095	$ 4,889,917

Interest-bearing transaction accounts	2,036,865	800,423
Savings accounts	1,417,322	1,407,370
Money market savings accounts	10,692,566	10,766,795
Certificates of deposit of $100,000 or more	3,338,815	3,052,169
Other interest-bearing deposits	9,496,294	10,002,668

Total interest-bearing deposits	26,981,862	26,029,425

Total deposits	$32,132,957	$30,919,342

BORROWINGS

Following is a summary of short-term borrowings:
(in thousands)	June 30,	December 31,	June 30,
	2003	2002	2002

Federal funds purchased	$1,999,905	$1,180,368	$1,774,827
Securities sold under agreements
to repurchase	2,076,275	1,022,893	721,241
Federal Home Loan Bank structured notes	850,000	850,000	1,100,000
Notes payable to unaffiliated banks	158,900	56,009	410,900
Commercial paper	17,250	17,250	26,750
Due to brokerage customers	591,945	651,078	652,198
Broker margin calls	118,690	111,321	16,474
Short sale liability	280,237	196,538	201,263

Total	$6,093,202	$4,085,457	$4,903,653

Net federal funds purchased and security repurchase agreements totaled $3.5 billion at June 30, 2003, $1.9 billion at both June 30, 2002, and year-end 2002. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first half of 2003, net funds purchased averaged $2.6 billion compared to $1.3 billion for the same period in 2002. Other short-term borrowings and commercial paper decreased $391 million since June 30, 2002, but increased $135 million since year-end 2002.

Long-term borrowings are summarized as follows:
(in thousands)	June 30,	December 31,	June 30,
	2003	2002	2002

6 3/8% subordinated notes	$ 600,000	$ 600,000	$ 600,000
7.80% subordinated notes	-0-	-0-	75,000
7.00% subordinated notes	500,000	500,000	500,000
7.75% subordinated notes	100,000	100,000	100,000
Federal Home Loan Bank structured notes	3,585,000	3,585,000	3,585,000
Federal Home Loan Bank advances	115,777	97,553	128,922
Trust preferred securities	291,769	291,792	291,815
Industrial development revenue bonds	2,200	2,200	2,400
Mark-to-market on hedged long-term debt	186,876	151,265	27,956
Other long-term debt	57,826	58,299	58,375

Total	$5,439,448	$5,386,109	$5,369,468

Long-term borrowings have increased $70 million since June 30, 2002 and $53 million since year-end 2002 (see NOTE D and Interest Rate Sensitivity).

OTHER LIABILITIES

Other liabilities increased $905.6 million compared to June 30, 2002, and $456.6 million since year-end 2002. Areas of increase include payables related to increased production at Morgan Keegan and payables to the trustee of the securitizations in the first quarter of 2003 and fourth quarter of 2002.

STOCKHOLDERS' EQUITY

Stockholders' equity was $4.4 billion at June 30, 2003, an increase of 11% over June 30, 2002, and a 5% increase since year-end 2002. Accumulated other comprehensive income totaled $140.6 million at June 30, 2003, compared to $123.5 million at June 30, 2002, and $164.1 million at year-end 2002. Regions' ratio of equity to total assets was 8.82% at June 30, 2003, compared to 8.53% at June 30, 2002 and 8.72% at December 31, 2002.

At its meeting on July 16, 2003, Regions Board of Directors increased the quarterly cash dividend for the third quarter to $.32 per share from the previous quarterly cash dividend of $.30 per share. The Board also increased the existing authorization for repurchase of the Company's common stock by 10 million shares, resulting in a total of up to 12.6 million shares that could be repurchased. Funds for the increased dividend and common stock repurchase program are expected to be generated from working capital.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at June 30, 2003 and 2002, substantially exceeded all regulatory requirements.

Bank Regulatory Capital Requirements
		Well
	Minimum	Capitalized	Regions at	Regions at
	Regulatory	Regulatory	June 30,	June 30,
	Requirement	Requirement	2003	2002

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	9.11%	8.55%
Total risk-based capital to risk-adjusted assets	8.00	10.00	13.81	13.58
Tier 1 leverage ratio	3.00	5.00	7.22	6.81

OPERATING RESULTS

Net income for the first six months of 2003 totaled $323.4 million or $1.44 per diluted share, an 8% increase (on a per share diluted basis) over the first six months of 2002. For the second quarter of 2003, net income totaled $164.8 million ($0.73 per diluted share) compared to $153.1 million ($0.67 per diluted share) in the second quarter of 2002 and $158.6 ($0.71 per diluted share) in the first quarter of 2003. This represents a 9% increase (on a per share diluted basis) over second quarter of 2002 and a 11% annualized increase (on a per share diluted basis) over the first quarter of this year. Annualized return on stockholders' equity for the six months ended June 30, 2003, was 15.23% compared to 15.30% for the same period in 2002. Annualized return on assets for the first six months of 2003 was 1.35% compared to 1.38% for the first six months of 2002.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended June 30, 2003, March 31, 2003, and June 30, 2002.
(dollars in thousands)	June 30,	March 31,	June 30,
	2003	2003	2002

Interest income	$561,946	$575,986	$638,719
Interest expense	195,645	216,083	263,628

Net interest income	366,301	359,903	375,091

Tax equivalent adjustment	16,450	17,083	17,765

Net interest income (taxable equivalent)	$382,751	$376,986	$392,856

Net interest margin	3.47%	3.50%	3.79%

Net interest income (taxable equivalent basis) for the first six months of 2003 decreased $21.2 million, or 3%, compared to the same period in 2002. The decline in net interest income is due to continued compression in the net interest margin due to lower interest rates, partially offset by increases in earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 3.48% in the first six months of 2003 compared to 3.82% during the same period in 2002.

For the second quarter of 2003, net interest income (taxable equivalent basis) decreased $10.1 million or 3% compared to the second quarter of 2002, with increases in earning assets partially offsetting the effects of the reduced interest margin due to lower interest rates. The net yield on interest earning assets (taxable equivalent basis) was 3.47% in the second quarter of 2003 compared to 3.79% during the second quarter of 2002. The yield on interest earning assets declined 109 basis points in the second quarter of 2003, while the rate on interest bearing liabilities declined 90 basis points, compared to the second quarter of 2002.

Compared to the first quarter of 2003, net interest income (taxable equivalent basis) increased $5.8 million or 6% annualized, due to increased earning assets and the maturity of $859 million of high yield certificates of deposit during the second quarter of 2003, partially offset by a continuing decline in interest rates. The net yield on interest earning assets (taxable equivalent basis) was 3.47% in the second quarter of 2003 compared to 3.50% in the first quarter of 2003. The yield on interest earning assets declined 26 basis points, while the rate on interest bearing liabilities declined 25 basis points, compared to the prior quarter.

Analysis of Changes in Net Interest Income
	Six months ended June 30,

	2003 over 2002

	Volume	Yield/Rate	Total

Increase (decrease) in:
Interest income on:
Loans	$16,004	$(161,791)	$(145,787)
Federal funds sold	412	(859)	(447)
Taxable securities	31,044	(43,866)	(12,822)
Non-taxable securities	(2,483)	(1,040)	(3,523)
Other earning assets	22,843	(2,627)	20,216

Total	67,820	(210,183)	(142,363)
Interest expense on:
Savings deposits	28	(1,933)	(1,905)
Other interest-bearing deposits	12,377	(99,041)	(86,664)
Borrowed funds	31,323	(66,444)	(35,121)

Total	43,728	(167,418)	(123,690)

Decrease in net interest income	$24,092	$ (42,765)	$ (18,673)

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

Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of June 30, 2003, Regions maintains an almost balanced position to gradual rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at June 30, 2003) parallel interest rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period for 2002 are presented for comparison purposes.
Gradual	June 30, 2003		June 30, 2002

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollars in thousands)
+200	$(2,000)	(0.2)%	$57,000	3.8%
+100	(6,000)	(0.4)	36,000	2.4
-100	(9,000)	(0.7)	(18,000)	(1.2)
-200	(32,000)	(2.2)	(57,000)	(3.8)

As of June 30, 2003, Regions maintains a slightly asset sensitive position to instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period of 2002 are presented for comparison purposes.
Instantaneous	June 30, 2003		June 30, 2002

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollars in thousands)
+200	$ 22,000	1.5%	$ 84,000	5.6%
+100	8,000	0.5	55,000	3.7
-100	(26,000)	(1.8)	(71,000)	(4.7)
-200	(80,000)	(5.5)	(170,000)	(11.3)

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

Morgan Keegan will occasionally hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At June 30, 2003, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At June 30, 2003, the contract amounts of futures contracts were $6 million to purchase and $50 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses was $61.5 million or .40% (annualized) of average loans in the first half of 2003, compared to $60.0 million or .39% (annualized) of average loans in the first half of 2002. For the second quarter of 2003, the provision for loan losses was $30.0 million or .38% (annualized) of average loans compared to $30.0 million or .39% (annualized) of average loans in the second quarter of 2002 and $31.5 million or .41% (annualized) of average loans in the first quarter of 2003. The provision for loan losses recorded in the first six months and second quarter of 2003 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current and future economic conditions (see ALLOWANCE FOR LOAN LOSSES).

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended June 30, 2003, March 31, 2003, and June 30, 2002.
(in thousands)	June 30,	March 31,	June 30,
	2003	2003	2002

Brokerage and investment banking	$151,811	$125,027	$123,296
Trust department income	16,850	17,106	15,807
Service charges on deposit accounts	72,205	69,725	68,943
Mortgage servicing and origination fees	31,757	28,228	23,283
Securities gains	15,799	9,898	1,928
Other	89,702	91,605	57,443

Total non-interest income	$378,124	$341,589	$290,700

Total non-interest income (excluding securities transactions) increased $128.5 million or 23% in the first six months of 2003 compared to the same period of 2002 due to increases in all categories of non-interest income. On a quarterly basis, total non-interest income (excluding securities transactions) increased $73.6 million or 25% compared to the second quarter of 2002 and $30.6 million or 37% (annualized) compared to the first quarter of 2003, due primarily to increased production in the brokerage and mortgage operations.

BROKERAGE AND INVESTMENT BANKING

Brokerage and investment banking income reflected an increase of $40.7 million in the first six months of 2003 compared to the same period in 2002 due to strong growth in the fixed income markets. In the second quarter of 2003, brokerage and investment banking income increased $28.5 million over second quarter of 2002 and $26.8 million over first quarter of 2003 due primarily to the strength of the fixed income markets and increased activity in the equity markets.

The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended June 30, 2003 and March 31, 2003, and the six months ended June 30, 2003 and 2002.

Morgan Keegan
Breakout of Revenue by Division

($ amounts in thousands)	Private Client	Fixed-income Capital Markets	Equity Capital Markets	Regions MK Trust	Investment Advisory	Interest & Other

Three months ended June 30, 2003:
$ amount of revenue	$51,369	$77,348	$14,798	$14,707	$15,734	$14,004
% of gross revenue	27.3%	41.2%	7.9%	7.8%	8.4%	7.4%

Three months ended March 31, 2003:
$ amount of revenue	$40,720	$65,546	$9,673	$15,158	$14,802	$13,963
% of gross revenue	25.5%	41.0%	6.1%	9.5%	9.3%	8.6%

Six months ended June 30, 2003:
$ amount of revenue	$92,089	$142,894	$24,471	$29,865	$30,536	$27,968
% of gross revenue	26.4%	41.1%	7.0%	8.6%	8.8%	8.1%

Six months ended June 30, 2002:
$ amount of revenue	$87,022	$100,994	$27,652	$32,148	$25,692	$27,845
% of gross revenue	28.9%	33.5%	9.2%	10.7%	8.5%	9.2%

The following table shows the components of revenue contributed by Morgan Keegan for the three months ended June 30, 2003, March 31, 2003, and June 30, 2002.

Morgan Keegan Summary Income Statement

($ amounts in thousands)	Three months Ended June 30, 2003	Three months Ended March 31, 2003	Three months Ended June 30, 2002	% Change from March 31, 2003	% Change from June 30, 2002

Revenues:
Commissions	$40,022	$34,175	$35,471	17.1%	12.8%
Principal transaction	72,208	68,015	51,768	6.2	39.5
Investment banking	28,933	12,184	23,259	137.5	24.4
Interest	12,385	12,925	13,704	(4.2)	(9.6)
Trust fees and services	14,707	15,158	16,066	(3.0)	(8.5)
Investment advisory	14,778	13,616	13,188	8.5	12.1
Other	4,927	3,790	3,163	30.0	55.8

Total revenues	187,960	159,863	156,619	17.6	20.0

Expenses:
Interest expense	6,344	7,517	7,685	(15.6)	(17.5)
Non-interest expense	142,924	126,226	123,900	13.2	15.4

Total expenses	149,268	133,743	131,585	11.6	13.4

Income before income taxes	38,692	26,120	25,034	48.1	54.6

Income taxes	14,652	9,687	9,303	51.3	57.5

Net income	$24,040	$16,433	$15,731	46.3%	52.8%

TRUST INCOME

Trust department income for the first six months of 2003 increased $2.4 million or 8% compared to the first six months of 2002. Second quarter 2003 trust department income increased $1.0 million or 7% over the second quarter of 2002. Compared to the first quarter of 2003 levels, trust fees remained relatively flat.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $7.0 million or 5% in the first six months of 2003 over same period in 2002 due to management's continued focus on fee collection efforts. For the second quarter of 2003, service charges on deposit accounts increased $3.3 million over the second quarter of 2002 and $2.5 million over the first quarter of 2003.

MORTGAGE SERVICING AND ORIGINATION FEES

The primary source of this category of income is Regions' mortgage banking affiliates, Regions Mortgage and EquiFirst. Regions Mortgage's primary business and source of income is the origination and servicing of mortgage loans for long-term investors. EquiFirst typically originates mortgage loans which are sold to third-party investors with servicing released. Net gains and losses related to the sale of mortgage loans are included in other non-interest income.

Mortgage servicing and origination fees increased $12.0 million or 25% in the first six months of 2003 compared to the first six months of 2002 due to the significant mortgage activity resulting from the historically low interest rate environment over the past twelve months. On a quarterly basis, mortgage servicing and origination fees increased $8.5 million or 36% over the second quarter of 2002 and $3.5 million or 50% annualized over the first quarter of 2003 due to significant increases in production. Single-family mortgage production was $2.5 billion in the second quarter of 2003, compared to $1.2 billion in the second quarter of 2002 and $2.2 billion in the first quarter of 2003. The mortgage company's servicing portfolio totaled $16.6 billion at June 30, 2003, compared to $18.3 billion at June 30, 2002, and $17.1 billion at March 31, 2003.

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
	Six Months Ended
(dollars in thousands)	June 30,	June 30,
	2003	2002

Balance at beginning of year	$147,487	$140,369
Additions	32,523	16,385
Amortization	(24,177)	(12,438)

	155,833	144,316
Valuation adjustment	(59,500)	(3,775)

Balance at end of period	$ 96,333	$140,541

Mortgage servicing asset as a percent of servicing portfolio	0.58%	0.77%

SECURITIES GAINS

Securities gains of $15.8 million in the second quarter of 2003 were realized to partially offset the impairment charge for mortgage servicing rights of $19.2 million. These gains resulted from the sale of approximately $85 million in Agency securities in the second quarter. Regions holds Agency securities as a means to hedge mortgage servicing impairment resulting from declining interest rates. Securities gains totaled $1.9 million in the second quarter of 2002 and $9.9 million in the first quarter of 2003.

OTHER INCOME

The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. Other non-interest income for the first six months of 2003 increased $66.4 million over the first six months of 2002 due primarily to strong performance by insurance operations, higher gains resulting from mortgage banking activities, and increased customer derivative fees. In the second quarter of 2003, other income increased $32.3 million over the second quarter of 2002 due to higher gains resulting from mortgage banking activities and higher customer derivative fees. Compared to the first quarter of 2003, other income decreased $1.9 million. Gains on sales of securitized indirect auto loans included in non-interest income were $6.8 million in the first quarter of 2003. There were no gains on sales of securitized indirect auto loans recorded in the second quarter of 2003.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended June 30, 2003, March 31, 2003, and June 30, 2002.
(in thousands)	June 30,	March 31,	June 30,
	2003	2003	2002

Salaries and employee benefits	$288,937	$272,619	$250,283
Net occupancy expense	25,518	25,712	23,964
Furniture and equipment expense	20,501	20,312	23,167
Other	149,029	129,531	123,659

Total non-interest expense	$483,985	$448,174	$421,073

Total non-interest expense increased $108.7 million or 13% in the first six months of 2003 compared to the same period in 2002. Second quarter 2003 non-interest expense increased $62.9 million compared to the second quarter of 2002 and $35.8 million compared to the first quarter of 2003. These increases were due primarily to increased salaries and employee benefits and other expenses, including mortgage servicing rights impairment and amortization.

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits were up $73.9 million or 15% in the first six months of 2003 compared to the same period in 2002, due to higher incentive costs associated with Morgan Keegan and mortgage banking, increased pension costs, and normal merit increases. In the second quarter of 2003, salaries and employee benefits increased $38.7 million compared to the second quarter of 2002 and $16.3 million compared to the first quarter of 2003 due again to higher commission and incentive pay in the brokerage and mortgage banking operations which corresponds with increases in revenues in those areas in the same periods. As of June 30, 2003, Regions had 16,003 full-time equivalent employees.

NET OCCUPANCY EXPENSE

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate banking offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas.

Net occupancy expense increased $4.7 million or 10% in the first six months of 2003 over the first six months of 2002 due to expenses related to new and acquired branch offices and the new operations center. Net occupancy expense in the second quarter of 2003 increased $1.6 million over the second quarter of 2002 and remained relatively flat compared to the first quarter of 2003

FURNITURE AND EQUIPMENT EXPENSE

Furniture and equipment expense during the six months decreased $4.5 million compared to the same period in 2002. In the second quarter of 2003, furniture and equipment expense decreased $2.7 million compared to the second quarter of 2002 and increased only slightly compared to the first quarter of 2003.

OTHER EXPENSES

The significant components of other expense include other non-credit losses, amortization and impairment of mortgage servicing rights and computer and other outside services. Other non-interest expense increased $34.6 million or 14% in the first six months of 2003 compared to the same period in 2002 due primarily to a $11.7 million increase in amortization of mortgage servicing rights and the $19.2 million charge for mortgage servicing rights impairment recorded in the second quarter of 2003. Consequently, other expense in the second quarter of 2003 increased $25.4 million over the second quarter of 2002 and $19.5 million over the first quarter of 2003.

APPLICABLE INCOME TAXES

Income tax expense for the first six months and second quarter of 2003 increased $5.3 million and $4.1 million, respectively, compared to the same periods in 2002 due to higher levels of taxable income. Regions effective tax rates for the first six months of 2003 and 2002 were 28.5% and 28.7%, respectively.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 30 through 33 'Market Risk' included in Management's Discussion and Analysis.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 14, 2003, four nominees were elected as directors of Regions to serve three-year terms. The directors elected at the 2003 Annual Meeting were James B. Boone Jr. (177,226,141 votes in favor and 2,562,233 votes withheld), James S. M. French (177,251,075 votes in favor and 2,537,299 votes withheld), Richard D. Horsley (176,599,171 votes in favor and 3,189,203 votes withheld), and W.Woodrow Stewart (154,246,826 votes in favor and 25,541,548 votes withheld).

In addition, the stockholders ratified the Board of Directors' selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2003. On the proposal, 157,803,717 shares were voted in favor, 19,924,581 shares were voted against, 2,060,076 shares abstained, and there were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

Exhibit No.	Description

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 2003.

However, a report on Form 8-K, dated April 17, 2003, was furnished, under item 9 in connection with the Registrant's results of operations for the quarter ended March 31, 2003.

A report on Form 8-K, dated May 5, 2003, was furnished, under item 9 in connection with the Registrant's presentation in Birmingham, Alabama discussing current prospects for the company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: August 13, 2003

/s/ Ronald C. Jackson
Ronald C. Jackson
Senior Vice President and Comptroller
(Chief Accounting Officer and
Duly Authorized Officer)