Form 10-Q
period 2003-09-30
REGIONS FINANCIAL CORP
filed 2003-11-13
CIK 36032

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
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

The number of shares outstanding of each of the issuer's classes of common stock was 222,164,789 shares of common stock, par value $.625, outstanding as of October 31, 2003.

REGIONS FINANCIAL COPORATION

	INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition -
	September 30, 2003, December 31, 2002
	and September 30, 2002	4

	Consolidated Statements of Income -
	Nine months and three months ended
	September 30, 2003 and September 30, 2002	5

	Consolidated Statement of Stockholders' Equity -
	Nine months ended September 30, 2003	6

	Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2003 and
	September 30, 2002	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Qualitative and Quantitative Disclosures about
	Market Risk	42

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	42

SIGNATURES		43

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

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	September 30,	December 31,	September 30,
ASSETS	2003	2002	2002

Cash and due from banks	$ 1,262,979	$ 1,577,536	$ 1,220,392
Interest-bearing deposits in other banks	194,761	303,562	226,252
Securities held to maturity	32,194	32,909	34,938
Securities available for sale	9,117,752	8,961,691	8,938,255
Trading account assets	776,332	785,992	890,089
Loans held for sale	1,931,014	1,497,849	1,870,875
Federal funds sold and securities
purchased under agreements to resell	452,786	334,788	245,684
Margin receivables	509,573	432,337	515,228
Loans	31,815,772	31,230,268	30,822,448
Unearned income	(231,387)	(244,494)	(250,131)

Loans, net of unearned income	31,584,385	30,985,774	30,572,317
Allowance for loan losses	(456,040)	(437,164)	(435,798)

Net loans	31,128,345	30,548,610	30,136,519
Premises and equipment	626,188	638,031	642,376
Interest receivable	193,573	242,088	230,397
Due from customers on acceptances	10,074	60,320	36,064
Other assets	2,558,644	2,523,127	2,406,427

	$48,794,215	$47,938,840	$47,393,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$ 5,546,705	$ 5,147,689	$ 5,062,053
Interest-bearing	27,070,230	27,778,512	27,112,736

Total deposits	32,616,935	32,926,201	32,174,789
Borrowed Funds:
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	3,542,312	2,203,261	2,551,283
Commercial paper	13,750	17,250	24,750
Other short-term borrowings	1,406,372	1,864,946	2,057,264

Total short-term borrowings	4,962,434	4,085,457	4,633,297
Long-term borrowings	5,603,532	5,386,109	5,543,753

Total borrowed funds	10,565,966	9,471,566	10,177,050
Bank acceptances outstanding	10,074	60,320	36,064
Other liabilities	1,206,392	1,302,331	921,738

Total liabilities	44,399,367	43,760,418	43,309,641
Stockholders' Equity:
Preferred stock, par value $1.00 a share:
Authorized 5,000,000 shares	-0-	-0-	-0-
Common stock, par value $.625 a share:
Authorized 500,000,000 shares,
issued, including treasury stock,
223,035,174; 221,336,905; and
231,698,090 shares, respectively	139,397	138,336	144,811
Surplus	975,939	936,958	1,284,365
Undivided profits	3,236,285	2,952,657	2,860,604
Treasury stock, at cost 778,000; -0-;
and 10,221,700 shares, respectively	(27,497)	-0-	(358,199)
Unearned restricted stock	(15,693)	(13,620)	(15,441)
Accumulated other comprehensive income	86,417	164,091	167,715

Total Stockholders' Equity	4,394,848	4,178,422	4,083,855

	$48,794,215	$47,938,840	$47,393,496

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest Income:
Interest and fees on loans	$417,210	$502,923	$1,290,268	$1,521,768
Interest on securities:
Taxable interest income	79,326	104,479	263,305	301,280
Tax-exempt interest income	5,972	7,053	18,516	23,121

Total Interest on Securities	85,298	111,532	281,821	324,401
Interest on loans held for sale	27,780	12,146	70,958	34,338
Interest on margin receivables	4,004	4,951	11,851	14,982
Income on federal funds sold and securities purchased under agreements to resell	859	2,530	4,279	6,397
Interest on time deposits in other banks	55	120	152	402
Interest on trading account assets	5,715	6,492	19,524	18,701

Total Interest Income	540,921	640,694	1,678,853	1,920,989

Interest Expense:
Interest on deposits	93,384	162,493	343,468	501,146
Interest on short-term borrowings	25,940	33,953	81,080	96,175
Interest on long-term borrowings	52,721	64,103	159,225	198,646

Total Interest Expense	172,045	260,549	583,773	795,967

Net Interest Income	368,876	380,145	1,095,080	1,125,022
Provision for loan losses	30,000	35,000	91,500	95,000

Net Interest Income After Provision for Loan Losses	338,876	345,145	1,003,580	1,030,022

Non-Interest Income:
Brokerage and investment banking	140,257	123,294	417,095	359,445
Trust department income	18,168	15,605	52,124	47,159
Service charges on deposit accounts	73,641	70,581	215,571	205,558
Mortgage servicing and origination fees	29,074	26,863	89,059	74,825
Securities gains (losses)	(37)	22,642	25,660	26,426
Other	86,572	67,696	267,879	182,576

Total Non-Interest Income	347,675	326,681	1,067,388	895,989

Non-Interest Expense:
Salaries and employee benefits	281,666	258,264	843,222	745,909
Net occupancy expense	26,869	25,093	78,099	71,605
Furniture and equipment expense	20,160	22,862	60,973	68,129
Other	127,482	146,232	406,042	390,241

Total Non-Interest Expense	456,177	452,451	1,388,336	1,275,884

Income Before Income Taxes	230,374	219,375	682,632	650,127
Applicable income taxes	65,652	62,896	194,544	186,459

Net Income	$164,722	$156,479	$ 488,088	$ 463,668

Average number of shares outstanding	222,528	221,282	222,118	225,341
Average number of shares outstanding-diluted	225,699	224,438	224,947	228,873
Per share:
Net income	$0.74	$0.71	$2.20	$2.06
Net income-diluted	$0.73	$0.70	$2.17	$2.03
Cash dividends declared	$0.32	$0.29	$0.92	$0.87

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Unearned Restricted Stock	Accumulated Other Comprehensive Income	Total

BALANCE AT JANUARY 1, 2003	$138,336	$936,958	$2,952,657	$ -0-	$(13,620)	$164,091	$4,178,422
Comprehensive Income:
Net income			488,088				488,088
Unrealized loss on available for sale securities,
net of reclassification adjustment						(78,651)	(78,651)
Other comprehensive gain from derivatives						977	977

Comprehensive income*			488,088			(77,674)	410,414
Cash dividends declared ($0.92 per common share)			(204,460)				(204,460)
Purchase of treasury stock				(27,497)			(27,497)
Common stock transactions:
Stock options exercised	906	31,013					31,919
Stock issued to employees under incentive plan	155	7,968			(10,803)		(2,680)
Amortization of unearned restricted stock					8,730		8,730

BALANCE AT SEPTEMBER 30, 2003	$139,397	$975,939	$3,236,285	$ (27,497)	$(15,693)	$86,417	$4,394,848

Disclosure of reclassification amount:
Unrealized holding losses on available for sale securities
arising during period, net of tax						$ (60,304)
Less: Reclassification adjustment, net of tax, for gains
and losses realized in net income						18,347
Unrealized holding gain on derivatives, net of tax						1,707
Less: Reclassification adjustment, net of tax, for losses
realized in net income						730

Comprehensive income						$ (77,674)

*Comprehensive income for the nine months ended September 30, 2002 was $573.0 million.

*Comprehensive income for the three months ended September 30, 2003 was $110.5 million compared to $200.7 million for the three months ended September 30, 2002.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,

Operating Activities:	2003	2002

Net income	$ 488,088	$ 463,668
Adjustments to reconcile net cash provided by (used in) operating activities
Gain on securitization of loans held for sale	(6,830)	-0-
Loss on early extinguishment of debt	20,580	-0-
Depreciation and amortization of premises and equipment	50,068	54,711
Provision for loan losses	91,500	95,000
Net amortization of securities	20,637	19,491
Amortization of loans and other assets	64,227	48,194
Provision for impairment of mortgage servicing rights	(1,000)	19,725
Amortization of deposits and borrowings	714	708
Provision for losses on other real estate	2,532	1,060
Deferred income tax (benefit) expense	(8,423)	25,212
Gain on sale of premises and equipment	(52)	(274)
Realized securities gains	(25,660)	(26,426)
Decrease (increase) in trading account assets	9,660	(148,193)
(Increase) decrease in margin receivables	(77,236)	8,713
Decrease in interest receivable	48,515	19,896
Increase in other assets	(101,061)	(518,910)
Decrease in other liabilities	(38,630)	(58,216)
Other	6,048	7,892

Net Cash Provided By Operating Activities	543,677	12,251

Investing Activities:
Net increase in loans	(671,450)	(711,528)
(Increase) decrease in loans held for sale	(1,002,852)	119,318
Proceeds from securitization of loans held for sale	576,517	-0-
Proceeds from sale of securities available for sale	338,848	607,345
Proceeds from maturity of securities held to maturity	812	682
Proceeds from maturity of securities available for sale	3,962,644	2,275,569
Purchases of securities held to maturity	(251)	(1,125)
Purchases of securities available for sale	(4,578,934)	(3,797,959)
Net decrease in interest-bearing deposits in other banks	108,801	445,690
Proceeds from sale of premises and equipment	9,782	3,000
Purchases of premises and equipment	(47,955)	(51,437)
Net decrease in customers' acceptance liability	50,246	27,790
Acquisitions net of cash acquired	-0-	62,125

Net Cash Used In Investing Activities	(1,253,792)	(1,020,530)

Financing Activities:
Net (decrease) increase in deposits	(309,980)	372,799
Net increase in short-term borrowings	876,977	530,637
Proceeds from long-term borrowings	611,870	848,896
Payments on long-term borrowings	(415,027)	(52,817)
Net increase in bank acceptance liability	(50,246)	(27,790)
Cash dividends	(204,460)	(195,026)
Purchases of treasury stock	(27,497)	(358,199)
Proceeds from exercise of stock options	31,919	23,714

Net Cash Provided By Financing Activities	513,556	1,142,214

(Decrease) Increase in Cash and Cash Equivalents	(196,559)	133,935
Cash and Cash Equivalents, Beginning of Period	1,912,324	1,332,141

Cash and Cash Equivalents, End of Period	$ 1,715,765	$ 1,466,076

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

NOTE B -- Stock-Based Compensation

Regions has stock option plans for certain key employees that provide for the granting of options to purchase up to 5,720,000 shares of Regions' common stock (excluding options assumed in connection with acquisitions). The terms of options granted are determined by the compensation committee of the Board of Directors; however, no options may be granted after ten years from the plans' adoption, and no options may be exercised beyond ten years from the date granted. The option price per share of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options may be less than the fair market value of the common stock on the date of the grant.

Regions' long-term incentive plans provide for the granting of up to 35,000,000 shares of common stock in the form of stock options, stock appreciation rights, performance awards or restricted stock awards. The terms of stock options granted under the long-term incentive plans are generally subject to the same terms as options granted under Regions' stock option plans.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Pro forma net income and net income per share data is presented below for the nine months ended September 30, 2003 and 2002, as if the fair-value method had been applied in measuring compensation costs:

	Nine months ended

	September 30,	September 30,
(dollar amounts in thousands)	2003	2002

Net income	$488,088	$463,668
Less: Total stock-based compensation expense
based on fair value method for all awards, net
of related tax effects	(6,785)	(12,257)

Pro forma net income	$481,303	$451,411

Per share:
Net income	$2.20	$2.06
Net income-diluted	2.17	2.03
Pro forma net income	2.17	2.00
Pro forma net income-diluted	2.14	1.97

The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002, was $4.53 and $4.74, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003: expected dividend yield of 3.70%; expected option life of 5 years; expected volatility of 21.8%; and a risk-free interest rate of 2.8%. The 2002 assumptions used in the model included: expected dividend yield of 3.38%; expected option life of 5 years; expected volatility of 22.0%; and a risk-free interest rate of 2.7%.

NOTE C -- Business Segment Information

Regions' segment information is presented based on Regions' primary segments of business. Each segment is a strategic business unit that serves specific needs of Regions' customers. The Company's primary segment is community banking. Community banking represents the Company's branch banking functions and has separate management that is responsible for the operation of that business unit. In addition, Regions has designated as distinct reportable segments the activities of its treasury, mortgage banking, investment banking/brokerage/trust, and insurance divisions. The treasury division includes the Company's bond portfolio, mortgage lending portfolio, and other wholesale activities. Mortgage banking consists of origination and servicing functions of Regions' mortgage operations. Investment banking includes trust activities and all brokerage and investment activities associated with Morgan Keegan. Insurance includes all business associated with commercial insurance, in addition to credit life products sold to consumer customers. The reportable segment designated "Other" includes activity of Regions' indirect consumer lending division and the parent company. Prior period amounts have been restated to reflect changes in methodology.

The accounting policies used by each reportable segment are the same as those discussed in Note A to the Consolidated Financial Statements included under Item 8 of the Annual Report on Form 10-K. The following table presents financial information for each reportable segment.

Nine months ended September 30, 2003

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$859,374	$ 199,137	$1,058,511	$ 41,766
Provision for loan loss	85,758	2,566	88,324	43
Non-interest income	257,605	25,673	283,278	258,781
Non-interest expense	646,340	45,538	691,878	199,420
Income taxes	125,046	66,265	191,311	36,390

Net income	$ 259,835	$ 110,441	$370,276	$ 64,694

Average assets	$26,399,660	$14,833,990	$41,233,650	$1,598,063

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 16,626	$ 1,615	$ (23,438)	$1,095,080
Provision for loan loss	-0-	-0-	3,133	91,500
Non-interest income	486,573	55,381	(16,625)	1,067,388
Non-interest expense	403,657	41,008	52,373	1,388,336
Income taxes	37,383	5,598	(76,138)	194,544

Net income	$ 62,159	$ 10,390	$ (19,431)	$488,088

Average assets	$2,482,305	$122,154	$2,975,181	$48,411,353

Nine months ended September 30, 2002

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$874,389	$ 224,673	$1,099,062	$ 25,858
Provision for loan loss	88,892	2,189	91,081	15
Non-interest income	242,710	25,743	268,453	165,512
Non-interest expense	650,592	22,272	672,864	154,272
Income taxes	129,769	84,733	214,502	13,350

Net income	$ 247,846	$ 141,222	$389,068	$23,733

Average assets	$25,300,128	$13,665,973	$38,966,101	$930,195

(in thousands)	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 17,979	$ 1,879	$(19,756)	$1,125,022
Provision for loan loss	-0-	-0-	3,904	95,000
Non-interest income	419,002	46,185	(3,163)	895,989
Non-interest expense	364,980	33,648	50,120	1,275,884
Income taxes	26,651	5,186	(73,230)	186,459

Net income	$ 45,350	$ 9,230	$ (3,713)	$463,668

Average assets	$2,510,249	$106,713	$3,080,810	$45,594,068

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

Regions utilizes certain derivative instruments to hedge the variability of interest cash flows on debt instruments. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At September 30, 2003, Regions had reported a $4.0 million loss in other comprehensive income related to cash flow hedges. The Company will amortize this loss into earnings in conjunction with the recognition of interest payments through 2011. To the extent that the hedge of future cash flows is ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the nine months ended September 30, 2003, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. No gains or losses were recognized in the first nine months of 2003 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. For the nine months ended September 30, 2003, Regions recognized a net hedging loss of $1.6 million associated with these hedging instruments.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating rate. The fair values of these derivative instruments are included in other assets on the statements of financial condition. For the nine months ended September 30, 2003, there was a $486,000 loss recorded in earnings due to hedge ineffectiveness. No gains or losses were recognized in the first nine months of 2003 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

The Company also maintains a trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. The fair value of the trading portfolio at September 30, 2003, was $38.6 million.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $8 million at September 30, 2003 and $7 million at September 30, 2002. The Company is subject to the risk that a counterparty will fail to perform.

In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At September 30, 2003, the contract amount of future contracts was $49 million to purchase and $136 million to sell U.S. Government and municipal securities. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates and market volatility.

Regions' derivative financial instruments are summarized as follows:
	Other Than Trading Derivatives

	As of September 30, 2003

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 186	$ -			0.2

Total asset hedges	$ 186	$ -			0.2

Liability hedges:
Fair value hedges:
Interest rate swaps	$3,438	$ 193	4.52%	1.44%	6.1
Interest rate options	750	-			1.8

Total liability hedges	$4,188	$ 193			5.4

	As of September 30, 2002

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 270	$ 3			0.2

Total asset hedges	$ 270	$ 3			0.2

Liability hedges:
Fair value hedges:
Interest rate swaps	$3,938	$215	5.11%	2.32%	6.4
Interest rate options	1,400	1			2.8

Total liability hedges	$5,338	$216			5.4

	Derivative Financial Instruments
	As of September 30,

	2003			2002

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
(in millions)	Trading	Trading	Amount*	Trading	Trading	Amount*

Interest rate swaps	$3,438	$5,528	$149	$ 3,938	$2,111	$243
Interest rate options	750	787	-0-	1,400	198	-0-
Futures and forward
commitments	186	1,495	-0-	270	-0-	3
Foreign exchange
forwards	-0-	8	-0-	-0-	7	-0-

Total	$4,374	$7,818	$149	$ 5,608	$2,316	$246

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

The following table is a summary of Regions' derivative financial instruments as of June 30, 2003 and is presented for comparison purposes.
	Derivative Financial Instruments
	As of June 30,

	2003			2002

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
(in millions)	Trading	Trading	Amount*	Trading	Trading	Amount*

Interest rate swaps	$3,488	$5,096	$171	$ 2,288	$1,747	$55
Interest rate options	1,400	556	-0-	900	198	-0-
Futures and forward
commitments	515	760	1	168	-0-	-0-
Foreign exchange
forwards	-0-	9	-0-	-0-	9	-0-

Total	$5,403	$6,421	$172	$ 3,356	$1,954	$55

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE E -- Recent Accounting Pronouncements

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150 , "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 did not have a material impact on financial position or results of operations for Regions.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." This Interpretation addresses consolidation by business enterprises of variable interest entities (VIE). FIN 46 defines a VIE as one which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and/or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. FIN 46 excludes certain interests from its scope including transferors to qualifying special purpose entities subject to Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and employee benefit plans subject to specific accounting requirements in existing FASB Statements. FIN 46 was effective immediately to VIEs created after January 31, 2003 and was initially scheduled to become effective in the interim period beginning after June 15, 2003 for VIEs an enterprise held prior to January 31, 2003. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 (FSP 46-6). FSP 46-6 deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003. The effective date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003 or as of December 31, 2003 for Regions. Regions will adopt FIN 46 for entities created before February 1, 2003 on December 31, 2003. See Note F for discussion of the potential impact of FIN 46 on the Company.

NOTE F -- Variable Interest Entities

Regions will adopt FIN 46 for VIEs created prior to February 1, 2003 on December 31, 2003. The disclosures below provide the expected impact of adopting FIN 46 based on Regions' evaluation of FIN 46 and interpretive guidance issued to date.

Regions has identified four VIEs that are expected to be consolidated upon adoption of FIN 46. The four VIEs are non-registered investment partnerships in which one of Regions' affiliates serves as the general partner in addition to owning a portion of the limited partnership interests. Based on September 30, 2003 information, the consolidation of the four non-registered investment partnerships will increase other assets and other liabilities by approximately $23.8 million upon adoption. The consolidation will not have a material impact on net income. Regions' maximum exposure to loss as of September 30, 2003, was $17.2 million which includes $9.0 million in unfunded commitments to the partnerships.

Regions owns the common stock of two subsidiary business trusts, which have issued corporation-obligated manditorily redeemable preferred capital securities ("trust preferred securities"). One of the trusts issued $287.5 million in trust preferred securities in February 2001. The other trust issued $3.0 million in trust preferred securities and was acquired as part of a bank acquisition in November 2001. The trusts' only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. Currently, Regions consolidates the trusts and reports the trust preferred securities in long-term debt. Regions determined that it is not the primary beneficiary of the trusts and, accordingly, will have to deconsolidate the trusts upon adoption of FIN 46. Upon deconsolidation, the junior subordinated debentures will be included in long-term debt and Regions' equity interest in the business trusts will be included in other assets. The deconsolidation will result in a net increase in long-term debt and other assets of $9.0 million. The deconsolidation of the trusts will not materially impact net income. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such preferred securities will continue to constitute Tier 1 capital until further notice.

Regions periodically invests in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The investments are funded through a combination of debt and equity with equity typically comprising 30% to 50% of the total partnership capital. Regions has concluded that these partnerships are VIEs, however, Regions is not the primary beneficiary of these partnerships and they are not consolidated. As of September 30, 2003, Regions' recorded investment in these limited partnerships was $142.7 million. Regions' maximum exposure to loss as of September 30, 2003 was $170.2 million, which includes $27.5 million in unfunded commitments to the partnerships.

Regions also invested in two grantor trusts during 2001 which are parties to leveraged lease financing transactions. The trusts have been determined to be VIEs. Regions' total investment in the trusts and maximum exposure to loss was $76.4 million as of September 30, 2003. FIN 46 will not impact Regions' current leveraged lease accounting for its investment in the trusts.

NOTE G -- Borrowings

During the third quarter of 2003, Regions retired $350 million in short-term Federal Home Loan Bank advances and $300 million in long-term Federal Home Loan Bank advances resulting in a combined loss of $20.6 million recorded in non-interest expense. Also, during the third quarter of 2003, Regions' banking subsidiary issued $400 million of senior bank notes due on December 16, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or the "Company") financial position and results of operations. The emphasis of this discussion will be on the nine and three months ended September 30, 2003, as compared to the nine and three months ended September 30, 2002, and the three months ended June 30, 2003.

CORPORATE PROFILE

Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South. Regions' banking affiliate, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas.

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions has no foreign banking operations, although it maintains an international department to assist customers with their foreign transactions. Regions provides investment banking and brokerage services from 146 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking operations, Regions Mortgage and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $16.0 billion in mortgage loans. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country. Credit life insurance services for customers are provided through other Regions' affiliates.

The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. Morgan Keegan also operates offices in Illinois, Kentucky, Massachusetts, Mississippi, New York and Virginia, as well as Toronto, Canada.

THIRD QUARTER HIGHLIGHTS

Net income for the third quarter of 2003 totaled $164.7 million or $.73 per diluted share, compared to $156.5 million or $.70 per diluted share for the third quarter of 2002 and $164.8 million or $.73 per diluted share for the second quarter of 2003.

Regions' diversified business mix continued to produce a balanced revenue stream in the third quarter, with net interest income accounting for 51% of total revenue and non-interest income (excluding securities gains and losses) accounting for 49%. Brokerage and mortgage banking continued strong in the third quarter. Morgan Keegan's revenues and net income increased 11% and 27%, respectively, in the current quarter compared to the same period in 2002, resulting from Morgan Keegan producing the second best quarter in its history. Mortgage revenues increased 47% compared to the third quarter of 2002 as the mortgage operations posted record production of $2.8 billion in the third quarter compared to $1.7 billion in the third quarter of 2002.

In the third quarter of 2003, net interest income increased to $368.9 million compared to $366.3 million in the second quarter of 2003. The net interest margin was relatively stable at 3.44%, compared to 3.47% in the second quarter of 2003.

Regions' low cost deposits increased 8% in the third quarter of 2003, compared to the third quarter of 2002, and 2% annualized, compared to the second quarter of 2003.

The provision for loan losses in the third quarter of 2003 was $30 million compared to $35 million in the third quarter of 2002 and $30 million in the second quarter of 2003. The reserve for loan losses as a percent of loans, net of unearned income, was at 1.44% at September 30, 2003.

Net charge-offs totaled $30.6 million or 0.39% of average loans, annualized, in the third quarter of 2003, compared to 0.40% for the third quarter of 2002 and 0.29% in the second quarter of 2003. Two commercial loans accounted for $8.4 million or 11 basis points of net charge-offs in the third quarter of 2003. Year-to-date net charge-offs as a percent of average loans, annualized, were 0.31% in 2003 compared to 0.35% in 2002. On a linked-quarter basis, non-performing assets and loans past due 90 days decreased $2.2 million to $357.7 million at September 30, 2003. Non-accrual loans increased $27.0 million, other real estate increased $4.5 million, and renegotiated loans decreased $28.9 million compared to second quarter 2003 levels. Loans past due greater than 90 days decreased $4.8 million in the third quarter 2003, compared to the prior quarter.

Non-interest income, excluding securities gains and losses, increased $43.7 million over the third quarter of 2002 and decreased $14.6 million compared to the second quarter of 2003. Brokerage and investment banking revenues totaled $140.3 million in the third quarter of 2003, compared to $123.3 million in the third quarter of 2002 and $151.8 million in the second quarter of 2003. Regions' mortgage servicing and origination fees totaled $29.1 million in the third quarter 2003 compared to $26.9 million in the third quarter of 2002 and $31.8 million in the second quarter of 2003.

A recapture of $20.0 million of impairment charges on mortgage servicing rights was recorded in the third quarter of 2003 and is included as a reduction to non-interest expense. This recapture is due primarily to an increase in mortgage interest rates in the third quarter of 2003. Also included in non-interest expense was a $20.6 million loss on early extinguishment of debt due to the retirement of $650 million in Federal Home Loan Bank advances ($350 million classified as short-term and $300 million classified as long-term) in the third quarter of 2003. Excluding these items and the impairment charges on mortgage servicing rights of $19.2 million recorded in the second quarter of 2003, non-interest expense decreased $9.2 million compared to the second quarter of 2003. The decrease is due primarily to a $7.3 million decline in salaries and employee benefits due to lower commissions and incentive pay in Regions' brokerage operations.

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

For purposes of evaluating mortgage servicing impairment, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate. Changes in interest rates, prepayment frequency or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount.

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

During the first quarter of 2003 and the fourth quarter of 2002, Regions securitized automobile loans as a source of funding. Regions accounted for these transactions as sales in accordance with the guidance of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". When selling this category of financial assets, estimates of future cash flows are an integral part of determining the gain or loss and subsequently evaluating any impairment of any retained interest, such as a servicing asset or residual interest. The most critical assumptions in estimating cash flows and related fair value include prepayment frequency, expected credit losses, and discount rate. Management reviews these assumptions on a quarterly basis and the assumptions are adjusted if deemed appropriate.

TOTAL ASSETS

Regions' total assets at September 30, 2003 were $48.8 billion -- an increase of 3% compared to September 30, 2002 and 2% compared to December 31, 2002. This growth was primarily the result of increases in securities, loans, and loans held for sale.

LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN PORTFOLIO

Regions' primary investment is loans. At September 30, 2003, loans represented 71% of Regions' earning assets.

The following table includes a distribution of Regions' loan portfolio.

Loan Portfolio (period end data)

(in thousands)	Third Quarter 2003	Fourth Quarter 2002	Third Quarter 2002

Commercial	$10,409,481	$11,080,812	$10,843,901
Residential mortgages	8,172,563	7,978,284	7,872,982
Other real estate loans	5,439,971	4,497,486	4,259,622
Construction	3,371,931	3,603,820	3,663,580
Branch installment	1,414,299	1,632,443	1,674,325
Indirect installment	380,649	375,438	491,321
Consumer lines of credit	1,728,054	1,219,286	1,174,466
Student loans	667,437	598,205	592,120

	$31,584,385	$30,985,774	$30,572,317

Total loans at September 30, 2003, increased 3% from September 30, 2002, and 2% over year-end 2002. The increase since September 30, 2002, was primarily due to growth in real estate loans and lines of credit, partially offset by a decline in commercial loans. The average yield on loans during the third quarter of 2003 was 5.41% compared to 6.52% during the third quarter of 2002, and 5.70% during the second quarter of 2003. During the first nine months of 2003, the average yield on loans was 5.65% compared to 6.72% in 2002.

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

Regions' determination of its allowance for loan losses is based in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. In determining the amount of the allowance for loan losses, management uses information from its loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include non-accrual loans and loans past due 90 days or more, excluding loans to individuals, are evaluated individually. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value is not sufficient to support the collection of the investment in the loan, a charge is immediately taken against the allowance for loan losses. The amount of the allowance for loan losses related to the higher-risk loans (including impaired loans) was approximately 68% at September 30, 2003, compared to 72% at December 31, 2002.

In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The amount of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 32% of Regions' allowance for loan losses at September 30, 2003, compared to 28% at December 31, 2002. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

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

Activity in the allowance for loans losses is summarized as follows:

	Nine Months Ended
(dollar amounts in thousands)	September 30,	September 30,
	2003	2002

Balance at beginning of period	$437,164	$419,167
Loans charged-off:
Commercial	60,571	57,487
Real estate	13,887	12,447
Installment	28,086	41,253

Total	102,544	111,187
Recoveries:
Commercial	9,325	8,658
Real estate	4,471	3,242
Installment	16,124	18,590

Total	29,920	30,490
Net loans charged off:
Commercial	51,246	48,829
Real estate	9,416	9,205
Installment	11,962	22,663

Total	72,624	80,697
Allowance of acquired banks	-	2,328
Provision charged to expense	91,500	95,000

Balance at end of period	$456,040	$435,798

Average loans outstanding:
Commercial	$10,819,960	$10,155,945
Real estate	15,158,478	14,631,786
Installment	5,378,691	6,182,555

Total	$31,357,129	$30,970,286

Net charge-offs as percent of average
loans outstanding (annualized):
Commercial	.63%	.64%
Real estate	.08%	.08%
Installment	.30%	.49%

Total	.31%	.35%

Net loan losses as a percentage of average loans (annualized) were 0.39% in the third quarter of 2003 compared to 0.40% in the third quarter 2002 and 0.29% in the second quarter of 2003. At September 30, 2003, the allowance for loan losses was 1.44% of loans, compared to 1.43% at September 30, 2002, and 1.41% at year-end 2002. The allowance for loan losses as a percentage of non-performing loans was 152% at September 30, 2003, compared to 135% at September 30, 2002, and 147% at December 31, 2002. The allowance for loan losses as a percentage of non-performing assets was 128% at September 30, 2003, compared to 114% at September 30, 2002, and 123% at December 31, 2002.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:
(dollar amounts in thousands)	September 30,	June 30,	December 31,	September 30,
	2003	2003	2002	2002

Non-accruing loans	$268,764	$241,789	$226,470	$248,345
Loans past due 90 days or more	31,075	35,894	38,499	42,167
Renegotiated loans	931	29,803	32,280	33,085
Other real estate	56,887	52,358	59,606	59,103

Total	$357,657	$359,844	$356,855	$382,700

Non-performing assets as a percentage
of loans and other real estate	1.13%	1.13%	1.15%	1.25%

Non-accruing loans at September 30, 2003, increased $20.4 million over September 30, 2002 levels and $42.3 million over year-end 2002 levels. Compared to June 30, 2003, non-accrual loans increased $27.0 million. These increases are primarily related to commercial credits, including a shared national credit of $21.9 million that was reclassified from renegotiated to non-accrual in the third quarter and an agribusiness loan of $11.9 million that was added to non-accrual in the third quarter of 2003. At September 30, 2003, real estate loans comprised $114.2 million ($72.1 million in residential) of total non-accruing loans, with commercial loans accounting for $149.5 million and consumer loans accounting for $5.1 million. Loans past due 90 days or more decreased $11.1 million compared to September 30, 2002 and $7.4 million from year-end 2002 levels. Compared to June 30, 2003, loans past due 90 days or more decreased $4.8 million. Renegotiated loans decreased $32.2 million compared to September 30, 2002 and $31.3 million from year-end 2002 levels. Compared to June 30, 2003, renegotiated loans decreased $28.9 million. These decreases are due primarily to the $21.9 million reclassification to non-accrual discussed above as well as charge-offs in the third quarter of 2003. Other real estate decreased $2.2 million from September 30, 2002 and $2.7 million since year-end 2002 levels. Compared to June 30, 2003, other real estate increased $4.5 million.

INTEREST BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At September 30, 2003 this category of earning asset totaled $194.8 million compared to $226.3 million at September 30, 2002, and $303.6 million at December 31, 2002, as maturities were not reinvested in this earning asset category.

SECURITIES

The following table shows the carrying values of securities as follows:
(in thousands)	September 30,	December 31,	September 30,
	2003	2002	2002

Securities held to maturity:
U.S. Treasury and Federal agency securities	$30,680	$30,571	$31,758
Obligations of states and political subdivisions	1,514	2,335	3,138
Other securities	-	3	42

Total	$32,194	$32,909	$34,938

Securities available for sale:
U.S. Treasury and Federal agency securities	$2,447,920	$1,957,593	$2,054,927
Obligations of states and political subdivisions	475,786	543,798	556,015
Mortgage-backed securities	5,884,771	6,147,946	6,042,319
Other securities	76,435	42,315	9,153
Equity securities	232,840	270,039	275,841

Total	$9,117,752	$8,961,691	$8,938,255

Total securities at September 30, 2003, increased 2% from September 30, 2002 and year-end 2002 levels. Security balances have increased primarily through the purchase of agency securities to manage the Company's interest rate sensitivity and liquidity position.

LOANS HELD FOR SALE

Loans held for sale increased $60.1 million compared to September 30, 2002 and $433.2 million compared to year-end 2002. At September 30, 2003, there were approximately $1.3 billion in mortgage loans held for sale. Regions securitized and sold approximately $800 million during the fourth quarter of 2002 and $570 million during the first quarter of 2003 of indirect consumer auto loans classified as loans held for sale. At September 30, 2003, there were approximately $595 million in indirect auto loans held for sale.

MARGIN RECEIVABLES

Margin receivables at September 30, 2003, totaled $509.6 million compared to $515.2 million at September 30, 2002, and $432.3 million at December 31, 2002. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

OTHER ASSETS

Other assets increased $152.2 million compared to September 30, 2002, and $35.5 million since year-end 2002. These increases are due primarily to receivables related to increased production at Morgan Keegan.

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

The loan to deposit ratio at September 30, 2003, was 96.83% compared to 95.02% at September 30, 2002 and 94.11% at December 31, 2002.

Regions filed a $1.5 billion universal shelf registration statement in November 2001 and a $1.0 billion universal shelf registration statement in January 2001. Under these registration statements, Regions issued $600 million of subordinated notes in May 2002, $500 million of subordinated notes in February 2001 and $288 million of trust preferred securities in February 2001. Consequently, $1.1 billion of various debt securities could be subsequently issued, at market rates, under these registration statements.

In addition, Regions Bank has the requisite agreements in place to issue and sell up to $5 billion of its bank notes to institutional investors through placement agents. As of September 30, 2003, there were $400 million bank notes outstanding under this program.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business.

Regions securitized and sold approximately $800 million in the fourth quarter of 2002 and $570 million in the first quarter of 2003 of indirect consumer auto loans, utilizing an additional funding source (see "LOANS HELD FOR SALE"). Securitizations provide additional flexibility to Regions in managing liquidity.

RATINGS

The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor's Corporation, Moody's Investors Service and Fitch IBCA:
	S&P	Moody's	Fitch

Regions Financial Corporation:
Subordinated notes	A-	A2	A
Trust preferred securities	BBB+	A2	A
Regions Bank:
Short-term certificates of deposit	A-1	P-1	F1+
Short-term debt	A-1	P-1	F1+
Long-term certificates of deposit	A+	Aa3	AA-
Long-term debt	A+	Aa3	A+

A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

DEPOSITS

Regions competes with other banking and financial services companies for a share of the deposit market. Regions' ability to compete in the deposit market depends heavily on how effectively the Company meets customers' needs. Regions employs both traditional and non-traditional means to meet customers' needs and enhance competitiveness. The traditional means include providing well-designed products, providing a high level of customer service, providing attractive pricing and expanding the traditional branch network to provide convenient branch locations for customers throughout the South. Regions also employs non-traditional approaches to enhance its competitiveness. These include providing centralized, high quality telephone banking services and alternative product delivery channels like Internet banking.

Total deposits at September 30, 2003, increased 1% from September 30, 2002, but declined 1% from year-end 2002 levels. Compared to September 30, 2002, non-interest bearing deposits, interest bearing checking, money market, and savings accounts increased $1.5 billion or 8%, but were offset by a $1.9 billion or 19% decline in retail certificates of deposit, due to management's effort to adjust the deposit mix to favor lower-cost community bank accounts and the maturity of $859 million in the second quarter of 2003 and $751 million in the third quarter of 2003 of high yield certificates of deposit. Wholesale deposits increased from September 30, 2002 levels, as rates on these deposits were more favorable compared to other funding sources.

The following table presents the average rates paid on deposits by category for the nine months ended September 30, 2003 and 2002:
	Average Rates Paid

	September 30,	September 30,
	2003	2002

Interest-bearing transaction accounts	1.00%	1.06%
Savings accounts	0.27	0.62
Money market savings accounts	0.73	1.37
Certificates of deposit of $100,000 or more	2.69	4.04
Other interest-bearing deposits	2.88	3.77
Total interest-bearing deposits	1.71%	2.56%

The following table presents the average amounts of deposits outstanding by category for the nine months ended September 30, 2003 and 2002:
	Average Amounts Outstanding

	Nine months ended September 30,
(in thousands)	2003	2002

Non-interest-bearing demand deposits	$ 5,251,993	$ 4,895,464

Interest-bearing transaction accounts	2,151,774	842,368
Savings accounts	1,428,296	1,430,986
Money market savings accounts	10,644,990	10,765,302
Certificates of deposit of $100,000 or more	3,253,511	3,098,900
Other interest-bearing deposits	9,322,247	10,048,718

Total interest-bearing deposits	26,800,818	26,186,274

Total deposits	$32,052,811	$31,081,738

BORROWINGS

Following is a summary of short-term borrowings:
(in thousands)	September 30,	December 31,	September 30,
	2003	2002	2002

Federal funds purchased	$1,453,004	$1,180,368	$1,613,997
Securities sold under agreements
to repurchase	2,089,308	1,022,893	937,286
Federal Home Loan Bank structured notes	500,000	850,000	1,100,000
Notes payable to unaffiliated banks	89,000	56,009	162,600
Commercial paper	13,750	17,250	24,750
Due to brokerage customers	500,803	651,078	580,442
Broker margin calls	82,179	111,321	97,584
Short sale liability	234,390	196,538	116,638

Total	$4,962,434	$4,085,457	$4,633,297

Net federal funds purchased and security repurchase agreements totaled $3.1 billion at September 30, 2003, compared to $2.3 billion at September 30, 2002, and $1.9 billion at year-end 2002. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first nine months of 2003, net funds purchased averaged $2.8 billion compared to $1.5 billion for the same period in 2002. Other short-term borrowings and commercial paper decreased $662 million since September 30, 2002, and $462 million since year-end 2002 due primarily to the extinguishment of Federal Home Loan Bank advances. In the third quarter of 2003, Regions retired $350 million in short-term Federal Home Loan Bank advances resulting in a $11.5 million loss on early extinguishment of debt (see "NON-INTEREST EXPENSE" and "OTHER EXPENSES").

Long-term borrowings are summarized as follows:
(in thousands)	September 30,	December 31,	September 30,
	2003	2002	2002

6 3/8% subordinated notes	$ 600,000	$ 600,000	$ 600,000
7.80% subordinated notes	-0-	-0-	75,000
7.00% subordinated notes	500,000	500,000	500,000
7.75% subordinated notes	100,000	100,000	100,000
Senior bank notes	400,000	-0-	-0-
Federal Home Loan Bank structured notes	3,285,000	3,585,000	3,585,000
Federal Home Loan Bank advances	219,901	97,553	186,658
Trust preferred securities	291,758	291,792	291,804
Industrial development revenue bonds	2,000	2,200	2,200
Mark-to-market on hedged long-term debt	147,478	151,265	144,603
Other long-term debt	57,395	58,299	58,488

Total	$5,603,532	$5,386,109	$5,543,753

Long-term borrowings have increased $59.8 million since September 30, 2002 and $217.4 million since year-end 2002. These increases are due primarily to the third quarter 2003 issuance of $400 million of senior bank notes, due December 15, 2006, partially offset by the extinguishment of Federal Home Loan Bank advances. In the third quarter, Regions retired $300 million in long-term Federal Home Loan Bank advances resulting in a $9.1 million loss on early extinguishment of debt (see "NON-INTEREST EXPENSE" and "OTHER EXPENSES").

OTHER LIABILITIES

Other liabilities increased $284.7 million compared to September 30, 2002, but declined $95.9 million since year-end 2002. Areas of increase since September 30, 2002, include payables related to increased production at Morgan Keegan and payables to the trustee of the securitizations in the first quarter of 2003 and fourth quarter of 2002.

STOCKHOLDERS' EQUITY

Stockholders' equity was $4.4 billion at September 30, 2003, an increase of 8% over September 30, 2002, and a 5% increase since year-end 2002. During the third quarter of 2003, Regions repurchased 778,000 shares in connection with its common stock repurchase program. Accumulated other comprehensive income totaled $86.4 million at September 30, 2003, compared to $167.7 million at September 30, 2002, and $164.1 million at year-end 2002. Regions' ratio of equity to total assets was 9.01% at September 30, 2003, compared to 8.62% at September 30, 2002 and 8.72% at December 31, 2002.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at September 30, 2003 and 2002, substantially exceeded all regulatory requirements.
		Well
	Minimum	Capitalized	Regions at	Regions at
	Regulatory	Regulatory	Sept. 30,	Sept. 30,
	Requirement	Requirement	2003	2002

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	9.44%	8.58%
Total risk-based capital to risk-adjusted assets	8.00	10.00	14.21	13.36
Tier 1 leverage ratio	3.00	5.00	7.37	6.82

OPERATING RESULTS

Net income for the nine months ended September 30, 2003, totaled $488.1 million or $2.17 per diluted share, a 7% increase (on a per share diluted basis) over the same period in 2002. Net income for the third quarter of 2003 totaled $164.7 million or $0.73 per diluted share, a 5.3% increase over third quarter 2002 net income of $156.5 million or $0.70 per diluted share. For the second quarter of 2003, net income totaled $164.8 million or $0.73 per diluted share. Annualized return on stockholders' equity for the nine months ended September 30, 2003, was 15.18% compared to 15.35% for the same period in 2002. Annualized return on assets for the first nine months of 2003 was 1.35% compared to 1.36% for the first nine months of 2002.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended September 30, 2003, June 30, 2003, and September 30, 2002.
(dollar amounts in thousands)	September 30,	June 30,	September 30,
	2003	2003	2002

Interest income	$540,921	$561,946	$640,694
Interest expense	172,045	195,645	260,549

Net interest income	368,876	366,301	380,145

Tax equivalent adjustment	16,477	16,450	17,523

Net interest income (taxable equivalent)	$385,353	$382,751	$397,668

Net interest margin	3.44%	3.47%	3.70%

Net interest income (taxable equivalent basis) for the first nine months of 2003 decreased $33.5 million, or 3%, compared to the same period in 2002. The decline in net interest income is due to continued compression in the net interest margin due to lower interest rates, partially offset by increases in earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 3.47% in the first nine months of 2003 compared to 3.78% during the same period in 2002.

For the third quarter of 2003, net interest income (taxable equivalent basis) decreased $12.3 million or 3% compared to the third quarter of 2002. Again, this decrease is the result of the reduced interest margin due to lower interest rates, partially offset by increases in earning assets. The net yield on interest earning assets (taxable equivalent basis) was 3.44% in the third quarter of 2003 compared to 3.70% during the third quarter of 2002. The yield on interest earning assets declined 116 basis points in the third quarter of 2003, while the rate on interest bearing liabilities declined 101 basis points, compared to the third quarter of 2002.

Compared to the second quarter of 2003, net interest income (taxable equivalent basis) increased $2.6 million or 3% annualized, due to a slight increase in earning assets and the additional maturity of $751 million of high yield certificates of deposit during the third quarter of 2003, which was replaced with lower cost funding. The net yield on interest earning assets (taxable equivalent basis) was 3.44% in the third quarter of 2003 compared to 3.47% in the second quarter of 2003. The yield on interest earning assets declined 27 basis points, while the rate on interest bearing liabilities declined 28 basis points, compared to the prior quarter.

Analysis of Changes in Net Interest Income
	Nine months ended September 30,

(in thousands)	2003 over 2002

	Volume	Yield/Rate	Total

Increase (decrease) in:
Interest income on:
Loans	$18,788	$(250,288)	$(231,500)
Federal funds sold	381	(2,499)	(2,118)
Taxable securities	35,674	(73,649)	(37,975)
Non-taxable securities	(3,402)	(1,203)	(4,605)
Other earning assets	39,002	(4,939)	34,063

Total	90,443	(332,578)	(242,135)
Interest expense on:
Savings deposits	(12)	(3,721)	(3,733)
Other interest-bearing deposits	12,044	(165,989)	(153,945)
Borrowed funds	40,530	(95,045)	(54,515)

Total	52,562	(264,755)	(212,193)

Increase (decrease) in net interest income	$37,881	$ (67,823)	$ (29,942)

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

INTEREST RATE SENSITIVITY

Regions' primary market risk is interest rate risk, including uncertainty with respect to absolute interest rate levels as well as uncertainty with respect to relative interest rate levels which impact both the shape and the slope of the various yield curves affecting the financial products and services that the Company offers. To quantify this risk, Regions measures the change in its net interest income in various interest rate scenarios as compared to a base case scenario. Net interest income sensitivity (as measured over 12 months) is a useful short-term indicator of Regions' interest rate risk.

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

The primary objectives of asset/liability management at Regions are balance sheet coordination and the management of interest rate risk in achieving reasonable and stable net interest income throughout various interest rate cycles. A standard set of alternate interest rate scenarios is compared to the results of the base case scenario to determine the extent of potential fluctuations and to establish exposure limits. The standard set of interest rate scenarios includes the traditional instantaneous parallel rate shifts of plus and minus 100 and 200 basis points. In addition, Regions includes simulations of gradual interest rate movements that may more realistically mimic potential interest rate movements. Gradual scenarios could include curve steepening, flattening, and parallel movements of various magnitudes phased in over a 6-month period.

Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of September 30, 2003, Regions maintains a slightly asset sensitive position to gradual rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at September 30, 2003) parallel interest rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period for 2002 are presented for comparison purposes.
Gradual	September 30, 2003		September 30, 2002

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$19,000	1.3%	$49,000	3.3%
+100	9,000	0.6	33,000	2.2
-100	(13,000)	(0.9)	(26,000)	(1.7)
-200	(46,000)	(3.1)	(68,000)	(4.6)

As of September 30, 2003, Regions maintains a slightly asset sensitive position to instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period of 2002 are presented for comparison purposes.
Instantaneous	September 30, 2003		September 30, 2002

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 42,000	2.8%	$ 73,000	4.9%
+100	21,000	1.5	52,000	3.5
-100	(25,000)	(1.7)	(45,000)	(3.0)
-200	(85,000)	(5.7)	(108,000)	(7.2)

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

Morgan Keegan will occasionally hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At September 30, 2003, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At September 30, 2003, the contract amounts of futures contracts were $49 million to purchase and $136 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses was $91.5 million or .39% (annualized) of average loans in the nine months ended September 30, 2003, compared to $95.0 million or .41% (annualized) of average loans in the same period of 2002. For the third and second quarters of 2003, the provision for loan losses was $30.0 million or .38% (annualized) of average loans compared to $35.0 million or .44% (annualized) of average loans in the third quarter of 2002. The provision for loan losses recorded in the first nine months and third quarter of 2003 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current and future economic conditions (see "ALLOWANCE FOR LOAN LOSSES").

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended September 30, 2003, June 30, 2003, and September 30, 2002.
	September 30,	June 30,	September 30,
(in thousands)	2003	2003	2002

Brokerage and investment banking	$140,257	$151,811	$123,294
Trust department income	18,168	16,850	15,605
Service charges on deposit accounts	73,641	72,205	70,581
Mortgage servicing and origination fees	29,074	31,757	26,863
Securities (losses) gains	(37)	15,799	22,642
Insurance premiums and commissions	19,048	17,654	17,736
Gain on sale of mortgage loans	35,438	37,211	23,164
Derivative income	4,208	8,016	3,662
Other	27,878	26,821	23,134

Total non-interest income	$347,675	$378,124	$326,681

Total non-interest income (excluding securities transactions) increased $172.2 million or 20% in the first nine months of 2003 compared to the same period of 2002 due to increases in all categories of non-interest income. On a quarterly basis, total non-interest income (excluding securities transactions) increased $43.7 million or 14% compared to the third quarter of 2002, due primarily to increased production in the brokerage and mortgage operations. Compared to the second quarter of 2003, non-interest income (excluding securities transactions) decreased $14.6 million.

BROKERAGE AND INVESTMENT BANKING

Brokerage and investment banking income reflected an increase of $57.7 million in the first nine months of 2003 compared to the same period in 2002 due to growth in the fixed income markets and private client business. In the third quarter of 2003, brokerage and investment banking income increased $17.0 million over the third quarter of 2002 due to increased activity in the equity capital markets and private client business. Compared to the second quarter of 2003, brokerage and investment banking income declined $11.6 million due primarily to slowing fixed-income markets in the third quarter of 2003 compared to record activity in the second quarter.

The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended September 30, 2003 and June 30, 2003, and the nine months ended September 30, 2003 and 2002.

Morgan Keegan
Breakout of Revenue by Division

(dollar amounts in thousands)	Private Client	Fixed-income Capital Markets	Equity Capital Markets	Regions MK Trust	Investment Advisory	Interest & Other

Three months ended September 30, 2003:
$ amount of revenue	$52,616	$58,624	$18,749	$15,541	$17,814	$11,515
% of gross revenue	30.1%	33.5%	10.7%	8.9%	10.2%	6.6%

Three months ended June 30, 2003:
$ amount of revenue	$51,369	$77,348	$14,798	$14,707	$15,734	$14,004
% of gross revenue	27.3%	41.2%	7.9%	7.8%	8.4%	7.4%

Nine months ended September 30, 2003:
$ amount of revenue	$144,705	$201,518	$43,220	$45,406	$48,350	$39,483
% of gross revenue	27.7%	38.6%	8.3%	8.7%	9.3%	7.5%

Nine months ended September 30, 2002:
$ amount of revenue	$129,330	$157,108	$42,120	$48,172	$38,729	$43,457
% of gross revenue	28.2%	34.2%	9.2%	10.5%	8.4%	9.5%

The following table shows the components of revenue contributed by Morgan Keegan for the three months ended September 30, 2003, June 30, 2003, and September 30, 2002.

Morgan Keegan Summary Income Statement

(dollar amounts in thousands)	Three months ended Sept. 30, 2003	Three months ended June 30, 2003	Three months ended Sept. 30, 2002	% Change from June 30, 2003	% Change from Sept. 30, 2002

Revenues:
Commissions	$43,782	$40,022	$36,357	9.4%	20.4%
Principal transaction	60,669	72,208	58,881	(16.0)	3.0
Investment banking	23,378	28,933	16,138	(19.2)	44.9
Interest	10,799	12,385	13,606	(12.8)	(20.6)
Trust fees and services	15,541	14,707	16,025	5.7	(3.0)
Investment advisory	17,405	14,778	13,142	17.8	32.4
Other	3,285	4,927	2,892	(33.3)	13.6

Total revenues	174,859	187,960	157,041	(7.0)	11.3

Expenses:
Interest expense	5,622	6,344	7,275	(11.4)	(22.7)
Non-interest expense	134,507	142,924	122,683	(5.9)	9.6

Total expenses	140,129	149,268	129,958	(6.1)	7.8

Income before income taxes	34,730	38,692	27,083	(10.2)	28.2

Income taxes	13,045	14,652	10,059	(11.0)	29.7

Net income	$21,685	$24,040	$17,024	(9.8)%	27.4%

TRUST INCOME

Trust department income for the nine months ended September 30, 2003, increased $5.0 million or 10.5% compared to the same period of 2002. Third quarter 2003 trust department income increased $2.6 million or 16.4% over the third quarter of 2002 and $1.3 million or 7.8% over second quarter of 2003 due primarily to better performance in the financial markets and increases in trust assets.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $10.0 million or 5% in the first nine months of 2003 over same period in 2002 due to management's continued focus on fee collection efforts. For the third quarter of 2003, service charges on deposit accounts increased $3.1 million over the third quarter of 2002 and $1.4 million over the second quarter of 2003.

MORTGAGE SERVICING AND ORIGINATION FEES

The primary source of this category of income is Regions' mortgage banking affiliates, Regions Mortgage and EquiFirst. Regions Mortgage's primary business and source of income is the origination and servicing of conforming mortgage loans for long-term investors. EquiFirst typically originates non-conforming mortgage loans which are sold to third-party investors with servicing released. Net gains and losses related to the sale of mortgage loans are included in other non-interest income.

For the nine months ended September 30, 2003, mortgage servicing and origination fees increased $14.2 million or 19% compared to the same period of 2002 due to the significant mortgage activity resulting from the historically low interest rate environment over the past twelve months. On a quarterly basis, mortgage servicing and origination fees increased $2.2 million or 8% over the third quarter of 2002 due to significant increases in production. Compared to the second quarter of 2003, mortgage servicing and origination fees decreased $2.7 million or 8% due to lower servicing fees and a less profitable mix in production. Single-family mortgage production was $2.8 billion in the third quarter of 2003, compared to $1.7 billion in the third quarter of 2002 and $2.5 billion in the second quarter of 2003. The mortgage company's servicing portfolio totaled $16.0 billion at September 30, 2003, compared to $17.7 billion at September 30, 2002, and $16.6 billion at June 30, 2003.

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
	Nine Months Ended
(dollar amounts in thousands)	September 30,	September 30,
	2003	2002

Balance at beginning of year	$147,487	$140,369
Additions	49,288	27,484
Amortization	(33,373)	(21,866)

	163,402	145,987
Valuation adjustment	(39,500)	(23,500)

Balance at end of period	$123,902	$122,487

Mortgage servicing asset as a percent of servicing portfolio	0.77%	0.69%

SECURITIES GAINS

Securities gains for the nine months ended September 30, 2003, totaled $25.7 million compared to $26.4 million for the same period of 2002. Regions holds Agency securities as a means to hedge mortgage servicing impairment resulting from declining interest rates. Securities losses totaled $37,000 in the third quarter of 2003. Securities gains totaled $22.6 million in the third quarter of 2002 and $15.8 million in the second quarter of 2003.

OTHER INCOME

The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. Other non-interest income for the nine months ended September 30, 2003, increased $85.3 million over the same period of 2002 due primarily to strong performance by Regions' insurance operations, higher gains resulting from mortgage banking activities, and increased customer derivative fees. In the third quarter of 2003, other income increased $18.9 million over the third quarter of 2002 due primarily to higher gains resulting from mortgage banking activities and higher insurance premiums. Compared to the second quarter of 2003, other income decreased $3.1 million due to lower customer derivative fees and lower gains resulting from mortgage banking activities, partially offset by higher insurance premiums and commissions.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended September 30, 2003, June 30, 2003, and September 30, 2002.
(in thousands)	September 30,	June 30,	September 30,
	2003	2003	2002

Salaries and employee benefits	$281,666	$288,937	$258,264
Net occupancy expense	26,869	25,518	25,093
Furniture and equipment expense	20,160	20,501	22,862
Impairment (recapture) of MSRs	(20,000)	19,190	19,725
Loss on early extinguishment of debt	20,580	-0-	-0-
Other	126,902	129,839	126,507

Total non-interest expense	$456,177	$483,985	$452,451

Total non-interest expense increased $112.5 million or 9% in the first nine months of 2003 compared to the same period in 2002 due primarily to increased salaries and employee benefits resulting from higher commission and incentive pay in the brokerage and mortgage banking operations. Third quarter 2003 non-interest expense increased $3.7 million compared to the third quarter of 2002 due again to increased salaries and benefits. This increase was also impacted by the $19.7 million impairment charge on mortgage servicing rights booked in the third quarter of 2002. Compared to the second quarter of 2003, non-interest expense decreased $27.8 million due primarily to a decline in incentive pay in the brokerage operations and from the effect of mortgage servicing rights and loss on early extinguishment of debt as discussed in the following sentences. An impairment charge on mortgage servicing rights of $19.2 million was booked in the second quarter of 2003. In the third quarter of 2003, $20.0 million of impairment recapture on mortgage servicing rights was recorded as a result of changes in interest rates and a slowdown in prepayment speeds. Also during the third quarter of 2003, Regions chose to pay off $650 million of Federal Home Loan Bank advances early, resulting in a $20.6 million loss on the early extinguishment of debt.

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits were up $97.3 million or 13% in the nine months ended September 30, 2003, compared to the same period in 2002, due to higher incentive costs associated with Morgan Keegan and mortgage banking, increased pension costs, and normal merit increases. In the third quarter of 2003, salaries and employee benefits increased $23.4 million compared to the third quarter of 2002 due again to higher commission and incentive pay in the brokerage and mortgage banking operations which corresponds with increases in revenues in those areas in the same periods. Compared to the second quarter of 2003, salaries and employee benefits decreased $7.3 million due primarily to a decline in incentive pay in the brokerage operations. As of September 30, 2003, Regions had 15,969 full-time equivalent employees.

NET OCCUPANCY EXPENSE

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate banking offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas.

Net occupancy expense increased $6.5 million or 9% in the nine months ended September 30, 2003, over the same period of 2002 due to expenses related to new and acquired branch offices. Net occupancy expense in the third quarter of 2003 increased $1.8 million over the third quarter of 2002 and $1.4 million over the second quarter of 2003

FURNITURE AND EQUIPMENT EXPENSE

Furniture and equipment expense during the nine months ended September 30, 2003, decreased $7.2 million compared to the same period in 2002 due primarily to lower expenses related to computer equipment. In the third quarter of 2003, furniture and equipment expense decreased $2.7 million compared to the third quarter of 2002 and remained relatively flat compared to the second quarter of 2003.

OTHER EXPENSES

The significant components of other expense include other non-credit losses, amortization and impairment of mortgage servicing rights and computer and other outside services. Other non-interest expense increased $15.8 million or 4% in the first nine months of 2003 compared to the same period in 2002 due primarily to a $11.5 million increase in amortization of mortgage servicing rights. Other non-interest expense in the third quarter of 2003 decreased $18.8 million compared to the third quarter of 2002 and $21.5 million compared to the second quarter of 2003. A $19.7 million and $19.2 million impairment charge on mortgage servicing rights was booked in the third quarter of 2002 and the second quarter of 2003, respectively. In the third quarter of 2003, $20.0 million of impairment on mortgage servicing rights was recaptured, due to an increase in mortgage interest rates, but was offset by a $20.6 million loss on the early extinguishment of $650 million of Federal Home Loan Bank advances.

APPLICABLE INCOME TAXES

Income tax expense for the nine months and quarter ended September 30, 2003, increased $8.1 million and $2.8 million, respectively, compared to the same periods in 2002 due to higher levels of taxable income. Regions effective tax rates for the first nine months of 2003 and 2002 were 28.5% and 28.7%, respectively.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 32 through 35 'Market Risk' included in Management's Discussion and Analysis.

Item 4. Controls and Procedures

Based on an evaluation, as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of Regions' management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Regions' disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no significant changes in Regions' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
    Exhibits:

Exhibit No.	Description

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 2003.

However, a report on Form 8-K, dated July 17, 2003, was furnished, under item 9 in connection with the Registrant's results of operations for the six months and quarter ended June 30, 2003.

A report on Form 8-K, dated September 10, 2003, was furnished, under item 9 in connection with the Registrant's presentation in New York, New York, discussing current prospects for the company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: November 13, 2003

/s/ Ronald C. Jackson
Ronald C. Jackson
Senior Vice President and Comptroller
(Chief Accounting Officer and
Duly Authorized Officer)