Form 10-K
period 2003-12-31
REGIONS FINANCIAL CORP
filed 2004-03-12
CIK 36032

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                            ---------------------

                                  FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter.

     COMMON STOCK, $0.625 PAR VALUE -- $7,269,247,544 AS OF JUNE 30, 2003.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     COMMON STOCK, $0.625 PAR VALUE -- 222,348,695 SHARES ISSUED AND OUTSTANDING AS OF FEBRUARY 27, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement expected to be filed on or before April 29, 2004 are incorporated by reference into Part III.

                                     PART I

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K, other periodic reports filed by Regions under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any other written or oral statements made by or on behalf of Regions may include forward looking statements which reflect Regions' current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to those described below.

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

     In addition, statements made in this Annual Report on Form 10-K, other periodic reports filed by Regions under the Exchange Act, and other written or oral statements made by or on behalf of Regions may include forward looking statements relating to the benefits of the proposed merger between Regions and Union Planters Corporation, including future financial and operating results, and Regions' and Union Planters' plans, objectives, expectations and intentions. Such statements involve risks and uncertainties that may cause results to differ materially from those set forth in these statements.

     The following factors, among those addressed above and others, could cause actual results to differ materially from those set forth in such forward-looking statements:

     - The ability to obtain regulatory approvals of the merger on the proposed terms and schedule.

     - The failure of Regions or Union Planters stockholders to approve the merger.

     - The risk that Regions and Union Planters may not have the ability to effect the merger.

     - The level and timeliness of realization, if any, of expected cost savings and revenue synergies from the merger.

     - Difficulties related to the completion of the merger and the integration of the businesses of Regions and Union Planters, including integration of information systems and retention of key personnel.

     - Disruption from the merger may make it more difficult to maintain relationships with clients, employees or suppliers.

     - A materially adverse change in the financial condition of Regions, Union Planters or the combined company.

     - Lower than expected revenues following the merger.

     - Other difficulties in effecting the proposed merger.

     The words "believe," "expect," "anticipate," "project," and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of Regions. Any such statement speaks only as of the date the statement was made. Regions undertakes no obligation to update or revise any forward looking statements.

ITEM 1.  BUSINESS

     Regions Financial Corporation (together with its subsidiaries on a consolidated basis, "Regions" or "Company"), is a financial holding company headquartered in Birmingham, Alabama which operates primarily within the southeastern United States. Regions' operations consist of banking, brokerage and investment services, mortgage banking, insurance brokerage, credit life insurance, commercial accounts receivable factoring and specialty financing. At December 31, 2003, Regions had total consolidated assets of approximately $48.6 billion, total consolidated deposits of approximately $32.7 billion, and total consolidated stockholders' equity of approximately $4.5 billion.

     Regions is a Delaware corporation which began operations in 1971. Regions' principal executive offices are located at 417 North 20th Street, Birmingham, Alabama 35203, and its telephone number at such address is (205) 944-1300.

BANKING OPERATIONS

     Regions Financial Corporation conducts its banking operations through Regions Bank, an Alabama chartered commercial bank which is a member of the Federal Reserve System. At December 31, 2003, Regions Bank operated 681 full service banking offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas.

     The following chart reflects the distribution of total assets, loans, deposits and branches in each of the states in which Regions conducts its banking operations.

                                                      ASSETS   LOANS   DEPOSITS   BRANCHES
                                                      ------   -----   --------   --------
Alabama.............................................    29%      29%      33%       171
Arkansas............................................    12       12       12         94
Florida.............................................     7        7        9         72
Georgia.............................................    24       24       20        134
Louisiana...........................................     9        9       12         83
North Carolina......................................     2        2        0          4
South Carolina......................................     5        5        3         38
Tennessee...........................................     6        6        4         41
Texas...............................................     6        6        7         44
                                                       ---      ---      ---        ---
          Totals....................................   100%     100%     100%       681
                                                       ===      ===      ===        ===

BANKING RELATED OPERATIONS

     In addition to its banking operations, Regions provides additional financial services through the following banking-related subsidiaries or divisions:

     - Morgan Keegan & Company, Inc., acquired in 2001 and a subsidiary of Regions Financial Corporation, is a full-service regional brokerage and investment banking firm. Morgan Keegan offers products and services including securities brokerage, asset management, financial planning, mutual funds, securities underwriting, sales and trading, and investment banking. Morgan Keegan, one of the largest investment firms in the South, employs approximately 890 financial advisors offering products and services from 142 offices located in Alabama, Arkansas, Florida, Georgia, Illinois, Kentucky, Massachusetts, Mississippi, New York, Louisiana, North Carolina, South Carolina, Tennessee, Texas, and Virginia as well as Toronto, Canada.

     - Regions Mortgage, a division of Regions Bank, and EquiFirst Corporation, a subsidiary of Regions Bank, are engaged in mortgage banking. Regions Mortgage's primary business and source of income is the origination and servicing of mortgage loans for long-term investors. EquiFirst typically originates mortgage loans which are sold to third-party investors. Regions Mortgage's servicing portfolio totaled approximately $16.1 billion and included approximately 194,000 real estate mortgages at December 31, 2003. Regions Mortgage and EquiFirst operate loan production offices in Alabama, Arizona, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas.

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

ACQUISITION PROGRAM

     A substantial portion of the growth of Regions since commencing operations in 1971 has been through the acquisition of other financial institutions, including commercial banks and thrift institutions, and the assets and deposits thereof. Since it began operations as a bank holding company, Regions has completed 103 acquisitions of financial institutions and financial service providers representing in aggregate (at the time the acquisitions were completed) approximately $28.4 billion in assets. During 2002 and 2003, Regions' acquisition activity was substantially slower than in prior years. As part of its ongoing strategic plan, Regions continually evaluates business combination opportunities. As a result, business combination discussions and, in some cases, negotiations take place, and future business combinations involving cash, debt, or equity securities can be expected. Any future business combination or series of business combinations that Regions might undertake may be material, in terms of assets acquired or liabilities assumed, to Regions' financial condition. Recent business combinations in the financial services industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer.

     In January 2004, Regions signed a definitive merger agreement with Union Planters Corporation. Union Planters Corporation is a $31.9 billion bank holding company headquartered in Memphis, Tennessee. Union Planters Bank, National Association, Union Planters' principal banking subsidiary, operates branches in Alabama, Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas. Union Planters offers a full range of commercial and consumer financial solutions. The merger will be accounted for as a purchase of Union Planters for accounting and financial reporting purposes. As a result, the historical financial statements of Regions will become the historical financial statements of the combined company. For more information on the proposed merger, see Regions' Form 8-K dated as of January 22, 2004 and filed as of January 26, 2004, and Regions' Form 8-K dated as of January 22, 2004 and filed on January 30, 2004.

SEGMENT INFORMATION

     Reference is made to Note 24 "Business Segment Information" to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for information required by this item.

SUPERVISION AND REGULATION

     General. Regions is a financial holding company, registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, Regions and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

     The Gramm-Leach-Bliley Act, adopted in 1999 ("GLB Act"), significantly relaxed previously existing restrictions on the activities of banks and bank holding companies. Under such legislation, an eligible bank holding company may elect to be a "financial holding company" and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. A financial holding company may engage directly or through a subsidiary in the statutorily authorized activities of securities dealing, underwriting, and market making, insurance underwriting and agency activities, merchant banking, and insurance company portfolio investments. A financial holding company also may engage in any activity that the Federal Reserve determines by rule or order to be financial in nature, incidental to such financial activity, or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of an institution or to the financial system generally.

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

     The GLB Act also permits securities brokerage firms and insurance companies to own banks and bank holding companies. The GLB Act also seeks to streamline and coordinate regulation of integrated financial holding companies, providing generally for "umbrella" regulation of financial holding companies by the Federal Reserve, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

     For a bank holding company to be eligible for financial holding company status, all of its subsidiary insured depository institutions must be well-capitalized and well-managed. A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve that it elects to become a financial holding company. The Federal Reserve must deny expanded authority to any bank holding company with a subsidiary insured depository institution that received less than a satisfactory rating on its most recent Community Reinvestment Act of 1977 (the "CRA") review as of the time it submits its declaration. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet one of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest its non-permissible activities.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (3) it may merge or consolidate with any other bank holding company.

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

     Patriot Act. In 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including Regions' banking, broker-dealer, and insurance subsidiaries, to help prevent, detect and prosecute international money laundering and the financing of terrorism. During 2002, the Secretary of the Treasury issued additional regulations to implement Title III affecting Regions' banking and broker-dealer subsidiaries. Regions' banking, broker-dealer and insurance subsidiaries have augmented their systems and procedures to meet the requirements of these regulations. Additionally, during 2002, the Secretary of the Treasury issued proposed further regulations to implement Title III that would affect Regions' banking, broker-dealer and insurance subsidiaries. Although Regions cannot predict when and in what form these additional regulations will be adopted, Regions believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to Regions.

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

     If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "Regulatory Remedies under FDICIA." Moreover, the Federal Reserve and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

     At December 31, 2003, under dividend restrictions imposed under federal and state laws, Regions Bank, without obtaining governmental approvals, could declare aggregate dividends to Regions Financial Corporation of approximately $743 million.

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

     The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of allowance for loan losses. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 2003, Regions' consolidated Tier 1 Capital ratio was 9.72% and its Total Capital ratio was 14.46%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for financial holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Regions' Leverage Ratio at December 31, 2003, was 7.49%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Regions Bank is subject to substantially similar risk-based and leverage capital requirements as those applicable to Regions. Regions Bank was in compliance with applicable minimum capital requirements as of December 31, 2003. Neither Regions nor Regions Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Regulatory Remedies under FDICIA."

     Support of Subsidiary Banks. Under Federal Reserve policy, Regions Financial Corporation is expected to act as a source of financial strength to, and to commit resources to support, Regions Bank. This support may be required at times when, absent such Federal Reserve policy, Regions may not be inclined to provide it. In addition, any capital loans by a financial holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a financial holding company's bankruptcy, any commitment by the financial holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Regulatory Remedies under FDICIA. FDICIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions. Under this system, which became effective in 1992, the federal banking regulators are required to establish five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     Under the agencies' rules implementing FDICIA's remedy provisions, an institution that (1) has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and
(2) is not subject to any written agreement, order, capital directive, or regulatory remedy directive issued by the appropriate federal banking agency is deemed to be "well capitalized." An institution with a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be "adequately capitalized." A depository institution that has a Total Capital ratio of less than 8.0%, a Tier 1 Capital ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be "undercapitalized." An institution that has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be "significantly undercapitalized," and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

     At December 31, 2003, Regions Bank had the requisite capital levels to qualify as well capitalized.

     FDIC Insurance Assessments. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system, which went into effect in 1994, assigns an institution to one of three capital categories: (1) well capitalized;
(2) adequately capitalized; and (3) undercapitalized, as determined by capital reported by the institution in the quarterly report issued before each assessment period. Each institution also is assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory subgroup to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

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

     Safety and Soundness Standards. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. In 1995, the federal bank regulatory agencies adopted guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "Regulatory Remedies under FDICIA." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

     Depositor Preference. The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

     Regulation of Morgan Keegan. As a registered investment adviser and broker-dealer, Morgan Keegan is subject to regulation and examination by the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE"), and other self regulatory organizations ("SROs"), which may affect its manner of operation and profitability. Such regulations cover a broad range of subject matter. Rules and regulations for registered broker-dealers cover such issues as: capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. Rules and regulations for registered investment advisers include the limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, and anti-fraud standards.

     Morgan Keegan is subject to the net capital requirements set forth in Rule 15c3-1 of the Exchange Act. The net capital requirements measure the general financial condition and liquidity of a broker-dealer by specifying a minimum level of net capital that a broker-dealer must maintain, and by requiring that a significant portion of its assets be kept liquid. If Morgan Keegan failed to maintain its minimum required net capital, it would be required to cease executing customer transactions until it came back into compliance. This could also result in Morgan Keegan losing its NASD membership, its registration with the SEC, or require a complete liquidation.

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

     In addition to federal registration, state securities commissions require the registration of certain broker-dealers and investment advisers. Morgan Keegan is registered as a broker-dealer with every state, the District of Columbia, and Puerto Rico. Morgan Keegan is registered as an investment adviser in the following states: Alabama, Arkansas, California, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Missouri, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin.

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

COMPETITION

     All aspects of Regions' business are highly competitive. Regions' subsidiaries compete with other financial institutions located in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, Texas and other adjoining states, as well as large banks in major financial centers and other financial intermediaries, such as savings and loan associations, credit unions, consumer finance companies, brokerage firms, insurance companies, investment companies, mutual funds, other mortgage companies and financial service operations of major commercial and retail corporations.

     Customers for banking services and other financial services offered by Regions' subsidiaries are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. Although Regions' position varies in different markets, Regions believes that its affiliates effectively compete with other financial services companies in their relevant market areas.

EMPLOYEES

     As of December 31, 2003, Regions and its subsidiaries had a total of 16,180 full-time-equivalent employees.

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

     Regions and its subsidiaries, including Regions Bank and Morgan Keegan, operate through 928 office facilities, of which 670 are owned by Regions or one of its subsidiaries and 258 are subject to building or ground leases. Of the 681 branch office facilities operated by Regions Bank at December 31, 2003, 506 are owned by Regions Bank and 175 are subject to building or ground leases. Of the office facilities operated by Morgan Keegan at December 31, 2003, 64 are owned by Morgan Keegan and 78 are subject to building or ground leases.

     For offices in premises leased by Regions and its subsidiaries, annual rentals totaled approximately $37.4 million as of December 31, 2003. During 2003, Regions and its subsidiaries received approximately $8.7 million in rentals for space leased to others. At December 31, 2003, there were no significant encumbrances on the offices, equipment and other operational facilities owned by Regions and its subsidiaries.

     See Item 1. Business of this annual report for a description of the states in which Regions Bank's branches and Morgan Keegan's offices are located.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Note 13 "Commitments and Contingencies," to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

     Regions continues to be concerned about the general trend in litigation involving large damage awards against financial service company defendants. Regions is subject to litigation in the ordinary course of business. Punitive damages are routinely claimed in these cases. The litigation also includes 6 cases in which the claimants seek class action treatment.

     Notwithstanding these concerns, Regions believes, based on consultation with legal counsel, that the outcome of pending litigation will not have a material effect on Regions' consolidated financial position but could impact operating results for a particular reporting period.

     On January 27, 2004, a Regions stockholder filed a purported class action complaint in the Circuit Court of Jefferson County, Alabama, on behalf of all stockholders other than the defendants against Regions and the members of its board of directors (except for C. Kemmons Wilson, Jr.) in connection with the proposed merger of Regions and Union Planters Corporation. In addition, two Union Planters shareholders separately filed purported class action complaints in the Chancery Court of Tennessee on January 27, 2004 and January 28, 2004, against Union Planters and the members of its board of directors in connection with the merger. Each of these complaints alleges that the defendant board of directors breached its fiduciary duties in approving the merger. The lawsuits seek, among other things, to recover costs and to enjoin or rescind the transactions contemplated by the merger agreement. In addition, the lawsuits against Union Planters seek to recover unspecified damages. Regions believes these lawsuits are entirely without merit and intends to defend against the Alabama lawsuit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 2003.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Common Stock Market Prices and Dividend information for the year ended December 31, 2003, is included under Item 8 of this Annual Report filed on Form 10-K in Note 27 "Summary of Quarterly Results of Operations, Common Stock Market Prices, and Dividends" to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

                          HISTORICAL FINANCIAL SUMMARY

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                                                                                        COMPOUND
                                                                                                             ANNUAL      GROWTH
                                                                                                             CHANGE       RATE
                                 2003       2002(A)        2001         2000         1999         1998      2002-2003   1998-2003
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT RATIOS, YIELDS, AND PER SHARE AMOUNTS)
SUMMARY OF OPERATING RESULTS
Interest income:
 Interest and fees on
   loans....................  $1,702,299   $1,986,203   $2,458,503   $2,588,143   $2,201,786   $2,072,204    -14.29%       -3.86%
 Income on federal funds
   sold.....................       5,828        8,377       17,890        5,537        4,256       17,610    -30.43       -19.84
 Taxable interest on
   securities...............     348,765      400,705      445,919      561,974      524,935      417,121    -12.96        -3.52
 Tax-free interest on
   securities...............      24,355       29,967       40,434       41,726       39,484       39,981    -18.73        -9.44
 Other interest income......     137,883      111,737       92,891       36,863       84,225       50,870     23.40        22.07
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total interest
       income...............   2,219,130    2,536,989    3,055,637    3,234,243    2,854,686    2,597,786    -12.53        -3.10
Interest expense:
 Interest on deposits.......     430,353      652,765    1,135,695    1,372,260    1,056,799    1,065,054    -34.07       -16.58
 Interest on short-term
   borrowings...............     101,075      128,256      188,108      276,243      329,518      174,906    -21.19       -10.39
 Interest on long-term
   borrowings...............     213,104      258,380      306,341      196,943       42,514       33,008    -17.52        45.21
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total interest
       expense..............     744,532    1,039,401    1,630,144    1,845,446    1,428,831    1,272,968    -28.37       -10.17
                              ----------   ----------   ----------   ----------   ----------   ----------
       Net interest
       income...............   1,474,598    1,497,588    1,425,493    1,388,797    1,425,855    1,324,818     -1.54         2.17
Provision for loan losses...     121,500      127,500      165,402      127,099      113,658       60,505     -4.71        14.96
                              ----------   ----------   ----------   ----------   ----------   ----------
       Net interest income
       after provision for
       loan losses..........   1,353,098    1,370,088    1,260,091    1,261,698    1,312,197    1,264,313     -1.24         1.37
Non-interest income:
 Brokerage and investment
   banking income...........     552,729      499,685      358,974       41,303       36,983       27,987     10.62        81.60
 Trust department income....      69,921       62,197       56,681       57,675       53,434       55,218     12.42         4.83
 Service charges on deposit
   accounts.................     288,613      277,807      267,263      231,670      194,984      171,344      3.89        10.99
 Mortgage servicing and
   origination fees.........     111,573      104,659       97,082       82,732      103,118      111,555      6.61         0.00
 Securities gains
   (losses).................      25,658       51,654       32,106      (39,928)         160        7,002    -50.33        29.66
 Other......................     350,263      262,876      192,675      223,767      138,941       87,610     33.24        31.94
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total non-interest
       income...............   1,398,757    1,258,878    1,004,781      597,219      527,620      460,716     11.11        24.87
Non-interest expense:
 Salaries and employee
   benefits.................   1,122,084    1,026,569      879,688      588,857      551,569      528,409      9.30        16.25
 Net occupancy expense......     105,847       97,924       86,901       70,675       61,635       62,887      8.09        10.97
 Furniture and equipment
   expense..................      81,347       90,818       87,727       74,213       72,013       68,595    -10.43         3.47
 Merger and consolidation
   expense..................          -0-          -0-          -0-          -0-          -0-     121,438        NM      -100.00
 Other......................     531,005      544,415      492,605      383,446      369,574      308,398     -2.46        11.48
                              ----------   ----------   ----------   ----------   ----------   ----------
       Total non-interest
       expense..............   1,840,283    1,759,726    1,546,921    1,117,191    1,054,791    1,089,727      4.58        11.05
                              ----------   ----------   ----------   ----------   ----------   ----------
       Income before income
       taxes................     911,572      869,240      717,951      741,726      785,026      635,302      4.87         7.49
Applicable income taxes.....     259,731      249,338      209,017      214,203      259,640      213,590      4.17         3.99
                              ----------   ----------   ----------   ----------   ----------   ----------
       Net income...........  $  651,841   $  619,902   $  508,934   $  527,523   $  525,386   $  421,712      5.15%        9.10%
                              ==========   ==========   ==========   ==========   ==========   ==========
Average number of shares
 outstanding................     222,106      224,312      224,733      220,762      221,617      220,114     -0.98%        0.18%
Average number of shares
 outstanding -- diluted.....     225,118      227,639      227,063      221,989      223,967      223,781     -1.11         0.12
Per share:
       Net income...........  $     2.93   $     2.76   $     2.26   $     2.39   $     2.37   $     1.92      6.16%        8.82%
       Net income,
       diluted..............        2.90         2.72         2.24         2.38         2.35         1.88      6.62         9.06
       Cash dividends
       declared.............        1.24         1.16         1.12         1.08         1.00         0.92      6.90         6.15

---------------

(a) In 2002, Regions adopted Statement of Financial Accounting Standards No. 142 (Statement 142) which eliminated amortization of excess purchase price. See
    Note 25 "Recent Accounting Pronouncements" to the consolidated financial statements for comparisons with prior years.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                                                         2003         2002(a)        2001         2000         1999         1998
                                                         -----        -------        -----        -----        -----        -----
YIELDS AND COSTS (TAXABLE EQUIVALENT BASIS)
Earning assets:
  Taxable securities...................................   4.06%         5.16%         6.17%        6.51%        6.35%       6.42%
  Tax-free securities..................................   7.68          7.96          7.95         7.64         7.91        8.26
  Federal funds sold...................................   0.93          1.46          3.21         6.27         4.49        5.45
  Loans (net of unearned income).......................   5.56          6.59          8.13         8.63         8.33        8.88
  Other earning assets.................................   4.72          5.17          5.58         8.95         7.06        6.59
          Total earning assets.........................   5.17          6.19          7.61         8.15         7.83        8.27
Interest-bearing liabilities:
  Interest-bearing deposits............................   1.61          2.47          4.30         5.03         4.32        4.61
  Short-term borrowings................................   1.90          2.88          4.55         6.26         5.07        5.16
  Long-term borrowings.................................   3.88          5.01          6.39         6.42         6.33        7.32
          Total interest-bearing liabilities...........   1.98          2.89          4.61         5.31         4.52        4.73
          Net yield on interest earning assets.........   3.49          3.73          3.66         3.55         3.94        4.25
RATIOS
Net income to:
  Average stockholders' equity.........................  15.06%        15.27%        13.49%(b)    16.31%(c)    17.13%      14.62%(d)
  Average total assets.................................   1.34          1.34          1.14(b)      1.23(c)      1.33        1.24(d)
Efficiency(e)..........................................  63.13         63.35         62.21(b)     54.27(c)     53.38       60.52(d)
Dividend payout........................................  42.32         42.03         49.56        45.19        42.19       47.92
Average loans to average deposits......................  97.97         98.46         99.71        94.63        91.35       86.93
Average stockholders' equity to average total assets...   8.93          8.80          8.45         7.54         7.74        8.47
Average interest-bearing deposits to average total
  deposits.............................................  83.24         84.26         85.07        85.67        84.40       85.83

---------------

     The ratios disclosed in the following footnotes exclude certain items which management believes aid the reader in evaluating normalized trends.
(a)In 2002, Regions adopted Statement 142 which eliminated amortization of excess purchase price. See Note 25 "Recent Accounting Pronouncements" to the consolidated financial statements for comparisons with prior years.
(b)Ratios for 2001 excluding $17.8 million in after-tax merger and other charges are as follows: Return on average stockholders' equity 13.96%, Return on average total assets 1.18%, and Efficiency 61.27%.
(c)Ratios for 2000 excluding $44.0 million in after-tax gain from sale of credit card portfolio and $26.2 million in after-tax loss from sale of securities are as follows: Return on average stockholders' equity 15.76%, Return on average total assets 1.19%, and Efficiency 56.10%.
(d)Ratios for 1998 excluding $80.7 million in after-tax charges for merger and consolidation charges are as follows: Return on average stockholders' equity 17.42%, Return on average total assets 1.48%, and Efficiency 53.77%.
(e)The efficiency ratio is the quotient of non-interest expense divided by the sum of net interest income (on a tax equivalent basis) and non-interest income (excluding securities gains and losses). This ratio is commonly used by financial institutions as a measure of productivity.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES


                                        2003          2002          2001          2000          1999          1998
                                     -----------   -----------   -----------   -----------   -----------   -----------
                                                           (AVERAGE DAILY BALANCES IN THOUSANDS)
ASSETS
Earning assets:
  Taxable securities...............  $ 8,713,805   $ 7,929,950   $ 7,357,832   $ 8,651,052   $ 8,244,603   $ 6,473,392
  Tax-exempt securities............      495,411       585,768       787,219       801,330       745,064       728,511
  Federal funds sold...............      629,896       573,050       556,843        88,361        94,875       323,293
  Loans, net of unearned income....   31,455,173    30,871,093    30,946,736    30,130,808    26,478,349    23,379,317
  Other earning assets.............    2,938,711     2,176,308     1,685,237       413,548     1,195,729       773,077
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total earning assets.......   44,232,996    42,136,169    41,333,867    40,085,099    36,758,620    31,677,590
  Allowance for loan losses........     (452,296)     (431,000)     (384,645)     (360,353)     (328,188)     (313,521)
  Cash and due from banks..........      952,971       957,893       932,787     1,094,874     1,237,318       981,930
  Other non-earning assets.........    3,742,721     3,476,810     2,773,123     2,069,717     1,940,182     1,711,042
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total assets...............  $48,476,392   $46,139,872   $44,655,132   $42,889,337   $39,607,932   $34,057,041
                                     ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............  $ 5,380,521   $ 4,933,496   $ 4,634,198   $ 4,561,900   $ 4,520,405   $ 3,812,177
  Interest-bearing.................   26,727,931    26,419,974    26,401,047    27,279,092    24,465,254    23,081,727
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total deposits.............   32,108,452    31,353,470    31,035,245    31,840,992    28,985,659    26,893,904
Borrowed funds:
  Short-term.......................    5,316,272     4,448,043     4,132,264     4,408,689     6,502,860     3,386,392
  Long-term........................    5,493,097     5,156,481     4,793,657     3,069,465       671,665       450,808
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total borrowed funds.......   10,809,369     9,604,524     8,925,921     7,478,154     7,174,525     3,837,200
  Other liabilities................    1,229,953     1,123,059       921,937       335,931       380,798       441,188
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities..........   44,147,774    42,081,053    40,883,103    39,655,077    36,540,982    31,172,292
  Stockholders' equity.............    4,328,618     4,058,819     3,772,029     3,234,260     3,066,950     2,884,749
                                     -----------   -----------   -----------   -----------   -----------   -----------
        Total liabilities and
          stockholders' equity.....  $48,476,392   $46,139,872   $44,655,132   $42,889,337   $39,607,932   $34,057,041
                                     ===========   ===========   ===========   ===========   ===========   ===========

                                                      COMPOUND
                                     ANNUAL CHANGE   GROWTH RATE
                                       2002-2003      1998-2003
                                     -------------   -----------

ASSETS
Earning assets:
  Taxable securities...............       9.88%          6.12%
  Tax-exempt securities............     -15.43          -7.42
  Federal funds sold...............       9.92          14.27
  Loans, net of unearned income....       1.89           6.11
  Other earning assets.............      35.03          30.61
        Total earning assets.......       4.98           6.91
  Allowance for loan losses........       4.94           7.60
  Cash and due from banks..........      -0.51          -0.60
  Other non-earning assets.........       7.65          16.95
        Total assets...............       5.06%          7.32%
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
  Non-interest-bearing.............       9.06%          7.13%
  Interest-bearing.................       1.17           2.98
        Total deposits.............       2.41           3.61
Borrowed funds:
  Short-term.......................      19.52           9.44
  Long-term........................       6.53          64.88
        Total borrowed funds.......      12.54          23.01
  Other liabilities................       9.52          22.76
        Total liabilities..........       4.91           7.21
  Stockholders' equity.............       6.65           8.45
        Total liabilities and
          stockholders' equity.....       5.06%          7.32%

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES


                                        2003          2002          2001          2000          1999          1998
                                     -----------   -----------   -----------   -----------   -----------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR-END BALANCES
  Assets...........................  $48,597,996   $47,938,840   $45,382,712   $43,688,293   $42,714,395   $36,831,940
  Securities.......................    9,087,804     8,994,600     7,847,159     8,994,171    10,913,044     7,969,137
  Loans, net of unearned income....   32,184,323    30,985,774    30,885,348    31,376,463    28,144,675    24,365,587
  Non-interest-bearing deposits....    5,717,747     5,147,689     5,085,337     4,512,883     4,419,693     4,577,125
  Interest-bearing deposits........   27,014,788    27,778,512    26,462,986    27,509,608    25,569,401    23,772,941
                                     -----------   -----------   -----------   -----------   -----------   -----------
  Total deposits...................   32,732,535    32,926,201    31,548,323    32,022,491    29,989,094    28,350,066
  Long-term debt...................    5,711,752     5,386,109     4,747,674     4,478,027     1,750,861       571,040
  Stockholders' equity.............    4,452,115     4,178,422     4,035,765     3,457,944     3,065,112     3,000,401
  Stockholders' equity per share...  $     20.06   $     18.88   $     17.54   $     15.73   $     13.89   $     13.61
  Market price per share of common
    stock..........................  $     37.20   $     33.36   $     29.94   $     27.31   $     25.13   $     40.31

                                                      COMPOUND
                                                       GROWTH
                                     ANNUAL CHANGE      RATE
                                       2002-2003      1998-2003
                                     -------------   -----------

YEAR-END BALANCES
  Assets...........................        1.37%         5.70%
  Securities.......................        1.04          2.66
  Loans, net of unearned income....        3.87          5.72
  Non-interest-bearing deposits....       11.07          4.55
  Interest-bearing deposits........       -2.75          2.59
  Total deposits...................       -0.59          2.92
  Long-term debt...................        6.05         58.50
  Stockholders' equity.............        6.55          8.21
  Stockholders' equity per share...        6.25%         8.07%
  Market price per share of common
    stock..........................       11.51%        -1.59%

---------------

Notes to Historical Financial Summary:

(1) Non-accruing loans, of an immaterial amount, are included in earning assets. No adjustment has been made for these loans in the calculation of yields.

(2) Yields are computed on a taxable equivalent basis, net of interest disallowance, using marginal federal income tax rates of 35% for 2003-1998.

(3) This summary should be read in conjunction with the related consolidated financial statements and notes thereto under Item 8 on pages 57 to 101 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

GENERAL

     The following discussion and financial information is presented to aid in understanding Regions' financial position and results of operations. The emphasis of this discussion will be on the years 2001, 2002 and 2003; in addition, financial information for prior years will also be presented when appropriate.

     Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South. Regions' banking subsidiary, Regions Bank, operates as an Alabama state-chartered bank with operations in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. In 2003, Regions' banking operations, excluding trust activities, contributed approximately $508 million to consolidated net income.

     In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing and other specialty financing. Regions has no foreign banking operations, although it maintains an international department to assist customers with their foreign transactions. Regions provides investment banking and brokerage services through 142 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Morgan Keegan, acquired in March 2001, contributed approximately $82.1 million to net income in 2003, including trust activities. Morgan Keegan Trust, FSB, a federal savings bank subsidiary of Morgan Keegan, acts as fiduciary for the trust clients of Morgan Keegan and does not accept retail insured deposits. Regions' mortgage banking divisions, Regions Mortgage and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $16.1 billion in mortgage loans and in 2003 contributed approximately $49.1 million to net income, while EquiFirst contributed $36.1 million to net income. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country. Rebsamen, acquired in February 2001, contributed approximately $7.1 million to net income in 2003. Credit life insurance services for customers are provided through other Regions' affiliates.

     Regions' profitability, like that of many other financial institutions, is dependent on its ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income Regions receives on earning assets, such as loans and securities, and the interest expense Regions pays on interest-bearing liabilities, principally deposits and borrowings. Regions' net interest income is impacted by the size and mix of its balance sheet and the interest rate spread it earns on its assets and liabilities. Non-interest income includes fees from service charges on deposit accounts, trust and securities brokerage activities, mortgage origination and servicing, insurance and other customer services which Regions provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes.

     Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including Regions. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition among financial institutions, customer preferences, interest rate conditions and prevailing market rates on competing products in Regions' primary market areas.

     Regions' business strategy has been and continues to be focused on the diversification of its revenue stream, providing a competitive mix of products and services, delivering quality customer service and maintaining a branch distribution network with offices in convenient locations. Regions believes that its recently announced merger with Union Planters Corporation will be beneficial in the future implementation of this strategy.

     The Company's principal market areas are located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas. Morgan Keegan also operates offices in Illinois, Kentucky, Mississippi, New York, Massachusetts and Virginia as well as Toronto, Canada.

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

     Regions' excess purchase price (the amount in excess of book value of acquired institutions carried on the balance sheet as an intangible asset) is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of acquired business units, or other factors could result in a decline in projected fair values. If the estimated fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value.

     For purposes of evaluating mortgage servicing impairment, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate. Changes in interest rates, prepayment speeds or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount.

     Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Regions' 1998 to 2002 consolidated federal income tax returns are open for examination. From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions' income tax returns or changes in tax law may impact these plans and resulting provisions for income taxes.

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

     During 2003 and 2002, Regions securitized automobile loans as a source of funding. Regions accounted for these transactions as sales in accordance of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." When selling these financial assets, estimates of future cash flows are an integral part of determining the gain or loss and subsequently evaluating any impairment of any retained interests, such as servicing assets or residual interests. The most critical assumptions in estimating cash flows and related fair value include prepayment speeds, expected credit losses, and discount rate. Management reviews these assumptions on a quarterly basis and the assumptions are adjusted if deemed appropriate.

ACQUISITIONS

     The acquisitions of community banks and other financial service companies historically have contributed significantly to Regions' growth. The community bank acquisitions have enabled Regions to expand into new markets and strengthen its presence in existing markets. The acquisitions of other financial service companies have allowed Regions to better diversify its revenue stream and to offer additional products and services to its customers. Regions, from time to time, evaluates potential bank and non-bank acquisition candidates; however, no transactions were pending at December 31, 2003.

     In 2001, Regions significantly diversified its revenue stream and product offerings through the acquisitions of Morgan Keegan and Rebsamen Insurance. The Morgan Keegan acquisition in March 2001 greatly expanded Regions' ability to provide securities brokerage, investment banking, asset management and mutual fund services. The February 2001 acquisition of Rebsamen Insurance enabled Regions to offer insurance services to customers. Rebsamen, headquartered in Little Rock, Arkansas, is a full-line general insurance broker that provides primarily commercial property and casualty insurance brokerage services.

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

     - Regions expanded into the Dallas, Texas, market through the acquisition of Brookhollow Bancshares, Inc., with $167 million in assets.

     - Regions expanded its presence in the Houston, Texas, market through the acquisition of Independence Bank, National Association, with $112 million in assets.

     In 2003, Regions consummated the purchase of three branches from Inter Savings Bank, FSB, which strengthened its community banking franchise in central Florida. These branches combined added $185 million in assets, $5 million in loans and $185 million in deposits:

     Regions' business combinations over the last three years are summarized in the following charts. Each of these transactions was accounted for as a purchase.

   DATE                        COMPANY                      HEADQUARTERS LOCATION     TOTAL ASSETS
   ----                        -------                    -------------------------  --------------
                                                                                     (IN THOUSANDS)
2003
December      Three branches of Inter Savings Bank, FSB   Palm City, Indiatlantic      $  185,281
                                                          and Okeechobee, Florida

2002
April         ICT Group, LLC                              New Iberia, Louisiana               900
April         Brookhollow Bancshares, Inc.                Dallas, Texas                   166,916
May           Independence Bank, National Association     Houston, Texas                  112,408

2001
February      Rebsamen Insurance, Inc.                    Little Rock, Arkansas            32,082
March         Morgan Keegan, Inc.                         Memphis, Tennessee            2,008,179
November      Park Meridian Financial Corporation         Charlotte, North Carolina       309,844
December      First Bancshares of Texas, Inc.             Houston, Texas                  188,953

     In January 2004, Regions signed a definitive merger agreement with Union Planters Corporation ("UPC"). Terms of the agreement include the formation of a new holding company to be named Regions Financial Corporation upon completion of the transaction. In the transaction each share of UPC common stock will be converted into one share of the new company stock and each share of Regions' common stock will be converted into 1.2346 shares of the new company common stock. The transaction is expected to close in mid 2004, subject to customary regulatory and stockholder approvals. As of December 31, 2003, UPC had assets of $31.9 billion, deposits of $23.1 billion and stockholders' equity of $3.1 billion (see Note 26 "Subsequent Event" to the consolidated financial statements).

FINANCIAL CONDITION

     Regions' financial condition depends primarily on the quality and nature of its assets, liabilities and capital structure, the market and economic conditions, and the quality of its personnel.

LOANS AND ALLOWANCE FOR LOAN LOSSES

     LOAN PORTFOLIO

     Regions' primary investment is loans. At December 31, 2003, loans represented 72% of Regions' earning assets.

     Lending at Regions is generally organized along three functional lines: commercial loans (including financial and agricultural), real estate loans and consumer loans. The composition of the portfolio by these major categories is presented below (with real estate loans further broken down between construction and mortgage loans):

                                                         DECEMBER 31,
                              -------------------------------------------------------------------
                                 2003          2002          2001          2000          1999
                              -----------   -----------   -----------   -----------   -----------
                                            (IN THOUSANDS, NET OF UNEARNED INCOME)
Commercial..................  $ 9,754,588   $10,667,855   $ 9,727,204   $ 9,039,818   $ 8,183,633
Real
  estate -- construction....    3,484,767     3,604,116     3,664,677     3,271,692     2,439,104
Real estate -- mortgage.....   12,977,549    11,039,552    11,309,126    13,114,655    11,728,601
Consumer....................    5,967,419     5,674,251     6,184,341     5,950,298     5,793,337
                              -----------   -----------   -----------   -----------   -----------
          Total.............  $32,184,323   $30,985,774   $30,885,348   $31,376,463   $28,144,675
                              ===========   ===========   ===========   ===========   ===========

     As the above table demonstrates, over the last five years loans increased a total of $4.0 billion, a compound growth rate of 3%. Regions experienced significant loan growth in 2000, with loans increasing $3.2 billion. In 2001, however, loan balances declined $491 million due primarily to increased prepayments of residential mortgage loans. In 2002, total loans increased $100 million primarily due to growth in the commercial portfolio, partially offset by the reclassification of $1.1 billion of indirect auto loans to the loans held for sale category on September 30, 2002. Excluding the effect of the reclassification, total loans would have increased $1.2 billion, or 4%, in 2002. Loans increased $1.2 billion or 4% in 2003, due primarily to growth in the real estate portfolio partially offset by a decline in the commercial portfolio.

     In 2000, Regions sold its credit card portfolio, which totaled $278 million. Adjusting for the effect of this sale, loans would have increased $3.5 billion, or 12%, in 2000. During 2002, Regions reclassified $1.1 billion of indirect auto loans. These assets were transferred from the loan portfolio to the loans held for sale category on September 30, 2002. The sale of the credit card portfolio in 2000 and the reclassification of the indirect auto loans in 2002 resulted in slower growth in consumer loans.

     All major categories in the loan portfolio have increased over the last five years, with the strongest growth occurring in commercial and real estate construction and mortgage loans. Over the last five years, commercial, financial and agricultural loans increased $1.6 billion, or 19%. Real estate construction loans increased $1.0 billion, or 43%, over the same period. Real estate mortgage loans increased $1.2 billion, or 11%, and consumer loans increased $174 million, or 3%, over the last five years.

     Although loans have increased over the past five years, growth has slowed in recent years. Average total loans were $30.9 billion in 2001 and 2002, compared to $31.5 billion in 2003. The modest loan growth trend in recent years is a result of lower loan demand resulting from weaker economic conditions, significant prepayments of mortgage loans, management initiatives to focus on higher margin loans, combined with the reclassification of indirect auto loans in 2002. Regions expects modest loan growth to continue in 2004.

     Regions' residential real estate mortgage portfolio as of December 31, 2003, included $5.6 billion of mortgage loans originated by its mortgage subsidiaries and bank branches or obtained in various acquisitions. The residential mortgage loan portfolio decreased approximately $800 million during 2003. The decline in 2003 reflects the substantial increase in mortgage loan prepayments due to the high level of refinancing activity resulting from lower mortgage interest rates. Based on outstanding balances, $2.7 billion of these loans are fixed rate mortgages with a weighted average coupon rate of 5.73%, down from 7.05% in 2002, and a weighted average remaining maturity of 172 months.

     Residential real estate mortgage portfolio loans totaling $2.8 billion (based on outstanding balances) are adjustable rate mortgages ("ARM") that have rates currently averaging 5.10%, down from 6.02% at December 31, 2002. The weighted average months to reprice the ARM portfolio was 31 months at December 31, 2003, up from 30 months in 2002.

     The amounts of total gross loans (excluding residential mortgages and consumer loans) outstanding at December 31, 2003, based on remaining scheduled repayments of principal, due in (1) one year or less, (2) more than one year but less than five years and (3) more than five years, are shown in the following table. The amounts due after one year are classified according to sensitivity to changes in interest rates.

                                                                  LOANS MATURING
                                             ---------------------------------------------------------
                                               WITHIN       AFTER ONE BUT       AFTER
                                              ONE YEAR    WITHIN FIVE YEARS   FIVE YEARS      TOTAL
                                             ----------   -----------------   ----------   -----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural.....  $4,411,751      $4,160,389       $1,341,703   $ 9,913,843
Real estate -- construction................   2,129,259       1,269,901           96,132     3,495,292
Real estate -- mortgage....................   1,252,063       3,477,118          846,145     5,575,326
                                             ----------      ----------       ----------   -----------
          Total............................  $7,793,073      $8,907,408       $2,283,980   $18,984,461
                                             ==========      ==========       ==========   ===========

                                                               SENSITIVITY OF LOANS TO
                                                              CHANGES IN INTEREST RATES
                                                              --------------------------
                                                              PREDETERMINED    VARIABLE
                                                                  RATE           RATE
                                                              -------------   ----------
                                                                    (IN THOUSANDS)
Due after one year but within five years....................   $2,304,140     $6,603,268
Due after five years........................................      803,590      1,480,390
                                                               ----------     ----------
          Total.............................................   $3,107,730     $8,083,658
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

     Regions' determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards No. 114 (Statement
114) and Statement of Financial Accounting Standards No. 5 (Statement 5). In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include non-accrual loans and loans past due 90 days or more, excluding loans to individuals, are evaluated individually. Impaired loans totaled approximately $179 million at December 31, 2003 and $142 million at December 31, 2002. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value is not sufficient to support the collection of the investment in the loan, a charge is immediately taken against the allowance for loan losses. The amount of the allowance for loan losses related to the higher-risk loans was approximately 69% at December 31, 2003, compared to approximately 72% at December 31, 2002. Higher-risk loans include loans classified OLEM (other loans especially mentioned) and below, which include impaired loans.

     In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The amount of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that losses exist was approximately 31% of Regions' allowance for loan losses at December 31, 2003, compared to approximately 28% at December 31, 2002. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

     Over the last five years, the year-end allowance for loan losses as a percentage of loans ranged from a low of 1.20% at December 31, 2000 and 1999 to a high of 1.41% at December 31, 2003 and 2002. Management considers the current level of the allowance for loan losses adequate to absorb possible losses from loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

     The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                              DECEMBER 31,
                                          ----------------------------------------------------
NON-PERFORMING ASSETS                       2003       2002       2001       2000       1999
---------------------                     --------   --------   --------   --------   --------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Non-performing loans:
  Loans accounted for on a non-accrual
     basis..............................  $250,344   $226,470   $269,764   $197,974   $169,904
  Loans contractually past due 90 days
     or more as to principal or interest
     payments (exclusive of non-accrual
     loans).............................    35,187     38,499     46,845     35,903     71,952
  Loans whose terms have been
     renegotiated to provide a reduction
     or deferral of interest or
     principal because of a
     deterioration in the financial
     position of the borrower (exclusive
     of non-accrual loans and loans past
     due 90 days or more)...............       886     32,280     42,807     12,372      8,390
Real estate acquired in settlement of
  loans ("other real estate")...........    52,195     59,606     40,872     28,443     12,662
                                          --------   --------   --------   --------   --------
          Total.........................  $338,612   $356,855   $400,288   $274,692   $262,908
                                          ========   ========   ========   ========   ========
Non-performing assets as a percentage of
  loans and other real estate...........      1.05%      1.15%      1.29%       .87%       .93%

     The analysis of loan loss experience, as reflected in the following table, shows that net loan losses over the last five years ranged from a high of $126.8 million in 2001 to a low of $94.1 million in 2000. Net loan losses were $104.6 million in 2003, $111.8 million in 2002, and $99.2 million in 1999. Over the last five years, net loan losses averaged 0.36% of average loans and were 0.33% of average loans in 2003. Compared to the prior year, in 2003, Regions experienced lower charge-offs of consumer credits, partially offset by higher levels of losses in the commercial category.

     The following analysis presents a five-year history of the allowance for loan losses and loan loss data:

                                                             DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2003          2002          2001          2000          1999
                                  -----------   -----------   -----------   -----------   -----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Allowance for loan losses:
Balance at beginning of year....  $   437,164   $   419,167   $   376,508   $   338,375   $   315,412
Loans charged off:
  Commercial....................       89,250        83,562        95,584        51,617        35,589
  Real estate...................       18,953        16,731        11,705        13,673        15,781
  Consumer......................       36,666        56,010        61,760        66,456        77,867
                                  -----------   -----------   -----------   -----------   -----------
          Total.................      144,869       156,303       169,049       131,746       129,237
Recoveries:
  Commercial....................       13,501        14,892        11,138        15,639        12,934
  Real estate...................        5,798         5,031         5,027         2,750         1,109
  Consumer......................       20,963        24,549        26,043        19,249        16,006
                                  -----------   -----------   -----------   -----------   -----------
          Total.................       40,262        44,472        42,208        37,638        30,049
Net loans charged off:
  Commercial....................       75,749        68,670        84,446        35,978        22,655
  Real estate...................       13,155        11,700         6,678        10,923        14,672
  Consumer......................       15,703        31,461        35,717        47,207        61,861
                                  -----------   -----------   -----------   -----------   -----------
          Total.................      104,607       111,831       126,841        94,108        99,188
Allowance of acquired banks.....           -0-        2,328         4,098         5,142         8,493
Provision charged to expense....      121,500       127,500       165,402       127,099       113,658
                                  -----------   -----------   -----------   -----------   -----------
Balance at end of year..........  $   454,057   $   437,164   $   419,167   $   376,508   $   338,375
                                  ===========   ===========   ===========   ===========   ===========
Average loans outstanding:
  Commercial....................  $10,647,432   $10,329,482   $ 9,567,538   $ 8,811,864   $ 7,661,595
  Real estate...................   15,385,221    14,571,345    15,598,488    15,595,695    13,144,153
  Consumer......................    5,422,520     5,970,266     5,780,710     5,723,249     5,672,601
                                  -----------   -----------   -----------   -----------   -----------
          Total.................  $31,455,173   $30,871,093   $30,946,736   $30,130,808   $26,478,349
                                  ===========   ===========   ===========   ===========   ===========
Net charge-offs as percent of
  average loans outstanding:
  Commercial....................          .71%          .66%          .88%          .41%          .30%
  Real estate...................          .09           .08           .04           .07           .11
  Consumer......................          .29           .53           .62           .82          1.09
          Total.................          .33%          .36%          .41%          .31%          .37%
Net charge-offs as percent of:
  Provision for loan losses.....         86.1%         87.7%         76.7%         74.0%         87.3%
  Allowance for loan losses.....         23.0          25.6          30.3          25.0          29.3
Allowance as percentage of
  loans, net of unearned
  income........................         1.41%         1.41%         1.36%         1.20%         1.20%
Provision for loan losses (net
  of tax effect) as percentage
  of net income.................         13.3%         14.7%         20.3%         15.1%         13.5%

     RISK CHARACTERISTICS OF LOAN PORTFOLIO

     In order to assess the risk characteristics of the loan portfolio, it is appropriate to consider the economy of Regions' primary banking markets as well as the three major categories of loans -- commercial, real estate and consumer.

     Economy of Regions' primary banking markets. The Alabama economy has experienced relatively stable growth over the last several years. Industries important in the Alabama economy include vehicle and vehicle parts manufacturing and assembly, lumber and wood products, health care services, and steel production. High technology and defense-related industries are important in the northern part of the state. Agriculture, particularly poultry, beef cattle and cotton, are also important to the state's economy.

     The economy of northern Georgia, where the majority of Regions' Georgia franchise is located, is diversified with a strong presence in poultry production, carpet manufacturing, automotive manufacturing-related industries, tourism, and various service sector industries. A well-developed transportation system has contributed to the growth in north Georgia. This area has experienced rapid population growth and has favorable household income characteristics relative to many of Regions' other markets.

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

     Tennessee's economy is heavily influenced by automobile manufacturing, tourism, entertainment and recreation, health care and other service industries. With one out of four Tennesseeans employed in service industries, the state's economy is dependent on this sector.

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

     The economy in the markets served by Regions continues to be among the best in the nation. General economic conditions deteriorated throughout the nation in 2001 and did not show significant recovery in 2002.

In 2003, various sectors of the economy reported growth, while others continued the slow growth trends of 2002.

     Commercial. Regions' commercial loan portfolio is highly diversified within the markets it serves. Geographically, the largest concentration is the 28% of the portfolio in the state of Alabama. Loans in Georgia and Arkansas account for 21% and 17%, respectively, of the commercial loan portfolio, followed by Louisiana with 10%, Tennessee with 7%, Texas with 8%, Florida and South Carolina with 4% each, and North Carolina with 1%. A small portion of these loans is secured by properties outside Regions' banking market areas.

     Included in the commercial loan classification are $478 million of syndicated loans. Syndicated loans are typically made to national companies and are originated through an agent bank. Regions' syndicated loans are primarily to national companies with operations in Regions' banking footprint.

     From 1999 to 2003, net commercial loan losses as a percent of average loans outstanding ranged from a low of 0.30% in 1999 to a high of 0.88% in 2001. Commercial loan losses in 2003 totaled $75.7 million, or 0.71% of average commercial loans. The higher level of commercial loan losses in 2003 compared to 2002 resulted primarily from higher losses related to agribusiness customers. Future losses are a function of many variables, of which general economic conditions are the most important. Assuming moderate to slow economic growth during 2004 in Regions' market areas, net commercial loan losses in 2004 are expected to be near the 2003 level.

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

     Real estate construction loans decreased 3.3% in 2003 to $3.5 billion or 10.8% of Regions' total loan portfolio. Over the last five years real estate construction loans averaged 10.7% of Regions' total loan portfolio. Strong economic growth and new development in Regions' market areas enabled Regions to steadily increase construction loans through 2001. During 2002 and 2003, construction loan demand declined as the economy continued to exhibit signs of weakness. Most of the construction loans relate to shopping centers, apartment complexes, commercial buildings and residential property development. These loans are normally secured by land and buildings and are generally backed by commitments for long-term financing from other financial institutions. Real estate construction loans are closely monitored by management, since these loans are generally considered riskier than other types of loans and are particularly vulnerable in economic downturns and in periods of high interest rates. Regions generally requires higher levels of borrower equity investment in addition to other underwriting requirements for this type of lending as compared to other real estate lending. Regions has not been an active lender to real estate developers outside its market areas.

     The loans to businesses for long-term financing of land and buildings are primarily to commercial customers within Regions' markets. Total loans secured by non-farm, non-residential properties totaled $7.4 billion at December 31, 2003. Although some risk is inherent in this type of lending, Regions attempts to minimize this risk by generally making a significant amount of these type loans only on owner-occupied properties, and by requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and in most cases, the personal guarantees of principals of the borrowers.

     Regions also attempts to mitigate the risks of real estate lending by adhering to standard loan underwriting policies and by diversifying the portfolio both geographically within its market area and within industry groups.

     Loans on one- to four-family residential properties, which total approximately 57% of Regions' real estate mortgage portfolio, are principally on single-family residences. These loans are geographically dispersed throughout the southeastern states, and some are guaranteed by government agencies or private mortgage insurers. Historically, this category of loans has not produced sizable loan losses; however, it is subject to some of the same risks as other real estate lending. Warehoused mortgage loans, since they are secured primarily by loans on one- to four-family residential properties, are similar to these loans in terms of risk.

     From 1999 to 2003, net losses on real estate loans as a percent of average real estate loans outstanding ranged from a high of 0.11% in 1999, to a low of ..04% in 2001. In 2003 real estate loan losses were .09% of average real estate loans, primarily as a result of higher commercial real estate loan charge-offs. These losses depend, to a large degree, on the level of interest rates, economic conditions and collateral values, and thus, are very difficult to predict. Management expects 2004 net real estate loan losses to be near the 2003 level.

     Consumer. Regions' consumer loan portfolio consists of $4.0 billion in consumer loans and $1.9 billion in personal lines of credit (including home equity loans). Consumer loans are primarily borrowings of individuals for home improvements, automobiles and other personal and household purposes. Regions' consumer loan portfolio includes $10 million in indirect consumer loans at December 31, 2003, $30 million at December 31, 2002 and $943 million at December 31, 2001. Indirect consumer loans declined significantly in 2002 due to the reclassification of $1.1 billion of indirect auto loans to the loans held for sale category. Personal lines of credit increased $700 million in 2003 due primarily to a home equity loan promotion, which included a low introductory interest rate and reduced closing costs. During the past five years, the ratio of net consumer loan losses to average consumer loans ranged from a low of 0.29% in 2003 to a high of 1.09% in 1999. Consumer loan losses have declined over each of the last three years. The lower levels of net consumer loan losses were primarily due to improvements in the collection and recovery process, standardizing and improvement of underwriting procedures, reduced credit card charge-offs resulting from the sale of the credit card portfolio in 2000 and reduced indirect consumer loan charge-offs resulting from the reclassification and subsequent securitization and sale of the indirect consumer loan portfolio. Consumer loan losses are difficult to predict but historically have tended to increase during periods of economic weakness. Management expects net consumer loan losses in 2004 to be near the 2003 level.

     NON-ACCRUAL LOANS

     At December 31, 2003, non-accrual loans totaled $250.3 million, or 0.78% of loans, compared to $226.5 million, or 0.73% of loans, at December 31, 2002. The increase in non-accrual loans at December 31, 2003, was primarily due to higher levels of commercial and consumer loans being placed on non-accrual status, including a $21.9 million commercial credit. Partially offsetting these increases were declining levels of real estate loans on non-accrual status. Commercial loans comprised $137.1 million of the 2003 total, with real estate loans accounting for $103.2 million (including $71.8 million in single-family residential) and consumer loans $10.0 million. Regions' non-performing loan portfolio is composed primarily of a number of small to medium-sized loans that are diversified geographically throughout its franchise. The 25 largest non-accrual loans range from $1.2 million to $21.9 million, with only one non-accrual loan greater than $10 million. These loans are widely dispersed among a number of industries and are generally highly collateralized. Of the $250.3 million in non-accrual loans at December 31, 2003, approximately $71.8 million (29% of total non-accrual loans) are secured by single-family residences, which historically have had very low loss ratios.

     Loans contractually past due 90 days or more were 0.11% of total loans at December 31, 2003, compared to 0.12% of total loans at December 31, 2002. Since December 31, 2002, loan delinquencies in the consumer area have declined. Loans past due 90 days or more at December 31, 2003, consisted of $8.2 million in commercial and real estate loans and $27.0 million in consumer loans.

     Renegotiated loans totaled $886,000 at December 31, 2003, compared to $32.3 million or 0.10% of total loans at December 31, 2002. Renegotiated loans decreased significantly during the year due to the reclassification of a commercial credit to non-accrual status.

     Other real estate totaled $28.4 million at December 31, 2000, $40.9 million at December 31, 2001, $59.6 million at December 31, 2002, and $52.2 million at December 31, 2003. The decrease in other real estate in 2003 compared to the prior year resulted primarily from management initiatives to reduce other real estate levels. In 2003, sales of other real estate totaled $119.4 million. Regions' other real estate is composed primarily of a number of small to medium-size properties that are diversified geographically throughout its franchise. The 25 largest parcels of other real estate range in recorded value from $371,000 to $2.4 million, with only four parcels over $1 million. Other real estate is recorded at the lower of (1) the recorded investment in the loan or (2) fair value less the estimated cost to sell. Although Regions does not anticipate material loss upon disposition of other real estate, sustained periods of adverse economic conditions, substantial declines in real estate values in Regions' markets, actions by bank regulatory agencies, or other factors, could result in additional loss from other real estate.

     The amount of interest income recognized in 2003 on the $250.3 million of non-accruing loans outstanding at year-end was approximately $7.7 million. If these loans had been current in accordance with their original terms, approximately $22.9 million would have been recognized on these loans in 2003. Approximately $40,000 in interest income would have been recognized in 2003 under the original terms of the $886,000 in renegotiated loans outstanding at December 31, 2003. Approximately $42,000 in interest income was actually recognized in 2003 on these loans. A portion of the renegotiated loans were modified to interest only loans.

     FUNDING COMMITMENTS

     In the normal course of business, Regions makes commitments under various terms to lend funds to its customers. These commitments include (among others) revolving credit agreements, term loan agreements and short-term borrowing arrangements, which are usually for working capital needs. Letters of credit are also issued, which under certain conditions could result in loans. See Note 13 "Commitments and Contingencies" to the consolidated financial statements for additional information. The following table shows the amount and duration of Regions' funding commitments.

                                                                    FUNDING DUE BY PERIOD
                                                           ---------------------------------------
                                                                        LESS THAN 1   GREATER THAN
                                                             TOTAL         YEAR          1 YEAR
                                                           ----------   -----------   ------------
                                                                       (IN THOUSANDS)
Funding commitments:
  Home equity loan commitments...........................  $1,241,948   $       -0-    $1,241,948
  Other loan commitments.................................   6,573,677    1,351,199      5,222,478
  Standby letters of credit..............................   1,306,269      229,350      1,076,919
  Commercial letters of credit...........................      51,871       51,871             -0-

     The commercial, real estate and consumer loan portfolios are highly diversified in terms of industry concentrations. The following table shows the largest concentrations in terms of the customer's Standard Industrial Classification Code at December 31, 2003 and 2002:

                                                         2003                          2002
                                              ---------------------------   ---------------------------
                                                          % OF    % NON-                % OF    % NON-
STANDARD INDUSTRIAL CLASSIFICATION             AMOUNT     TOTAL   ACCRUAL    AMOUNT     TOTAL   ACCRUAL
----------------------------------            ---------   -----   -------   ---------   -----   -------
                                                            (DOLLAR AMOUNTS IN MILLIONS)
Individuals.................................  $15,072.0    46.5%    0.5%    $14,025.8    44.9%    0.7%
Services:
  Physicians................................      265.8     0.8     0.1         252.5     0.8     0.2
  Business services.........................      158.8     0.5     0.4         142.0     0.5     0.5
  Religious organizations...................      468.6     1.5     0.2         420.9     1.3     0.3
  Legal services............................      108.4     0.3     0.3         110.7     0.4     0.9
  All other services........................    3,431.8    10.6     0.7       3,547.2    11.3     0.8
                                              ---------   -----             ---------   -----
          Total services....................    4,433.4    13.7     0.6       4,473.3    14.3     0.8
Manufacturing:
  Electrical equipment......................       28.4     0.1     0.7          54.3     0.2     0.9
  Food and kindred products.................       83.4     0.3     0.0          99.7     0.3     0.6
  Rubber and plastic products...............       21.6     0.1     0.0          37.0     0.1     0.2
  Lumber and wood products..................      160.7     0.5     9.1         187.2     0.6     0.1
  Fabricated metal products.................      114.5     0.3     2.9         130.0     0.4     1.8
  All other manufacturing...................      602.3     1.8     6.0         636.5     2.1     1.6
                                              ---------   -----             ---------   -----
          Total manufacturing...............    1,010.9     3.1     5.3       1,144.7     3.7     1.2
Wholesale trade.............................      688.4     2.1     1.7         757.7     2.4     1.1
Finance, insurance and real estate:
  Real estate...............................    5,021.4    15.5     0.6       4,441.5    14.2     0.4
  Banks and credit agencies.................      428.0     1.3     0.7         685.9     2.2     0.8
  All other finance, insurance and real
     estate.................................      571.8     1.8     1.1         624.8     2.0     1.1
                                              ---------   -----             ---------   -----
          Total finance, insurance and real
            estate..........................    6,021.2    18.6     0.6       5,752.2    18.4     0.5
Construction:
  Residential building construction.........    1,343.4     4.1     0.3       1,270.7     4.1     0.6
  General contractors and builders..........      312.9     1.0     1.1         360.1     1.2     1.1
  All other construction....................      492.8     1.5     1.9         423.7     1.3     2.7
                                              ---------   -----             ---------   -----
          Total construction................    2,149.1     6.6     0.8       2,054.5     6.6     1.1
Retail trade:
  Automobile dealers........................      412.9     1.3     0.2         450.0     1.4     0.1
  All other retail trade....................      944.1     2.9     0.9         921.7     3.0     1.2
                                              ---------   -----             ---------   -----
          Total retail trade................    1,357.0     4.2     0.7       1,371.7     4.4     0.8
Agriculture, forestry and fishing...........      614.7     1.9     1.2         577.2     1.8     1.9
Transportation, communication, electrical,
  gas and sanitary..........................      637.6     2.0     1.2         665.9     2.1     0.6
Mining (including oil and gas extraction)...      145.7     0.5     0.0          86.0     0.3     0.4
Public administration.......................       76.6     0.2     0.2          83.1     0.3     0.0
Other.......................................      208.2     0.6     0.2         238.2     0.8     0.1
                                              ---------   -----             ---------   -----
          Total.............................  $32,414.8   100.0%    0.8%    $31,230.3   100.0%    0.7%
                                              =========   =====             =========   =====

INTEREST-BEARING DEPOSITS IN OTHER BANKS

     Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. This category of earning assets decreased from $303.6 million at December 31, 2002, to $96.5 million at December 31, 2003, as maturities were not reinvested in this earning asset category.

SECURITIES

     The following table shows the carrying values of securities as follows:

                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Securities held to maturity:
  U.S. Treasury and Federal agency securities............  $   30,189   $   30,571   $   30,541
  Obligations of states and political subdivisions.......         754        2,335        3,131
  Other securities.......................................          -0-           3          378
                                                           ----------   ----------   ----------
          Total..........................................  $   30,943   $   32,909   $   34,050
                                                           ==========   ==========   ==========
Securities available for sale:
  U.S. Treasury and Federal agency securities............  $2,568,163   $1,957,593   $  741,458
  Obligations of states and political subdivisions.......     451,594      543,798      711,547
  Mortgage-backed securities.............................   5,703,057    6,147,946    6,065,222
  Other securities.......................................     101,825       42,315        9,205
  Equity securities......................................     232,222      270,039      285,677
                                                           ----------   ----------   ----------
          Total..........................................  $9,056,861   $8,961,691   $7,813,109
                                                           ==========   ==========   ==========

     In 2003, total securities increased $93 million, or 1%. U.S. Treasury and Federal agency securities increased $610 million due to purchases of agency securities to better balance Regions' interest rate sensitivity and to offset possible declines in the fair value of Regions' mortgage servicing asset, as security values respond inversely to a change in interest rates. Mortgage-backed securities decreased $445 million due to sales, prepayments and other maturities in 2003. Obligations of states and political subdivisions decreased $94 million or 17% in 2003 due to calls, sales and maturities. Other securities increased in 2003 due to interest-only residual securities and other securities retained in auto loan securitizations (see Note 6 "Asset Securitizations" to the consolidated financial statements).

     In 2002, total securities increased $1.1 billion, or 15%. U.S. Treasury and Federal agency securities increased $1.2 billion due to purchases of agency securities. Agency securities were purchased throughout 2002 to offset possible declines in the fair value of Regions' mortgage servicing asset, as security values respond inversely to a change in interest rates. Mortgage-backed securities increased $83 million due to purchases in 2002. Obligations of states and political subdivisions decreased $169 million or 24% in 2002 due to calls, sales and maturities. Other securities increased in 2002 due to an interest-only security retained in the auto loan securitization (see Note 6 "Asset Securitizations" to the consolidated financial statements).

     Regions' investment portfolio policy stresses quality and liquidity. At December 31, 2003, the average contractual maturity of U.S. Treasury and Federal agency securities was 4.2 years and that of obligations of states and political subdivisions was 7.0 years. The average contractual maturity of mortgage-backed securities was 16.3 years and their expected maturity was 2.8 years. Other securities had an average contractual maturity of 2.9 years. Overall, the average maturity of the portfolio was 12.2 years using contractual maturities and 3.3 years using expected maturities. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     The estimated fair market value of Regions' securities held to maturity portfolio at December 31, 2003, was $339,000 above the amount carried on Regions' books. Regions' securities held to maturity at December 31, 2003, included unrealized gains of $339,000 and no unrealized losses. Regions' securities available for sale portfolio at December 31, 2003, included net unrealized gains of $105.6 million. Regions' securities held to maturity and securities available for sale portfolios included gross unrealized gains of

$140.0 million and gross unrealized losses of $34.5 million at December 31, 2003. Market values of these portfolios vary significantly as interest rates change. Management expects normal maturities from the securities portfolios to meet liquidity needs. Of Regions' tax-free securities rated by Moody's Investors Service, Inc., 99% are rated "A" or better. The portfolio is carefully monitored to assure no unreasonable concentration of securities in the obligations of a single debtor, and current credit reviews are conducted on each security holding.

     The following table shows the maturities of securities (excluding equity securities) at December 31, 2003, the weighted average yields and the taxable equivalent adjustment used in calculating the yields:

                                                         SECURITIES MATURING
                                  -----------------------------------------------------------------
                                                AFTER ONE     AFTER FIVE
                                   WITHIN      BUT WITHIN     BUT WITHIN     AFTER
                                  ONE YEAR     FIVE YEARS     TEN YEARS    TEN YEARS       TOTAL
                                  ---------   -------------   ----------   ----------   -----------
                                                    (DOLLAR AMOUNTS IN THOUSANDS)
Securities held to maturity:
  U.S. Treasury and Federal
     agency securities..........  $   3,707    $   18,816     $    5,868   $    1,798   $    30,189
  Obligations of states and
     political subdivisions.....        754            -0-            -0-          -0-          754
                                  ---------    ----------     ----------   ----------   -----------
          Total.................  $   4,461    $   18,816     $    5,868   $    1,798   $    30,943
                                  =========    ==========     ==========   ==========   ===========
  Weighted average yield........       4.70%         4.76%          4.98%        5.14%         4.82%

Securities available for sale:
  U.S. Treasury and Federal
     agency securities..........  $ 463,172    $1,261,850     $  842,619   $      522   $ 2,568,163
  Obligations of states and
     political subdivisions.....     29,016        93,365        254,023       75,190       451,594
  Mortgage-backed securities....        140        16,210        781,964    4,904,743     5,703,057
  Other securities..............     12,502        88,323             -0-       1,000       101,825
                                  ---------    ----------     ----------   ----------   -----------
          Total.................  $ 504,830    $1,459,748     $1,878,606   $4,981,455   $ 8,824,639
                                  =========    ==========     ==========   ==========   ===========
  Weighted average yield........       3.82%         3.52%          4.64%        4.18%         4.16%
Taxable equivalent adjustment
  for calculation of yield......  $     901    $    2,826     $    7,688   $    2,275   $    13,690

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

TRADING ACCOUNT ASSETS

     Trading account assets increased $30.1 million to $816.1 million at December 31, 2003. Trading account assets are held for the purpose of selling at a profit and are carried at market value.

     The following table shows the carrying value of trading account assets by type of security.

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Trading account assets:
  U.S. Treasury and Federal agency securities...............    $563,761       $540,825
  Obligations of states and political subdivisions..........     169,103        146,007
  Other securities..........................................      83,210         99,160
                                                                --------       --------
     Total..................................................    $816,074       $785,992
                                                                ========       ========

LOANS HELD FOR SALE

     Loans held for sale include both single-family real estate mortgage loans and indirect consumer auto loans. These loans totaled $1.2 billion ($1.0 billion of mortgage loans and $220 million of indirect consumer auto loans) at December 31, 2003, a decrease of $256 million compared to December 31, 2002. In 2002, Regions reclassified $1.1 billion of indirect auto loans to the loans held for sale category and began to securitize and sell these loans from time to time. Indirect consumer auto loans are held in the loans held for sale category from origination until they are securitized and sold. Regions completed two securitizations and sales in 2003 totaling $1.2 billion. The securitization and sale of the indirect consumer auto loans gives Regions additional flexibility for funding purposes and results in a lower risk-weighted capital allocation for these assets.

MARGIN RECEIVABLES

     Margin receivables totaled $503.6 million at December 31, 2003, and $432.3 million at December 31, 2002. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer.

LIQUIDITY

  GENERAL

     Liquidity is an important factor in the financial condition of Regions and affects Regions' ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and securities, are funded by customer deposits, purchased funds, borrowed funds and stockholders' equity.

     The securities portfolio is one of Regions' primary sources of liquidity. Maturities of securities provide a constant flow of funds available for cash needs (see previous table on Securities Maturing). Maturities in the loan portfolio also provide a steady flow of funds (see previous table on Loans Maturing). At December 31, 2003, commercial loans, real estate construction loans and commercial mortgage loans with an aggregate balance of $7.8 billion, as well as securities of $509 million, were due to mature in one year or less. Additional funds are provided from payments on consumer loans and one- to four-family residential mortgage loans. Historically, Regions' high levels of earnings have also contributed to cash flow. In addition, liquidity needs can be met by the purchase of funds in state and national money markets. Regions' liquidity also continues to be enhanced by a relatively stable deposit base.

     The loan to deposit ratio at December 31, 2003, was 98.33%, representing an increase compared to 94.11% at December 31, 2002, and 97.90% at December 31, 2001. This is the result of loan growth exceeding deposit growth in 2003.

     As shown in the Consolidated Statement of Cash Flows, operating activities provided significant levels of funds in 2003, 2002 and 2001, due primarily to high levels of net income. Investing activities, primarily in loans and securities, were a net user of funds in 2003 and 2002 but were a net provider of funds in 2001 as loan and security balances declined. Loan and security balances declined in 2001 due to management's decision to reduce capital allocated to lower margin products. Significant prepayments of mortgage loans and securities were not reinvested, positively affecting cash flow in 2001. Loan growth in 2003 and 2002 required a significant amount of funds for investing activities. Funds needed for investing activities were provided primarily by deposits, purchased funds and borrowings.

     Financing activities were a net user of funds in 2001, as deposit balances declined and Regions (excluding borrowings added in connection with acquisitions) was less dependent on borrowed funds as a funding source. In 2002, financing activities were a significant provider of funds as a result of strong deposit growth and proceeds from long-term borrowings. In 2003, financing activities were a net user of funds as a result of declining deposit balances and increased payments on borrowed funds. Cash dividends and the open-market purchase of Regions' common stock also required funds in 2003, 2002 and 2001.

     Regions' financing arrangement with the Federal Home Loan Bank of Atlanta adds additional flexibility in managing its liquidity position. The maximum amount that could be borrowed from the Federal Home Loan Bank under the current borrowing agreement is approximately $9.0 billion. Additional investment in Federal Home Loan Bank stock is required with each advance. As of December 31, 2003, Regions' borrowings from the Federal Home Loan Bank totaled $4.0 billion.

     Regions filed a $1.5 billion universal shelf registration statement in November 2001 and a $1.0 billion universal shelf registration statement in January 2001. Under these registration statements, Regions issued $600 million of subordinated notes in May 2002, $500 million of subordinated notes in February 2001 and $288 million of trust preferred securities in February 2001. Consequently, $1.1 billion of various debt securities could be registered and subsequently issued, at market rates, under these registration statements (see
Note 10 "Borrowed Funds" to the consolidated financial statements).

     In addition, Regions Bank has the requisite agreements in place to issue and sell up to $5 billion of its bank notes to institutional investors through placement agents. During 2003, Regions Bank issued $400 million of bank notes under this program, which remain outstanding at December 31, 2003.

     In 2002 and 2003, Regions utilized an additional funding source through the securitization of indirect consumer auto loans. Regions securitized $800 million of indirect consumer auto loans in 2002 and $1.2 billion in 2003, respectively. Securitizations provide additional flexibility to Regions in managing liquidity.

RATINGS

     The table below reflects the most recent debt ratings of Regions Financial Corporation and Regions Bank by Standard & Poor's Corporation, Moody's Investors Service and Fitch IBCA:

                                                              S&P    MOODY'S   FITCH
                                                              ----   -------   -----
Regions Financial Corporation:
  Subordinated notes........................................  A-     A2        A
  Trust preferred securities................................  BBB+   A2        A
Regions Bank:
  Short-term certificates of deposit........................  A-1    P-1       F1+
  Short-term debt...........................................  A-1    P-1       F1+
  Long-term certificates of deposit.........................  A+     Aa3       AA-
  Long-term debt............................................  A+     Aa3       A+

     A security rating is not a recommendation to buy, sell or hold securities, and the ratings above are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

     The trust that issued the trust preferred securities was deconsolidated on December 31, 2003, in connection with the implementation of Financial Accounting Standards Board Interpretation No. 46 (FIN 46). Upon deconsolidation, the junior subordinated notes that are owned by the trust were included in consolidated long-term borrowings. Payments made by the Company on the junior subordinated notes fully fund the payments made by the trust on the rated trust preferred securities. See Note 19 "Variable Interest Entities" for additional discussion on the deconsolidation of the trust.

DEPOSITS

     Deposits are Regions' primary source of funds, providing funding for 73% of average earning assets in 2003, 74% in 2002 and 75% in 2001. During the last five years, average total deposits increased at a compound annual rate of 3%.

     Average deposits increased $755 million, or 2%, in 2003 and $318 million, or 1%, in 2002. In 2001, average deposits decreased $805 million, or 3%. Acquisitions contributed average deposit growth of $14 million in 2003, $176 million in 2002 and $43 million in 2001.

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

     Average non-interest bearing deposits have increased at a compound growth rate of 6% since 2000. This category of deposits grew 9% in 2003, 6% in 2002 and 2% in 2001. Non-interest-bearing deposits continue to be a significant funding source for Regions, accounting for 17% of average total deposits in 2003, 16% in 2002 and 15% in 2001.

     Savings accounts have increased at a 2% compound growth rate since 2000. Savings accounts declined slightly in 2003 and 5% in 2001, as rates paid on these accounts were less attractive than other investment alternatives. In 2002, as investors migrated to traditional, more liquid investments, savings accounts increased 13%. Management expects savings accounts to continue to be a stable-funding source, but does not expect any significant growth given the current interest rate environment. In 2003, savings accounts accounted for approximately 4% of average total deposits, compared to approximately 5% of average total deposits in 2002.

     Interest-bearing transaction accounts have increased at a 77% compound growth rate since 2000. Interest-bearing transaction accounts increased 134% in 2003, 72% in 2002 and 37% in 2001 as investors migrated toward more liquid assets given recent market conditions. Interest-bearing transaction accounts accounted for 7% of average total deposits in 2003 and 3% in 2002.

     Money market savings accounts have increased at a compound annual rate of 7% since 2000. In 2003, as Regions less aggressively priced money market savings products, average balances declined 2%. Money market savings increased 13% in 2002 and 11% in 2001. Money market savings products are one of Regions' most significant funding sources, accounting for 33% of average total deposits in 2003, 34% of average total deposits in 2002 and 31% of average total deposits in 2001.

     Certificates of deposit of $100,000 or more increased 2% in 2003 as maturities of high costs certificates of deposits, experienced in prior years, declined. Certificates of deposit of $100,000 or more declined 22% in 2002 and 9% in 2001 as these products were priced less aggressively. Certificates of deposit of $100,000 or more accounted for 10% of average total deposits in 2003 and 2002.

     Other interest-bearing deposits (certificates of deposit of less than $100,000 and time open accounts) declined 8% in 2003 and 2002 and 12% in 2001 as rates on these accounts were less attractive to investors and Regions' reduced utilization of certain wholesale deposits as a funding source. Despite recent trends, this category of deposits continues to be one of Regions' primary funding sources; it accounted for 29% of average total deposits in 2003 and 32% of average total deposits in 2002.

     During recent years, management has increased lower-cost deposit products as a source of funding, while reducing the company's reliance on higher-cost deposit products such as certificates of deposit and wholesale deposit products. This effort has been accomplished through pricing and other initiatives which have increased lower-cost deposit products and reduced higher-cost, single product certificates of deposit as a percentage of Regions' deposit funding sources. Lower-cost deposits, which include non-interest bearing demand deposits, interest-bearing transaction accounts, savings accounts and money market savings accounts, totaled 61% of average deposits in 2003, compared to 58% in 2002 and 52% in 2001.

     The sensitivity of Regions' deposit rates to changes in market interest rates is reflected in Regions' average interest rate paid on interest-bearing deposits. Since 2000, market interest rates declined dramatically. The Federal Reserve reduced rates 475 basis points (11 times) in 2001, 50 basis points in 2002 and 25 basis points in 2003. While Regions' average interest rate paid on interest-bearing deposits follows these trends, a lag period exists between the change in market rates and the repricing of the deposits. The rate paid on interest-bearing deposits decreased from 4.30% in 2001 and 2.47% in 2002 to 1.61% in 2003.

     A detail of interest-bearing deposit balances at December 31, 2003 and 2002, and the interest expense on these deposits for the three years ended December 31, 2003, is presented in Note 9 "Deposits" to the consolidated financial statements. The following table presents the average rates paid on deposits by category for the three years ended December 31, 2003:

                                                               AVERAGE RATES PAID
                                                              --------------------
                                                              2003    2002    2001
                                                              ----    ----    ----
Interest-bearing transaction accounts.......................  0.95%   1.13%   1.95%
Savings accounts............................................  0.27    0.60    1.12
Money market savings accounts...............................  0.70    1.30    2.89
Certificates of deposit of $100,000 or more.................  2.54    3.86    5.81
Other interest-bearing deposits.............................  2.71    3.70    5.46
          Total interest-bearing deposits...................  1.61%   2.47%   4.30%

     The following table presents the details of interest-bearing deposits and maturities of the larger time deposits at December 31, 2003 and 2002:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing deposits of less than $100,000.............  $23,411,864   $23,998,367

Time deposits of $100,000 or more, maturing in:
  3 months or less..........................................    1,213,135       791,331
  Over 3 through 6 months...................................      809,022       799,305
  Over 6 through 12 months..................................      714,722       744,420
  Over 12 months............................................      866,045     1,445,089
                                                              -----------   -----------
                                                                3,602,924     3,780,145
                                                              -----------   -----------
          Total.............................................  $27,014,788   $27,778,512
                                                              ===========   ===========

     The following table presents the average amounts of deposits outstanding by category for the three years ended December 31, 2003:

                                                              AVERAGE AMOUNTS OUTSTANDING
                                                        ---------------------------------------
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
Non-interest-bearing demand deposits..................  $ 5,380,521   $ 4,933,496   $ 4,634,198
Interest-bearing transaction accounts.................    2,234,794       956,132       556,724
Savings accounts......................................    1,425,306     1,429,837     1,261,294
Money market savings accounts.........................   10,641,217    10,845,376     9,590,007
Certificates of deposit of $100,000 or more...........    3,232,152     3,165,020     4,062,631
Other interest-bearing deposits.......................    9,194,462    10,023,609    10,930,391
                                                        -----------   -----------   -----------
          Total interest-bearing deposits.............   26,727,931    26,419,974    26,401,047
                                                        -----------   -----------   -----------
          Total deposits..............................  $32,108,452   $31,353,470   $31,035,245
                                                        ===========   ===========   ===========

BORROWED FUNDS

     Regions' short-term borrowings consist of federal funds purchased and security repurchase agreements, commercial paper, Federal Home Loan Bank structured notes, due to brokerage customers, and other short-term borrowings.

     Federal funds purchased and security repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and security repurchase agreements totaled $3.0 billion at December 31, 2003 and $2.2 billion at December 31, 2002. Balances in these accounts can fluctuate significantly on a day-to-day basis. The average daily balance of federal funds purchased and security repurchase agreements, net of federal funds sold and security reverse repurchase agreements, increased $1.3 billion in 2003 but decreased $146 million in 2002. The 2003 increase resulted from increased reliance on purchased funds to support earning asset growth. The declines in 2002 resulted from paydowns of purchased fund positions funded by sales and maturities of available for sale securities and the $800 million securitization of the indirect consumer auto loans, combined with increased utilization of alternative longer term funding.

     Throughout 2003 and 2002, Federal Home Loan Bank structured notes were used as a short-term funding source, primarily due to their favorable interest rates. These structured notes have original stated maturities in excess of one year, but are callable, at the option of the Federal Home Loan Bank, at various times less than one year. Because of the call feature, the structured notes are considered short-term. The amount of structured notes outstanding was $350 million as of December 31, 2003 and $850 million as of December 31, 2002. During 2003, Regions prepaid $350 million of these advances in addition to maturities of $150 million. Regions incurred a $11.5 million charge related to the prepayment that is recorded in other non-interest expense (see Note 16 "Other Income and Expense" to the consolidated financial statements).

     Morgan Keegan maintains certain lines of credit with unaffiliated banks. As of December 31, 2003, $91.2 million was outstanding under these agreements with an average interest rate of 1.4%, compared to $56.0 million outstanding at December 31, 2002, with an average interest rate of 1.7%.

     As of December 31, 2003, $5.5 million in commercial paper was outstanding, compared to $17.3 million at December 31, 2002. Regions issues commercial paper through its private placement commercial paper program. Regions policy limits total commercial paper outstanding, at any time, to $75 million. The level of commercial paper outstanding depends on the funding requirements of Regions and the cost of commercial paper compared to alternative borrowing sources.

     Regions maintains a due to brokerage customer position through Morgan Keegan. This represents liquid funds in customers' brokerage accounts. The due to brokerage customers totaled $544.8 million at December 31, 2003, with an interest rate of 0.4%, as compared to $651.1 million at December 31, 2002, with an interest rate of 1.4%.

     Regions holds cash as collateral for certain derivative transactions with customers and other third parties. Upon the expiration of these agreements, cash held as collateral will be remitted to the counter-party. As of December 31, 2003, these balances totaled $68.3 million with an interest rate of 0.9%, as compared to $111.3 million at December 31, 2002 with an interest rate of 1.3%.

     Other short-term borrowings increased $138.9 million from December 31, 2002, to December 31, 2003, due to an increase in the short-sale liability, which is frequently used by Morgan Keegan to offset other market risks, which are undertaken in the normal course of business.

     Regions' long-term borrowings consist primarily of subordinated notes, Federal Home Loan Bank borrowings, senior bank notes and other long-term notes payable.

     As of December 31, 2003, Regions had subordinated notes of $1.2 billion, consisting of $100 million in total principal amount of 7.75% subordinated notes due 2024 (redeemable at the option of the holders in 2004), $500 million in total principal amount of 7.00% subordinated notes due 2011 and $600 million in total principal amount of 6 3/8% subordinated notes due 2012.

     During 2003 and 2002, Regions utilized Federal Home Loan Bank structured notes with original call periods in excess of one year. These structured notes have various stated maturities but are callable, at the option of the Federal Home Loan Bank, between one and two years. As of December 31, 2003 and 2002, $2.8 billion and $3.6 billion of long-term Federal Home Loan Bank advances were outstanding, respectively. In 2003, Regions prepaid $300 million of these advances and as a result incurred a $9.1 million charge that is recorded in other non-interest expense (see Note 16 "Other Income and Expense" to the consolidated financial statements).

     Federal Home Loan Bank long-term advances totaled $807 million, an increase of $709 million compared to 2002. Regions utilized this source of funding due to favorable interest rates and terms during 2003. Membership in the Federal Home Loan Bank system provides access to an additional source of lower-cost funds.

     Regions issued $288 million of trust preferred securities in February 2001. These securities, which qualify as Tier 1 capital, have an interest rate of 8.00% and a 30-year term, but are callable after five years. In addition, Regions assumed $4 million of trust preferred securities in connection with a 2001 acquisition. Effective December 31, 2003, these trust preferred securities were deconsolidated in accordance with FIN 46 (see Note 19 "Variable Interest Entities" and Note 25 "Recent Accounting Pronouncements" to the consolidated financial statements).

     As a result of the deconsolidation of trust preferred securities, effective December 31, 2003, Regions began reporting $301 million of junior subordinated notes. These junior subordinated notes are issued by Regions to a subsidiary business trust, which issued the trust preferred securities discussed previously (see Note 19 "Variable Interest Entities" and Note 25 "Recent Accounting Pronouncements" to the consolidated financial statements).

     Other long-term borrowings consist of redeemable trust preferred securities, notes issued to former stockholders of acquired banks, notes for equipment financing, mark-to-market adjustments related to hedged debt items, and miscellaneous notes payable.

     The following table shows the amount and maturity of Regions long term borrowed funds as of December 31, 2003.

                                                     PAYMENTS DUE BY PERIOD
                       ----------------------------------------------------------------------------------
                                                                                               2009 &
                         TOTAL        2004        2005         2006       2007     2008        BEYOND
                       ----------   --------   ----------   ----------   ------   -------   -------------
                                                         (IN THOUSANDS)
Obligations:
  Subordinated
     notes...........  $1,200,000   $100,000   $       -0-  $       -0-  $   -0-  $    -0-   $1,100,000
  Junior subordinated
     notes...........     300,731         -0-          -0-          -0-      -0-       -0-      300,731
  Federal Home Loan
     Bank
     borrowings......   3,641,627    150,038    1,800,062      602,693    2,207    18,220     1,068,407
  Senior bank
     notes...........     400,000         -0-          -0-     400,000       -0-       -0-           -0-
  Other long term
     obligations.....     169,394    111,070        1,241        1,281    1,325     1,506        52,971
                       ----------   --------   ----------   ----------   ------   -------    ----------
          Total......  $5,711,752   $361,108   $1,801,303   $1,003,974   $3,532   $19,726    $2,522,109
                       ==========   ========   ==========   ==========   ======   =======    ==========

STOCKHOLDERS' EQUITY

     Over the past three years, stockholders' equity has increased at a compound annual growth rate of 9%. Stockholders' equity has grown from $3.5 billion at the beginning of 2001 to $4.5 billion at year-end 2003. Internally generated retained earnings contributed $996 million of this growth and $95 million was attributable to the exercise of stock options and to the issuance of stock for employee incentive plans. In addition, treasury share repurchases, net of equity issued in connection with acquisitions, used $160 million of equity while other components of equity added $63 million. The internal capital generation rate (net income less dividends as a percentage of average stockholders' equity) was 8.7% in 2003, compared to 8.9% in 2002 and 6.9% in 2001.

     Regions has authorization to repurchase up to 12.6 million shares of common stock. During 2003, Regions repurchased 1.4 million shares in connection with its common stock repurchase program at a total cost of $49.9 million. At December 31, 2003, 11.2 million shares were available for repurchase under the current authorization. Subsequent to year end through March 11, 2004, Regions repurchased an additional 4.2 million shares of its common stock at a total cost of $156.9 million. Included in the shares repurchased subsequent to 2003 are 4.0 million shares that were repurchased through an accelerated stock repurchase agreement entered into on March 9, 2004.

     Regions' ratio of stockholders' equity to total assets was 9.16% at December 31, 2003, compared to 8.72% at December 31, 2002, and 8.89% at December 31, 2001.

     Regions and Regions Bank are required to comply with capital adequacy standards established by banking regulatory agencies. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure and interest rate risk, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Banking organizations that are considered to have excessive interest rate risk exposure are required to hold additional capital.

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

     The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at December 31, 2003, substantially exceeded all regulatory requirements.

BANK REGULATORY CAPITAL REQUIREMENTS

                                                            MINIMUM     WELL CAPITALIZED    REGIONS AT
                                                          REGULATORY       REGULATORY      DECEMBER 31,
                                                          REQUIREMENT     REQUIREMENT          2003
                                                          -----------   ----------------   ------------
Tier 1 capital to risk-adjusted assets..................     4.00%            6.00%            9.72%
Total risk-based capital to risk-adjusted assets........     8.00            10.00            14.46
Tier 1 leverage ratio...................................     3.00             5.00             7.49

     At December 31, 2003, Tier 1 capital totaled $3.6 billion, total risk-based capital totaled $5.3 billion, and risk-adjusted assets totaled $36.9 billion.

     Total capital at Regions Bank also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized can be subject to higher rates for FDIC insurance. As of December 31, 2003, Regions Bank had the requisite capital levels to qualify as well capitalized.

     Regions attempts to balance the return to stockholders through the payment of dividends, with the need to maintain strong capital levels for future growth opportunities. In 2003, Regions returned 43% of earnings to its stockholders in the form of dividends. Total dividends declared by Regions in 2003 were $275.5 million or $1.24 per share, an increase of 6.9% from the $1.16 per share in 2002.

     In January 2004, the Board of Directors declared a 3.1% increase in the quarterly cash dividend from $.32 to $.33 per share. This is the 33rd consecutive year that Regions has increased quarterly cash dividends.

     In addition, a special dividend of $.0816 per share was also declared by the Board of Directors in January 2004. This dividend was declared in connection with the proposed merger of Regions with Union Planters Corporation (see Note 26 "Subsequent Event" to the consolidated financial statements). The increased cash dividends in 2004 are expected to be funded by cash from operations.

CONSOLIDATED AVERAGE BALANCES

     The following table shows the percentage distribution of Regions' consolidated average balances of assets, liabilities and stockholders' equity as of the dates shown:

                                                                      AS OF DECEMBER 31,
                                                             -------------------------------------
                                                             2003    2002    2001    2000    1999
                                                             -----   -----   -----   -----   -----
                                              ASSETS
Earning assets:
  Taxable securities.......................................   18.0%   17.2%   16.5%   20.1%   20.8%
  Non-taxable securities...................................    1.0     1.3     1.8     1.9     1.9
  Federal funds sold.......................................    1.3     1.2     1.2     0.2     0.2
  Loans (net of unearned income):
     Commercial............................................   21.9    22.4    21.5    20.5    19.3
     Real estate...........................................   31.7    31.6    34.9    36.4    33.2
     Installment...........................................   11.2    12.9    12.9    13.3    14.4
                                                             -----   -----   -----   -----   -----
          Total loans......................................   64.8    66.9    69.3    70.2    66.9
     Allowance for loan losses.............................   (0.9)   (0.9)   (0.9)   (0.8)   (0.8)
                                                             -----   -----   -----   -----   -----
          Net loans........................................   63.9    66.0    68.4    69.4    66.1
  Other earning assets.....................................    6.1     4.7     3.8     1.0     3.0
                                                             -----   -----   -----   -----   -----
          Total earnings assets............................   90.3    90.4    91.7    92.6    92.0
Cash and due from banks....................................    2.0     2.1     2.1     2.6     3.1
Other non-earning assets...................................    7.7     7.5     6.2     4.8     4.9
                                                             -----   -----   -----   -----   -----
          Total assets.....................................  100.0%  100.0%  100.0%  100.0%  100.0%
                                                             =====   =====   =====   =====   =====

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing.....................................   11.1%   10.7%   10.4%   10.6%   11.4%
  Interest bearing.........................................   55.1    57.3    59.1    63.6    61.8
                                                             -----   -----   -----   -----   -----
          Total deposits...................................   66.2    68.0    69.5    74.2    73.2
Borrowed funds:
  Short-term...............................................   11.0     9.6     9.3    10.3    16.4
  Long-term................................................   11.3    11.2    10.7     7.2     1.7
                                                             -----   -----   -----   -----   -----
          Total borrowed funds.............................   22.3    20.8    20.0    17.5    18.1
Other liabilities..........................................    2.6     2.4     2.1     0.8     1.0
                                                             -----   -----   -----   -----   -----
          Total liabilities................................   91.1    91.2    91.6    92.5    92.3
Stockholders' equity.......................................    8.9     8.8     8.4     7.5     7.7
                                                             -----   -----   -----   -----   -----
          Total liabilities and stockholders' equity.......  100.0%  100.0%  100.0%  100.0%  100.0%
                                                             =====   =====   =====   =====   =====

     Please refer to Item 6 of this annual report on Form 10-K for a complete presentation of average balances, related interest, yields and rates paid.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     OFF-BALANCE SHEET ARRANGEMENTS

     In the normal course of business, Regions enters into certain relationships characterized as off-balance sheet arrangements. At December 31, 2003, these relationships included obligations under standby letters of credit, variable interests in unconsolidated variable interest entities, and interest-only strips in qualifying special purpose entities. At December 31, 2003, the fair value of Regions' obligation under loan standby letters of credit was $19.6 million with a maximum potential obligation of $1.3 billion (see Note 13 "Commitments and Contingencies" to the consolidated financial statements). At December 31, 2003, Regions investment in unconsolidated variable interest entities was $269.7 million with a maximum exposure to loss of $302.3 million (see Note 19 "Variable Interest Entities" to the consolidated financial statements). Regions owns the subordinate certificates in three qualifying special purpose entities which hold indirect consumer auto loans. These subordinate certificates, or interest-only strips, were retained upon the securitization of the auto loans by Regions. Regions investment in the interest-only strips and maximum exposure to loss was $57.9 million at December 31, 2003 (see Note 6 "Asset Securitizations" to the consolidated financial statements).

   CONTRACTUAL OBLIGATIONS

     The following table summarizes Regions' contractual cash obligations at December 31, 2003:

                                                              PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------------------
                                                        LESS THAN                            MORE THAN
                                             TOTAL       1 YEAR     2-3 YEARS    4-5 YEARS    5 YEARS
                                           ----------   ---------   ----------   ---------   ----------
                                                                  (IN THOUSANDS)
Long-term borrowings.....................  $5,711,752   $361,108    $2,805,277    $23,258    $2,522,109
Lease payments...........................     201,576     35,556        70,041     37,438        58,541
Purchase obligations.....................     108,863     73,936        29,110      5,817            -0-
Other....................................     314,905         -0-           -0-        -0-      314,905
                                           ----------   --------    ----------    -------    ----------
          Total..........................  $6,337,096   $470,600    $2,904,428    $66,513    $2,895,555
                                           ==========   ========    ==========    =======    ==========

     A discussion regarding liquidity related to long-term borrowings is included in the "Liquidity" section presented earlier. Regions intends to fund the other contractual obligations presented in the table above primarily through cash generated from normal operations.

OPERATING RESULTS

GENERAL

     Net income increased 5% in 2003, 22% in 2002, but decreased 4% in 2001. Adjusting for the adoption of Statement of Financial Accounting Standards No. 142 (Statement 142) "Goodwill and Other Intangible Assets" (see Note 25 "Recent Accounting Pronouncements" to the consolidated financial statements), 2002 net income increased 12% over 2001. The accompanying table presents the dollar amount and percentage change in the important components of income that occurred in 2002 and 2003.

SUMMARY OF CHANGES IN OPERATING RESULTS

                                                                  INCREASE (DECREASE)
                                                           ----------------------------------
                                                            2003 COMPARED      2002 COMPARED
                                                               TO 2002            TO 2001
                                                           ---------------    ---------------
                                                            AMOUNT      %      AMOUNT      %
                                                           --------    ---    --------    ---
                                                             (DOLLAR AMOUNTS IN THOUSANDS)
Net interest income......................................  $(22,990)    (2)%  $ 72,095      5%
  Provision for loan losses..............................    (6,000)    (5)    (37,902)   (23)
                                                           --------           --------
Net interest income after provision for loan losses......   (16,990)    (1)    109,997      9
Non-interest income:
  Brokerage and investment income........................    53,044     11     140,711     39
  Trust department income................................     7,724     12       5,516     10
  Service charges on deposit accounts....................    10,806      4      10,544      4
  Mortgage servicing and origination fees................     6,914      7       7,577      8
  Securities transactions................................   (25,996)   (50)     19,548     61
  Other..................................................    87,387     33      70,201     36
                                                           --------           --------
          Total non-interest income......................   139,879     11     254,097     25
Non-interest expense:
  Salaries and employee benefits.........................    95,515      9     146,881     17
  Net occupancy expense..................................     7,923      8      11,023     13
  Furniture and equipment expense........................    (9,471)   (10)      3,091      4
  Other..................................................   (13,410)    (2)     51,810     11
                                                           --------           --------
          Total non-interest expense.....................    80,557      5     212,805     14
          Income before income taxes.....................    42,332      5     151,289     21
Applicable income taxes..................................    10,393      4      40,321     19
                                                           --------           --------
          Net income.....................................  $ 31,939      5%   $110,968     22%
                                                           ========           ========
          Net income adjusted for Statement 142..........  $ 31,939      5%   $ 64,217     12%
                                                           ========           ========

NET INTEREST INCOME

     Net interest income (interest income less interest expense) is Regions' principal source of income. Net interest income decreased 2% in 2003 but increased 5% in 2002. On a taxable equivalent basis, net interest income decreased 2% in 2003 but increased 4% in 2002. The table "Analysis of Changes in Net Interest Income" on the following page provides additional information to analyze the changes in net interest income.

     Lower spreads, partially offset by modest growth in interest-earning assets, resulted in lower net interest income in 2003. The increase in net interest income for 2002 was due to higher spreads, combined with modest growth in interest-earning assets.

     Regions measures its ability to produce net interest income with a ratio called the interest margin. The interest margin is net interest income (on a taxable equivalent basis) as a percentage of average earning assets. The interest margin increased from 3.66% in 2001 to 3.73% in 2002, but declined to 3.49% in 2003. Changes in the interest margin occur primarily due to two factors: (1) the interest rate spread (the difference between the taxable equivalent yield on earning assets and the rate on interest-bearing liabilities) and (2) the percentage of earning assets funded by interest-bearing liabilities.

     The first factor affecting Regions' interest margin is the interest rate spread. Regions' average interest rate spread was 3.00% in 2001, 3.30% in 2002 and 3.19% in 2003. Market interest rates, both the level of rates and the slope of the yield curve (the spread between short-term rates and longer-term rates), affect the interest rate spread by influencing the pricing on most categories of Regions' interest-earning assets and interest-bearing liabilities.

     The Fed began reducing the Federal Funds rate in early 2001. Throughout 2001, the Fed lowered the rate eleven times totaling 475 basis points. In 2002, the Fed mandated a single, 50-basis-points rate reduction.

Rates were reduced again in mid-2003 by 25 basis points. These reductions resulted in a near record low Federal Funds rate of 1.00%.

     Regions' interest-earning asset yields and interest-bearing liability rates were both lower in 2003 compared to 2002, reflecting continued declining market interest rates. In 2003, Regions' interest-earning asset yields decreased 11 basis points more than did interest-bearing liability rates, resulting in a reduced interest rate spread, compared to 2002.

     The mix of earning assets can also affect the interest rate spread. During 2003, loans, which are typically Regions' most significant highest yielding earning asset, decreased slightly as a percentage of earning assets. This decline contributed to lower earning asset yields. Average loans as a percentage of earning assets were 73.3% in 2002 and 71.1% in 2003.

     During 2003 and 2002, Regions used interest rate derivatives as cash flow and fair value hedges of certain liability positions. These contracts had the effect of reducing interest expense by $108.7 million in 2003 and $66.8 million in 2002.

     The second factor affecting the interest margin is the percentage of earning assets funded by interest-bearing liabilities. Funding for Regions' earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities and stockholders' equity. The net spread on earning assets funded by non-interest-bearing liabilities and stockholders' equity is higher than the net spread on earning assets funded by interest-bearing liabilities. The percentage of earning assets funded by interest-bearing liabilities was 85% in each of 2001, 2002, and 2003. Accordingly, there was little effect on net interest income in 2003 as compared to 2002 and 2001 resulting from changes in the percentage of earning assets funded by interest-bearing liabilities. Historically, the trend had been for a greater percentage of new funding for earning assets to come from interest-bearing sources. In the future, management expects that an increasing percentage of funding will be provided from interest-bearing liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                   YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------
                                     2003 OVER 2002                      2002 OVER 2001
                            ---------------------------------   ---------------------------------
                             VOLUME    YIELD/RATE     TOTAL      VOLUME    YIELD/RATE     TOTAL
                            --------   ----------   ---------   --------   ----------   ---------
                                                       (IN THOUSANDS)
Increase (decrease) in:
  Interest income on:
     Loans................  $ 36,944   $(320,848)   $(283,904)  $ (5,995)  $(466,305)   $(472,300)
     Federal funds sold...       766      (3,315)      (2,549)       506     (10,019)      (9,513)
     Taxable securities...    36,955     (88,895)     (51,940)    32,836     (78,050)     (45,214)
     Non-taxable
       securities.........    (4,479)     (1,133)      (5,612)   (10,307)       (160)     (10,467)
     Other earning
       assets.............    36,437     (10,291)      26,146     25,566      (6,720)      18,846
                            --------   ---------    ---------   --------   ---------    ---------
          Total...........   106,623    (424,482)    (317,859)    42,606    (561,254)    (518,648)
  Interest expense on:
     Savings deposits.....       (27)     (4,663)      (4,690)     1,689      (7,273)      (5,584)
     Other
       interest-bearing
       deposits...........     7,959    (225,681)    (217,722)    (6,636)   (470,710)    (477,346)
     Borrowed funds.......    44,309    (116,766)     (72,457)    35,355    (143,168)    (107,813)
                            --------   ---------    ---------   --------   ---------    ---------
          Total...........    52,241    (347,110)    (294,869)    30,408    (621,151)    (590,743)
                            --------   ---------    ---------   --------   ---------    ---------
Increase (decrease) in net
  interest income.........  $ 54,382   $ (77,372)   $ (22,990)  $ 12,198   $  59,897    $  72,095
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

     Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of December 31, 2003, Regions maintains a slight asset sensitive position to a gradual rate shift of plus or minus 100 or 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at December 31, 2003 and 2002, respectively) parallel interest rate shift would have on Regions' net interest income.

                                                           2003                          2002
                                                ---------------------------   ---------------------------
                                                $ CHANGE IN    % CHANGE IN    $ CHANGE IN    % CHANGE IN
                                                NET INTEREST   NET INTEREST   NET INTEREST   NET INTEREST
GRADUAL CHANGE IN INTEREST RATES                   INCOME         INCOME         INCOME         INCOME
--------------------------------                ------------   ------------   ------------   ------------
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
(in basis points)
  +200........................................    $ 38,000          2.5%        $ 10,000          0.7%
  +100........................................      19,000          1.3            7,000          0.5
  -100........................................     (20,000)        (1.4)          (1,000)        (0.1)
  -200........................................     (42,000)        (2.8)         (35,000)        (2.4)

     As of December 31, 2003, Regions maintains a slight asset sensitive position to an instantaneous rate shift of plus or minus 100 or 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel interest rate shift would have on Regions' net interest income.

                                                           2003                          2002
                                                ---------------------------   ---------------------------
                                                $ CHANGE IN    % CHANGE IN    $ CHANGE IN    % CHANGE IN
                                                NET INTEREST   NET INTEREST   NET INTEREST   NET INTEREST
INSTANTANEOUS CHANGE IN INTEREST RATES             INCOME         INCOME         INCOME         INCOME
--------------------------------------          ------------   ------------   ------------   ------------
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
(in basis points)
  +200........................................    $ 38,000          2.5%        $ 15,000          1.0%
  +100........................................      25,000          1.7           17,000          1.1
  -100........................................     (35,000)        (2.3)         (11,000)        (0.7)
  -200........................................     (57,000)        (3.8)         (68,000)        (4.6)

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

     Regions also uses derivatives to meet the needs of its customers. Interest rate swaps, interest rate options and foreign exchange forwards are the most common derivatives sold to customers. Positions with similar characteristics are used to offset the market risk and minimize income statement volatility associated with this portfolio. Those instruments used to service customers are entered into the trading account with changes in value recorded in the income statement. Refer to Note 14 "Derivative Financial Instruments and Hedging Activities" of the consolidated financial statements for a tabular summary of Regions' year-end derivatives positions in the trading portfolio.

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

     Morgan Keegan will occasionally hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At December 31, 2003, Morgan Keegan had no outstanding futures contracts.

     In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At December 31, 2003, the contract amounts of futures contracts were $41 million to purchase and $153 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments are not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

PROVISION FOR LOAN LOSSES

     The provision for loan losses is used to fund the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. The expense recorded each year is a reflection of management's judgment as to the adequacy of the allowance. For an analysis and discussion of the allowance for loan losses, refer to the section entitled "-- Financial Condition -- Loans and Allowance for Loan Losses." The provision for loan losses totaled $165.4 million (.53% of average loans), in 2001, a $38.3 million increase compared to the prior year. The higher provision was due to increased loan losses in 2001, weaker economic conditions and management's assessment of economic trends. The 2002 provision for loan losses was decreased to $127.5 million (.41% of average loans) due to lower loan losses and management's assessment of current economic conditions. During 2003, the provision for loan losses decreased to $121.5 million (.39% of average loans) due to lower loan losses, lower levels of nonperforming loans and management's evaluation of current economic factors. The resulting year-end allowance for loan losses increased $16.9 million to $454.1 million.

NON-INTEREST INCOME

     BROKERAGE AND INVESTMENT BANKING

     Income from brokerage and investment banking increased significantly in 2001 and 2002 due to Regions' acquisition of Morgan Keegan. Brokerage and investment income increased 11% in 2003 and totaled $552.7 million in 2003 compared to $499.7 million in 2002 and $359.0 million in 2001. Morgan Keegan's results of operations were included with Regions for the full year 2003 and 2002, but for only nine months in 2001. Brokerage and investment income is significantly affected by economic and market conditions. As of December 31, 2003, Morgan Keegan employed approximately 890 financial advisors. Customer assets totaled approximately $40.4 billion at year-end 2003, compared to approximately $32.7 billion at year-end 2002.

     The addition of Morgan Keegan significantly diversified Regions' revenue stream. Non-interest income as a percent of total revenue equaled 47% in 2003, compared to 43% in 2002 and 39% in 2001. Morgan Keegan contributed $82.1 million to net income in 2003. Revenues from the fixed income capital markets division totaled $254.2 million, or 37% of Morgan Keegan's total revenue in 2003, and was the top revenue-producing line of business. This line of business has benefited from significant fixed income issuance and refinance activity resulting from the historically low levels of interest rates in 2003 and 2002, while other divisions have experienced slower growth due to weaker market conditions. Private client and equity capital markets revenue totaled $194.1 million and $64.2 million, respectively. The investment advisory services division produced $68.7 million of revenue in 2003. Revenues generated by each division are included in various line items in the table below. In addition, beginning in 2003, Regions Morgan Keegan Trust division, which produced revenue of $60.3 million in 2003, is included with Morgan Keegan. Although Regions Morgan Keegan trust division is included with Morgan Keegan, all trust income is reported as a separate item in the consolidated statements of income (see next section titled "Trust Income" for discussion of changes in trust income). Prior period information has been adjusted as well for comparative purposes.

     The following table shows the components of the contribution by Morgan Keegan for the years ended December 31, 2003 and 2002. For comparison purposes, information for the year ended December 31, 2001, has been included in the following table, but only the nine months ended December 31, 2001, is reflected in Regions consolidated financial statements.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues:
  Commissions...............................................  $159,482   $142,913   $128,129
  Principal transactions....................................   251,902    231,437    228,142
  Investment banking........................................    92,559     76,660     60,239
  Interest..................................................    48,543     52,351     79,872
  Trust fees and services...................................    60,279     63,584     60,132
  Investment advisory.......................................    65,010     53,424     41,503
  Other.....................................................    16,664     13,304     26,253
                                                              --------   --------   --------
  Total revenues............................................   694,439    633,673    624,270
Expense:
  Interest..................................................    26,244     28,092     58,769
  Non-interest expense......................................   536,767    500,726    484,325*
                                                              --------   --------   --------
  Total expenses............................................   563,011    528,818    543,094
                                                              --------   --------   --------
Income before taxes.........................................   131,428    104,855     81,176
Income taxes................................................    49,371     38,929     29,837
                                                              --------   --------   --------
Net income..................................................  $ 82,057   $ 65,926   $ 51,339
                                                              ========   ========   ========

---------------

* Excludes $19.7 million in amortization of excess purchase price.

     The following table shows the breakout of revenue by division contributed by Morgan Keegan for the years ended December 31, 2003, 2002 and 2001. For comparison purposes, information for the year ended December 31, 2001, has been included in the following table, but only the nine months ended December 31, 2001, is reflected in Regions consolidated financial statements. In addition, beginning in 2003, Regions trust division is included with Morgan Keegan. Although Regions Morgan Keegan trust division is included with Morgan Keegan, all trust income is reported as a separate item in the consolidated statements of income (see next section titled "Trust Income" for discussion of changes in trust income). Prior period information has been adjusted as well for comparative purposes.

MORGAN KEEGAN BREAKOUT OF REVENUE BY DIVISION

                                                      YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------
                                           FIXED INCOME   EQUITY    REGIONS
                                PRIVATE      CAPITAL      CAPITAL     MK      INVESTMENT   INTEREST
                                 CLIENT      MARKETS      MARKETS    TRUST     ADVISORY    AND OTHER
                                --------   ------------   -------   -------   ----------   ---------
                                                   (DOLLAR AMOUNTS IN THOUSANDS)
2003
Gross revenue.................  $194,091     $254,177     $64,155   $60,279    $68,668      $53,069
Percent of gross revenue......      27.9%        36.6%        9.2%      8.7%       9.9%         7.8%

2002
Gross revenue.................  $173,276     $228,287     $55,708   $63,584    $57,032      $55,791
Percent of gross revenue......      27.3%        36.0%        8.8%     10.0%       9.0%         8.9%

2001
Gross revenue.................  $176,011     $213,244     $43,439   $60,132    $46,259      $85,185
Percent of gross revenue......      28.2%        34.2%        7.0%      9.6%       7.4%        13.6%

     TRUST INCOME

     Trust income increased 12% in 2003 and 10% in 2002, but decreased 2% in 2001. Beginning in 2002, trust became an integral part of Morgan Keegan. Income was positively impacted by leveraging the resources and expertise of Morgan Keegan. In addition to sales efforts, trust fees are also affected by the securities markets, as many trust fees are calculated as a percentage of trust asset values. In 2003 and 2002, better performance in the financial markets and increases in trust assets contributed to higher trust fees. In 2001, weaker securities markets, combined with the extraordinary events of September 11 and their impact on the economy, had an adverse impact on trust income.

     SERVICE CHARGES ON DEPOSIT ACCOUNTS

     Service charge income increased 4% in 2003 and 2002 and 15% in 2001 due to increases in the number of deposit accounts, management initiatives and standardization in the pricing of certain deposit accounts and related services. The collection rate of fees charged for deposit services continues to improve, but remains a focus of management.

     MORTGAGE SERVICING AND ORIGINATION FEES

     The primary source of this category of income is Regions' mortgage banking divisions, Regions Mortgage and EquiFirst Corporation ("EquiFirst"). Regions Mortgage's primary business and source of income is the origination and servicing of mortgage loans for long-term investors. EquiFirst typically originates mortgage loans which are sold to third-party investors with servicing released. Net gains or losses related to the sale of mortgage loans are included in other non-interest income.

     In 2003, mortgage servicing and origination fees increased 7%, from $104.7 million in 2002 to $111.6 million in 2003. Origination fees increased in 2003 due to the significant mortgage activity resulting from the historically low interest rate environment. Servicing fees were lower in 2003 as compared to 2002 due to a smaller servicing portfolio in 2003. At December 31, 2003, Regions' servicing portfolio totaled $16.1 billion and included approximately 194,000 loans. At December 31, 2002 and 2001, the servicing portfolio totaled $17.3 billion and $19.1 billion, respectively. The decline in the servicing portfolio during 2003 resulted from high levels of prepayments due to the low interest rate environment driving record mortgage refinance activity, partially offset by higher levels of production in 2003.

     In 2002, mortgage servicing and origination fees increased 8%, from $97.1 million in 2001. Origination fees increased in 2002 due to an increase in the number of loans closed as the result of lower mortgage interest rates. Servicing fees were lower in 2002 as compared to 2001 due to a smaller servicing portfolio in 2002.

     In 2001, mortgage servicing and origination fees increased 17%, from $82.7 million in 2000. Origination fees were higher due to an increase in the number of loans closed as a result of lower mortgage interest rates in 2001. Servicing fees were lower in 2001 as compared to 2000 due to lower numbers of loans serviced in 2001.

     Regions Mortgage and EquiFirst, through their retail, correspondent lending, and wholesale operations, produced mortgage loans totaling $9.4 billion, $6.6 billion and $5.6 billion in 2003, 2002 and 2001, respectively. Regions Mortgage and EquiFirst produce loans from 90 offices in Alabama, Arizona, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas.

     A summary of mortgage servicing rights, which are included in other assets in the consolidated statements of condition, is presented as follows. The balances shown represent the original amounts capitalized, less accumulated amortization and valuation adjustments, for the right to service mortgage loans that are owned by other investors. The amortization of mortgage servicing rights is included in other non-interest expense. The carrying values of mortgage servicing rights are affected by various factors, including prepayments of the underlying mortgages. A significant change in prepayments of mortgages in the servicing portfolio could result in significant changes in the valuation adjustments.

                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance at beginning of year................................  $147,487   $140,369   $129,568
  Additions.................................................    60,918     40,974     52,159
  Amortization..............................................   (42,059)   (33,856)   (41,358)
                                                              --------   --------   --------
                                                              $166,346   $147,487   $140,369
Valuation adjustment........................................   (39,500)   (40,500)    (3,775)
                                                              --------   --------   --------
Balance at end of year......................................  $126,846   $106,987   $136,594
                                                              ========   ========   ========
Mortgage servicing asset as a percent of servicing
  portfolio.................................................      0.79%      0.62%      0.72%

     SECURITIES GAINS

     In 2003, net gains of $25.7 million were reported from sale of available for sale securities. These gains were primarily related to the sale of agency and mortgage-related securities. These gains were taken primarily to offset impairment charges related to mortgage servicing assets.

     In 2002, net gains of $51.7 million were reported from sale of available for sale securities. These gains were primarily related to the sale of agency and mortgage-related securities. These gains were taken primarily to offset impairment charges related to mortgage servicing assets.

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

     Fee and commission income increased in 2003 primarily due to higher fees from standby letters of credit and higher revenue from credit card fees. In 2002, fee and commission income increased due to higher money order, cashier check and other banking fees. In 2001 fee and commission income decreased primarily due to lower revenue from credit card referral fees.

     Insurance and commission income increased 16% in 2003 due primarily to increased revenues in the commercial property and casualty business. In 2002, insurance and commission income increased 49% due primarily to the acquisition of ICT Group LLC. Insurance premium and commission income also increased significantly in 2001, due to the acquisition of Rebsamen Insurance, Inc. This income results primarily from the sale of property and casualty, liability and workers compensation insurance to commercial customers as well as credit life and accident and health insurance to consumer loan customers.

     In 2001, Regions began operations of a customer derivative division. This division primarily assists existing commercial customers with capital market products including interest rate swaps, caps and floors. Typically, Regions enters into offsetting derivative positions limiting its exposure related to customer derivative products. These exposures are marked to market on a daily basis. Capital market income totaled $21.9 million in 2003, $14.3 million in 2002 and $8.6 million in 2001.

     In 2003, gains related to the sale of mortgage loans held for sale totaled $139.3 million ($121.7 million related to EquiFirst and $17.6 million related to Regions Mortgage). For the years ended December 31, 2002, and December 31, 2001, gains were also recorded totaling $87.4 million and $22.9 million, respectively.

     In 2003, Regions recognized $3.3 million of net gains from the securitization and sale of $1.2 billion indirect auto consumer loans. In 2002, Regions recognized a $7.5 million gain from the securitization and sale of $800 million of indirect auto consumer loans.

     In 2001, Regions sold certain blocks of mortgage servicing assets that did not fit into Regions' long-term strategy for mortgage servicing operations. These sales resulted in a pre-tax gain of $2.9 million.

     A $1.9 million gain was recognized in 2001, which was associated with the sale of certain interests in an ATM network.

NON-INTEREST EXPENSE

     The main components of non-interest expense are salaries and employee benefits, net occupancy expense, furniture and equipment expenses and other non-interest expense. Total non-interest expense increased $80.6 million, or 5%, in 2003 on an as-reported basis. An impairment charge on mortgage servicing rights of $19.0 million was recorded in the second quarter of 2003. In the third quarter of 2003, $20.0 million of impairment recapture on mortgage servicing rights was recorded as a result of changes in interest rates and a slowdown in prepayment speeds. Also during the third quarter of 2003, Regions chose to pay off $650 million of Federal Home Loan Bank advances early, resulting in a $20.6 million loss on early extinguishment of debt. During the third and fourth quarters of 2002, Regions recognized impairment charges related to mortgage servicing assets. The impairment charges totaled $36.7 million ($19.7 million in the third quarter and $17.0 million in the fourth quarter). Also in the fourth quarter of 2002, Regions incurred a $5.2 million charge related to the prepayment of higher cost Federal Home Loan Bank advances. In 2002, Regions discontinued amortizing excess purchase price upon the adoption of Statement 142 (see Note 25 "Recent Accounting Pronouncements" to the consolidated financial statements). Amortization of excess purchase price in 2001 totaled $52.1 million. Regions also incurred $23.3 million in charges related to the acquisition of Morgan Keegan in 2001. Morgan Keegan's non-interest expense was included with Regions for only nine months in 2001. On an as-adjusted basis, which excludes impairment and prepayment charges, total non-interest expense increased $102.9 million or 6% in 2003. The following tables show the components of non-interest expense for the years ended December 31, 2003 and 2002.

2003 NON-INTEREST EXPENSE

                                                                           LESS:
                                                                      DEBT RETIREMENT
                                                                       & IMPAIRMENT
                                                        AS REPORTED       CHARGES       AS ADJUSTED
                                                        -----------   ---------------   -----------
                                                                      (IN THOUSANDS)
Salaries and employee benefits........................  $1,122,084        $    -0-      $1,122,084
Net occupancy expense.................................     105,847             -0-         105,847
Furniture and equipment expense.......................      81,347             -0-          81,347
Other expenses........................................     531,005         19,580          511,425
                                                        ----------        -------       ----------
          Total.......................................  $1,840,283        $19,580       $1,820,703
                                                        ==========        =======       ==========

2002 NON-INTEREST EXPENSE

                                                                           LESS:
                                                                      DEBT RETIREMENT
                                                                       & IMPAIRMENT
                                                        AS REPORTED       CHARGES       AS ADJUSTED
                                                        -----------   ---------------   -----------
                                                                      (IN THOUSANDS)
Salaries and employee benefits........................  $1,026,569        $    -0-      $1,026,569
Net occupancy expense.................................      97,924             -0-          97,924
Furniture and equipment expense.......................      90,818             -0-          90,818
Other expenses........................................     544,415         41,912          502,503
                                                        ----------        -------       ----------
          Total.......................................  $1,759,726        $41,912       $1,717,814
                                                        ==========        =======       ==========

     SALARIES AND EMPLOYEE BENEFITS

     Total salaries and benefits increased 9% in 2003, 17% in 2002 and 49% in 2001. Salaries and benefits were higher in 2003, as compared to 2002, due primarily to higher incentive costs associated with Morgan Keegan and mortgage banking. Increased production and achievement of other goals at Morgan Keegan, Regions Mortgage and EquiFirst resulted in increased incentive compensation in 2003. In addition to increased incentive compensation in 2003, normal merit and promotional adjustments, and higher benefit costs resulted in increased salaries and benefits in 2003. Salaries and benefits were higher in 2002 as Morgan Keegan's expenses were included for the full year of 2002 (versus nine months in 2001). Higher commission and incentive pay related to the brokerage and mortgage banking operations also contributed to the increase in 2002. The significant increase in 2001 was primarily the result of the acquisition of Morgan Keegan, which added 2,307 employees to Regions' payroll.

     At December 31, 2003, Regions had 16,180 full-time equivalent employees, compared to 15,695 at December 31, 2002, and 15,921 at December 31, 2001. The increase in employees in 2001 resulted primarily from personnel added in connection with acquisitions. The decrease in employees in 2002 resulted primarily from streamlining and consolidating certain bank operations.

     Salaries, excluding benefits, totaled $598.5 million in 2003, compared to $583.2 million in 2002 and $533.9 million in 2001. Increased salaries in 2003 and 2002 were primarily the result of normal merit and promotional adjustments. Higher employment levels in 2001, due to acquisitions, resulted in higher salaries.

     Regions provides employees who meet established employment requirements with a benefits package which includes pension, profit sharing, and medical, life and disability insurance plans. The total cost to Regions for fringe benefits, including payroll taxes, equals approximately 29% of salaries.

     Beginning in 2001, employees could elect to have profit sharing paid in cash or contributed to their 401(k) plan. The combination of the cash payments and contributions to employee 401(k) plans was equal to approximately 2% of after-tax income in 2003 and 2002 and 3% in 2001.

     Commissions and incentives expense increased to $352.1 million in 2003, compared to $301.3 million in 2002 and $204.0 million in 2001. The significant increase in commissions and incentives were primarily the result of a $43.8 million increase in commissions paid at Morgan Keegan, Regions Mortgage and EquiFirst related to increased production levels and other goal attainment. At Morgan Keegan, commissions and incentives are a key component of compensation, which is typical in the brokerage and investment banking industry. In general, incentives continue to be used to reward employees for selling products and services, for productivity improvements and for achievement of corporate financial goals. Regions' long-term incentive plan provides for the granting of stock options, restricted stock and performance shares (see Note 20 "Stock Option and Long Term Incentive Plans" to the consolidated financial statements).

     Pension expense totaled $19.8 million in 2003 compared to $7.1 million in 2002. Higher pension costs in 2003 are the result of lower asset returns and discount rate assumptions. Pension expense in 2004 is expected to be approximately $21.8 million.

     Payroll taxes increased 3% in 2003, 19% in 2002 and 30% in 2001. Increases in the Social Security tax base, combined with increased salary levels were the primary reasons for increased payroll taxes.

     Group insurance expense increased 12% in 2003, 1% in 2002 and 47% in 2001. The increases were the result of increased levels of covered employees and higher claims cost.

     NET OCCUPANCY EXPENSE

     Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate offices throughout Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas.

     Net occupancy expense increased 8% in 2003, 13% in 2002 and 23% in 2001 due to acquisitions, new and acquired branch offices, rising price levels, and increased business activity.

     FURNITURE AND EQUIPMENT EXPENSE

     Furniture and equipment expense decreased 10% in 2003 due primarily to lower expenses related to computer equipment. In 2002 and 2001, furniture and equipment expense increased 4% and 18%, respectively. These increases resulted from acquisitions, rising price levels, expenses related to equipment for new branch offices, and increased depreciation and service contract expenses associated with other new back office and branch equipment.

     OTHER EXPENSES

     The significant components of other expense include other non-credit losses, amortization and impairment of mortgage servicing rights and computer and other outside services. Increases in this category of expense generally resulted from acquisitions, expanded programs, increased business activity and rising price levels. Other expenses included $19.6 million in 2003 and $41.9 million in 2002 of costs related to mortgage servicing impairment and debt retirement, previously discussed. Please refer to Note 16 "Other Income and Expense" to the consolidated financial statements for an analysis of the significant components of other expense.

     Other non-credit losses decreased in 2003 from levels in 2002 and 2001. The 2003 decrease was primarily related to lower losses related to litigation. Other non-credit losses primarily include charges for items unrelated to the extension of credit such as fraud losses, litigation losses, write-downs of other real estate, insurance claims and miscellaneous losses.

     Amortization of mortgage servicing rights increased in 2003 and 2001, but decreased in 2002. Accelerated amortization rates due to the low interest rate environment and increased prepayments of the underlying mortgages, combined with the retention of servicing rights on much of Regions mortgage subsidiary's production, resulted in additional amortization expense in 2003 and 2001. Lower balances of mortgage servicing rights combined with impairment taken in 2002, resulted in a decrease in the amortization of mortgage servicing rights in 2002.

     In the second quarter of 2003 Regions incurred charges of $19.0 million related to the impairment of mortgage servicing rights. In the third quarter of 2003, $20.0 million of impairment recapture on mortgage servicing rights was recorded as a result of changes in interest rates and a slowdown in prepayment speeds.

     In 2002, Regions incurred charges totaling $36.7 million related to the impairment of mortgage servicing rights due primarily to the historically low interest rate environment.

     Outside computer services decreased $10.5 million while other outside services increased $20.8 million. Other outside services include safekeeping fees, credit investigations costs and equity asset line origination costs. Also included as a part of the increase in other outside services is other loan origination costs paid to third parties resulting from the increased volume in the mortgage banking area.

     Also in 2003, in connection with the prepayment of $650 million of Federal Home Loan Bank advances ($350 million classified as short-term and $300 million classified as long-term), Regions incurred a $20.6 million loss on early extinguishment of debt.

     In 2002, Regions incurred a $5.2 million charge related to the prepayment of $250 million of Federal Home Loan Bank advances.

     Amortization of excess purchase price expense was eliminated in 2002 upon the adoption of Statement 142. Amortization of excess purchase price totaled $52.1 million in 2001.

APPLICABLE INCOME TAX

     Regions' provision for income taxes increased 4% in 2003 and 19% in 2002. These increases were caused primarily by a 5% increase in income before taxes in 2003 and a 21% increase in 2002. Regions effective income tax rates for 2003, 2002 and 2001 were 28.5%, 28.7% and 29.1%, respectively. The effective tax rate decreased slightly in 2003 compared to 2002 primarily due to an increase in the amount of tax credits realized, offset by an increase in state taxes and a decrease in tax-exempt interest.

     From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans.

     During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions' effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary's taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. As shown in Note 17 "Income Taxes" to the consolidated financial statements, Regions recognized benefits of $34.5 million in 2003, $30.0 million in 2002 and $40.0 million in 2001 from the recapitalization of this subsidiary.

     Regions' federal and state income tax returns for the years 1998 through 2002 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2001, which includes proposed adjustments relating to an increase in taxable income of the mortgage-related subsidiary discussed above. Regions believes adequate provision for income taxes have been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions' current assessment of the proposed adjustments, Regions' effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

     Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax planning plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits.

     Note 17 "Income Taxes" to the consolidated financial statements provides additional information about the provision for income taxes.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to page 45 through 47 "Market Risk" included in Management's Discussion and Analysis under Item 7 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent auditors of Regions Financial Corporation and subsidiaries are set forth in the pages listed below.

Report of Independent Auditors..............................   56
Consolidated Statements of Condition -- December 31, 2003
  and 2002..................................................   57
Consolidated Statements of Income -- Years ended December
  31, 2003, 2002 and 2001...................................   58
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2003, 2002 and 2001..........................   59
Consolidated Statements of Changes in Stockholders'
  Equity -- Years ended December 31, 2003, 2002 and 2001....   60
Notes to Consolidated Financial Statements -- December 31,
  2003......................................................   61

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Regions Financial Corporation

     We have audited the accompanying consolidated statements of condition of Regions Financial Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regions Financial Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Birmingham, Alabama
February 27, 2004

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                       AMOUNTS)
                                         ASSETS
Cash and due from banks.....................................  $ 1,255,853    $ 1,577,536
Interest-bearing deposits in other banks....................       96,537        303,562
Securities held to maturity (aggregate estimated market
  value of $31,282 in 2003 and $34,021 in 2002).............       30,943         32,909
Securities available for sale...............................    9,056,861      8,961,691
Trading account assets......................................      816,074        785,992
Loans held for sale.........................................    1,241,852      1,497,849
Federal funds sold and securities purchased under agreements
  to resell.................................................      577,989        334,788
Margin receivables..........................................      503,575        432,337
Loans.......................................................   32,414,848     31,230,268
Unearned income.............................................     (230,525)      (244,494)
                                                              -----------    -----------
         Loans, net of unearned income......................   32,184,323     30,985,774
Allowance for loan losses...................................     (454,057)      (437,164)
                                                              -----------    -----------
         Net loans..........................................   31,730,266     30,548,610
Premises and equipment......................................      629,638        638,031
Interest receivable.........................................      194,501        242,088
Due from customers on acceptances...........................       61,053         60,320
Other assets................................................    2,402,854      2,523,127
                                                              -----------    -----------
                                                              $48,597,996    $47,938,840
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing......................................  $ 5,717,747    $ 5,147,689
  Interest-bearing..........................................   27,014,788     27,778,512
                                                              -----------    -----------
         Total deposits.....................................   32,732,535     32,926,201
Borrowed funds:
  Short-term borrowings:
    Federal funds purchased and securities sold under
     agreements to repurchase...............................    3,031,706      2,203,261
    Commercial paper........................................        5,500         17,250
    Other short-term borrowings.............................    1,389,832      1,864,946
                                                              -----------    -----------
         Total short-term borrowings........................    4,427,038      4,085,457
  Long-term borrowings......................................    5,711,752      5,386,109
                                                              -----------    -----------
         Total borrowed funds...............................   10,138,790      9,471,566
Bank acceptances outstanding................................       61,053         60,320
Other liabilities...........................................    1,213,503      1,302,331
                                                              -----------    -----------
         Total liabilities..................................   44,145,881     43,760,418
Stockholders' equity:
  Preferred stock, par value $1.00 a share:
    Authorized 5,000,000 shares.............................           -0-            -0-
  Common stock, par value $.625 a share:
    Authorized 500,000,000 shares, issued 223,356,484 shares
     in 2003 and 221,336,905 shares in 2002.................      139,598        138,336
  Surplus...................................................      983,669        936,958
  Undivided profits.........................................    3,329,023      2,952,657
  Treasury stock, at cost -- 1,389,000 shares in 2003 and
    -0- shares in 2002......................................      (49,944)            -0-
  Unearned restricted stock.................................      (13,771)       (13,620)
  Accumulated other comprehensive income....................       63,540        164,091
                                                              -----------    -----------
         Total stockholders' equity.........................    4,452,115      4,178,422
                                                              -----------    -----------
                                                              $48,597,996    $47,938,840
                                                              ===========    ===========

---------------

( ) Indicates deduction.

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2003           2002           2001
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
  Interest and fees on loans.............................   $1,702,299     $1,986,203     $2,458,503
  Interest on securities:
     Taxable interest income.............................      348,765        400,705        445,919
     Tax-exempt interest income..........................       24,355         29,967         40,434
                                                            ----------     ----------     ----------
          Total interest on securities...................      373,120        430,672        486,353
  Interest on loans held for sale........................       95,680         66,613         41,740
  Interest on margin receivables.........................       15,921         19,279         20,731
  Income on federal funds sold and securities purchased
     under agreements to resell..........................        5,828          8,377         17,890
  Interest on time deposits in other banks...............          189            488         11,083
  Interest on trading account assets.....................       26,093         25,357         19,337
                                                            ----------     ----------     ----------
          Total interest income..........................    2,219,130      2,536,989      3,055,637
Interest expense:
  Interest on deposits...................................      430,353        652,765      1,135,695
  Interest on short-term borrowings......................      101,075        128,256        188,108
  Interest on long-term borrowings.......................      213,104        258,380        306,341
                                                            ----------     ----------     ----------
          Total interest expense.........................      744,532      1,039,401      1,630,144
                                                            ----------     ----------     ----------
          Net interest income............................    1,474,598      1,497,588      1,425,493
Provision for loan losses................................      121,500        127,500        165,402
                                                            ----------     ----------     ----------
          Net interest income after provision for loan
            losses.......................................    1,353,098      1,370,088      1,260,091
Non-interest income:
  Brokerage and investment banking.......................      552,729        499,685        358,974
  Trust department income................................       69,921         62,197         56,681
  Service charges on deposit accounts....................      288,613        277,807        267,263
  Mortgage servicing and origination fees................      111,573        104,659         97,082
  Securities gains.......................................       25,658         51,654         32,106
  Other..................................................      350,263        262,876        192,675
                                                            ----------     ----------     ----------
          Total non-interest income......................    1,398,757      1,258,878      1,004,781
Non-interest expense:
  Salaries and employee benefits.........................    1,122,084      1,026,569        879,688
  Net occupancy expense..................................      105,847         97,924         86,901
  Furniture and equipment expense........................       81,347         90,818         87,727
  Other..................................................      531,005        544,415        492,605
                                                            ----------     ----------     ----------
          Total non-interest expense.....................    1,840,283      1,759,726      1,546,921
                                                            ----------     ----------     ----------
          Income before income taxes.....................      911,572        869,240        717,951
Applicable income taxes..................................      259,731        249,338        209,017
                                                            ----------     ----------     ----------
          Net income.....................................   $  651,841     $  619,902     $  508,934
                                                            ==========     ==========     ==========
Average number of shares outstanding.....................      222,106        224,312        224,773
Average number of shares outstanding, diluted............      225,118        227,639        227,063
Per share:
  Net income.............................................   $     2.93     $     2.76     $     2.26
  Net income, diluted....................................         2.90           2.72           2.24
  Cash dividends declared................................         1.24           1.16           1.12

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
Operating activities:
  Net income................................................  $   651,841   $   619,902   $   508,934
  Adjustments to reconcile net cash provided by operating
    activities:
    Gain on securitization of auto loans....................       (3,255)       (7,489)           -0-
    Loss on early extinguishment of debt....................       20,580         5,187            -0-
    Depreciation and amortization of premises and
      equipment.............................................       66,080        73,095        69,260
    Provision for loan losses...............................      121,500       127,500       165,402
    Net amortization (accretion) of securities..............       30,656        27,262        (2,224)
    Amortization of loans and other assets..................       83,639        65,412       109,486
    (Recapture) provision for impairment of mortgage
      servicing rights......................................       (1,000)       36,725            -0-
    Accretion of deposits and borrowings....................          953           953           941
    Provision for losses on other real estate...............        3,600         4,033         1,134
    Deferred income taxes...................................       16,018        29,002        23,690
    (Gain) loss on sale of premises and equipment...........       (2,226)         (261)        2,126
    Realized security gains.................................      (25,658)      (51,654)      (32,106)
    Increase in trading account assets......................      (30,082)      (44,096)     (138,461)
    (Increase) decrease in margin receivable................      (71,238)       91,604          (823)
    Decrease in interest receivable.........................       47,587         8,205       102,477
    Decrease (increase) in other assets.....................       52,448      (672,811)     (282,164)
    (Decrease) increase in other liabilities................      (42,600)      320,583        99,140
    Other...................................................        7,530         9,712         4,872
                                                              -----------   -----------   -----------
         Net cash provided by operating activities..........      926,373       642,864       631,684
Investing activities:
  Net (increase) decrease in loans(1).......................   (1,298,718)   (1,156,109)      692,109
  Increase in loans held for sale(1)........................   (1,007,584)     (300,099)     (663,797)
  Proceeds from securitization of auto loans................    1,186,675       799,932            -0-
  Proceeds from sale of securities available for sale.......      342,384       858,499       553,523
  Proceeds from maturity of securities held to maturity.....        2,427         1,530       153,581
  Proceeds from maturity of securities available for sale...    4,852,168     3,597,798     4,577,170
  Purchase of securities held to maturity...................         (251)       (1,152)      (21,746)
  Purchase of securities available for sale.................   (5,377,566)   (5,382,456)   (3,828,818)
  Net decrease (increase) in interest-bearing deposits in
    other banks.............................................      207,025       368,380      (120,433)
  Proceeds from sale of premises and equipment..............       16,066         4,551        10,227
  Purchase of premises and equipment........................      (70,119)      (66,140)      (83,390)
  Net (increase) decrease in customers' acceptance
    liability...............................................         (733)        3,534        44,058
  Acquisitions, net of cash acquired........................      170,006        61,225       (19,437)
                                                              -----------   -----------   -----------
         Net cash (used) provided by investing activities...     (978,220)   (1,210,507)    1,293,047
Financing activities:
  Net (decrease) increase in deposits.......................     (379,900)    1,123,966      (865,960)
  Net increase (decrease) in short-term borrowings..........      341,581       (17,203)     (567,108)
  Proceeds from long-term borrowings........................    1,224,881       866,812     1,154,785
  Payments on long-term borrowings..........................     (928,803)     (233,564)     (928,961)
  Net increase (decrease) in bank acceptance liability......          733        (3,534)      (44,058)
  Cash dividends............................................     (275,475)     (259,207)     (250,257)
  Purchase of treasury stock................................      (49,944)     (358,199)     (406,733)
  Proceeds from exercise of stock options...................       40,292        28,755         9,280
                                                              -----------   -----------   -----------
         Net cash (used) provided by financing activities...      (26,635)    1,147,826    (1,899,012)
                                                              -----------   -----------   -----------
         (Decrease) increase in cash and cash equivalents...      (78,482)      580,183        25,719
Cash and cash equivalents at beginning of year..............    1,912,324     1,332,141     1,306,422
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $ 1,833,842   $ 1,912,324   $ 1,332,141
                                                              ===========   ===========   ===========

---------------

(1) In 2002, excludes effect of $1.1 billion non-cash reclassification of indirect consumer auto loans to loans held for sale.

                See notes to consolidated financial statements.

                  REGIONS FINANCIAL CORPORATION & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               ACCUMULATED
                                                                                  OTHER       TREASURY     UNEARNED
                                          COMMON                 UNDIVIDED    COMPREHENSIVE   STOCK, AT   RESTRICTED
                                          STOCK      SURPLUS      PROFITS     INCOME (LOSS)     COST        STOCK        TOTAL
                                         --------   ----------   ----------   -------------   ---------   ----------   ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 2000...........  $139,105   $1,058,733   $2,333,285     $     908     $ (67,135)   $ (6,952)   $3,457,944
Comprehensive income:
 Net income............................                             508,934                                               508,934
 Unrealized gains on available for sale
   securities, net of tax and
   reclassification adjustment.........                                            64,422                                  64,422
 Other comprehensive loss from
   derivatives, net of tax.............                                            (6,903)                                 (6,903)
                                                                 ----------     ---------                              ----------
 Comprehensive income..................                             508,934        57,519                                 566,453
Cash dividends declared:
 Regions-$1.12 per share...............                            (250,257)                                             (250,257)
Purchase of treasury stock.............                                                        (406,733)                 (406,733)
Treasury stock retired relating to
 acquisitions accounted for as
 purchases.............................   (10,317)    (463,551)                                 473,868                        -0-
Stock issued for acquisitions..........    14,392      641,929                                                            656,321
Stock issued to employees under
 incentive plan, net...................       158        6,881                                               (8,592)       (1,553)
Stock options exercised................       463        8,817                                                              9,280
Amortization of unearned restricted
 stock.................................                                                                       4,310         4,310
                                         --------   ----------   ----------     ---------     ---------    --------    ----------
BALANCE AT DECEMBER 31, 2001...........  $143,801   $1,252,809   $2,591,962     $  58,427     $      -0-   $(11,234)   $4,035,765
Comprehensive income:
 Net income............................                             619,902                                               619,902
 Unrealized gains on available for sale
   securities, net of tax and
   reclassification adjustment.........                                           102,329                                 102,329
 Other comprehensive gain from
   derivatives, net of tax.............                                             3,335                                   3,335
                                                                 ----------     ---------                              ----------
 Comprehensive income..................                             619,902       105,664                                 725,566
Cash dividends declared:
   Regions-$1.16 per share.............                            (259,207)                                             (259,207)
Purchase of treasury stock.............                                                        (358,199)                 (358,199)
Retirement of treasury stock...........    (6,609)    (351,590)                                 358,199                        -0-
Settlement of stock repurchase
 program...............................                 (1,100)                                                            (1,100)
Stock issued to employees under
 incentive plan, net...................       188        9,040                                              (11,124)       (1,896)
Stock options exercised................       956       27,799                                                             28,755
Amortization of unearned restricted
 stock.................................                                                                       8,738         8,738
                                         --------   ----------   ----------     ---------     ---------    --------    ----------
BALANCE AT DECEMBER 31, 2002...........  $138,336   $  936,958   $2,952,657     $ 164,091     $      -0-   $(13,620)   $4,178,422
Comprehensive income:
 Net income............................                             651,841                                               651,841
 Unrealized losses on available for
   sale securities, net of tax and
   reclassification adjustment.........                                          (101,697)                               (101,697)
 Other comprehensive gain from
   derivatives, net of tax.............                                             1,146                                   1,146
                                                                 ----------     ---------                              ----------
 Comprehensive income..................                             651,841      (100,551)                                551,290
Cash dividends declared:
 Regions-$1.24 per share...............                            (275,475)                                             (275,475)
Purchase of treasury stock.............                                                         (49,944)                  (49,944)
Stock issued to employees under
 incentive plan, net...................       147        7,534                                              (10,482)       (2,801)
Stock options exercised................     1,115       39,177                                                             40,292
Amortization of unearned restricted
 stock.................................                                                                      10,331        10,331
                                         --------   ----------   ----------     ---------     ---------    --------    ----------
BALANCE AT DECEMBER 31, 2003...........  $139,598   $  983,669   $3,329,023     $  63,540     $ (49,944)   $(13,771)   $4,452,115
                                         ========   ==========   ==========     =========     =========    ========    ==========

DISCLOSURE OF 2003 RECLASSIFICATION
 AMOUNT:
Unrealized holding losses, net of tax, on available for sale securities
 arising during the period...................................................     $ (83,352)
Less: Reclassification adjustment, net of tax, for net gains realized in net
 income......................................................................        18,345

Unrealized holding gain on derivatives, net of tax...........................         2,119
Less: Reclassification adjustment, net of tax, for amortization of cash flow
 hedges......................................................................           973
                                                                                  ---------
Comprehensive income net of $60,426 in income taxes..........................     $(100,551)
                                                                                  =========

---------------

( ) Indicates deduction.
                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     In January 2001, upon the adoption of Statement of Financial Accounting Standards No. 133 (Statement 133), Regions elected to reclassify $3.4 billion of securities from the held to maturity category to the available for sale category. At the time of transfer, the unrealized loss associated with the securities reclassified totaled $2.1 million.

TRADING ACCOUNT ASSETS

     Trading account assets, which are held for the purpose of selling at a profit, consist of debt and marketable equity securities and are carried at estimated market value. Gains and losses, both realized and unrealized, are included in brokerage income. Trading account gains totaled $16.0 million, $19.6 million and $21.6 million in 2003, 2002, and 2001, respectively.

LOANS HELD FOR SALE

     Loans held for sale include both single-family real estate mortgage loans and indirect consumer auto loans.

     Mortgage loans held for sale have been designated as one of the hedged items in a fair value hedging relationship under Statement 133. Therefore, to the extent changes in fair value are attributable to the interest rate risk being hedged, the change in fair value is recognized in income as an adjustment to the carrying amount of mortgage loans held for sale. Otherwise, mortgage loans held for sale are accounted for under the lower of cost or market method. The fair values are based on quoted market prices of similar instruments, adjusted for differences in loan characteristics. Gains and losses on mortgages held for sale are included in non-interest income.

     Indirect consumer auto loans held for sale are accounted for under the lower of cost or market method. Fair values are based on cash flow models. Regions' intent is to securitize and sell indirect consumer auto loans in the loans held for sale category. Gains and losses associated with securitization and sale of indirect consumer auto loans are included in non-interest income.

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

LOANS

     Interest on loans is accrued based upon the principal amount outstanding.

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

     Regions' determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards No. 114 (Statement
114) and Statement of Financial Accounting Standards No. 5 (Statement 5). In determining the amount of the allowance for loan losses, management uses information from its ongoing loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on higher-risk-graded loans. All loans deemed to be impaired, which include non-accrual and loans past due 90 days or more, excluding loans to individuals in both categories, are evaluated individually. Impaired loans totaled approximately $179 million at December 31, 2003 and $142 million at December 31, 2002. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value is not sufficient to support the collection of the investment in the loan, a charge is immediately taken against the allowance for loan losses.

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

ASSET SECURITIZATIONS

     Regions uses the securitization of financial assets, such as automobile loans, as a source of funding. Automobile loans are transferred into a trust to legally isolate the assets from Regions Bank, a subsidiary of the Company. In accordance with Statement of Financial Accounting Standards No. 140 (Statement
140), securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale. Net gains or losses resulting from securitizations are recorded in non-interest income.

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

MARGIN RECEIVABLES

     Margin receivables, which represent funds advanced to brokerage customers for the purchase of securities, are carried at cost and secured by certain marketable securities in the customer's brokerage account.

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

     The excess of cost over the fair value of net assets of acquired businesses totaled $1,083,440,000 (net of accumulated amortization of $197.8 million) at December 31, 2003, and $1,061,554,000 (net of accumulated amortization of $197.8 million) at December 31, 2002. Upon the adoption of Statement of Financial Accounting Standards No. 142, the Company no longer amortizes excess purchase price. The Company's excess purchase price is reviewed at least annually to ensure that there have been no events or circumstances resulting in an impairment of the recorded amount of excess purchase price. Adverse changes in the economic environment, operations of the business unit, or other factors could result in a decline in the implied fair value. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value.

     Core deposit intangible assets totaled $4.1 million and $5.4 million at December 31, 2003 and 2002, respectively. In 2003 and 2002, Regions' amortization of core deposit intangible assets was $1.3 million and $1.4 million, respectively. Core deposit intangible assets are typically amortized over a five year period. The aggregate amount of amortization expense is estimated to be $1.3 million in years 2004 through 2006, declining to $82,000 in 2007, the final year of amortization.

     Amounts capitalized for the right to service mortgage loans, which totaled $126,846,000 at December 31, 2003, and $106,987,000 at December 31, 2002, are
being amortized over the estimated remaining servicing life of the loans, considering appropriate prepayment assumptions. The estimated fair values of capitalized mortgage servicing rights were $126.8 million and $107.0 million at December 31, 2003 and 2002, respectively. The fair value of mortgage servicing rights is calculated by discounting estimated future cash flows from the servicing assets, using market discount rates, and using expected future prepayment rates. In 2003, 2002 and 2001, Regions capitalized $60.9 million, $41.0 million and $52.2 million in mortgage servicing rights, respectively. In 2003, 2002 and 2001, Regions' amortization of mortgage servicing rights was $42.1 million, $33.9 million and $41.4 million, respectively. Mortgage servicing assets are evaluated periodically for impairment. For purposes of evaluating impairment, the Company stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and note rate. Changes in interest rates, prepayment speeds, or other factors, could result in impairment of the servicing asset and a charge against earnings.

     The changes in the valuation allowance for servicing assets for the years ended December 31, 2003 and 2002 were as follows:

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Balance at beginning of the year............................  $40,500   $ 3,775
(Recapture of) provisions for impairment valuation..........   (1,000)   36,725
                                                              -------   -------
Balance at end of the year..................................  $39,500   $40,500
                                                              =======   =======

     Assumptions used in the fair value calculation for the years ended December 31, 2003 and 2002 are as follows:

                                                              2003    2002
                                                              -----   -----
Weighted average prepayment speeds..........................    386     589
Weighted average coupon interest rate.......................   6.24%   6.69%
Weighted average remaining maturity (months)................    285     277
Weighted average service fee (basis points).................  32.93   31.99

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies, and manage other exposures. All derivative financial instruments are recognized on the statement of condition as assets or liabilities at fair value as required by Statement
133. It is Regions policy to enter into master netting agreements with counterparties and to require collateral based on counterparty credit ratings to cover exposures.

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

     The Company formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective and strategy for entering into various hedge transactions. The Company performs an assessment, at inception and on an ongoing basis, whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future.

PROFIT-SHARING, 401(K) AND PENSION PLANS

     Regions has profit-sharing and 401(k) plans covering substantially all employees. Regions' pension plan covers substantially all employees employed prior to January 1, 2001. Annual contributions to the profit-sharing plans are determined at the discretion of the Board of Directors. Regions' contributions to the 401(k) plan are determined using a multiple of the employee's contribution to the plan (up to 3% of total compensation), based on the employee's length of service. The 401(k) match is invested in Regions' common stock. Pension expense is computed using the projected unit credit (service prorate) actuarial cost method and the pension plan is funded using the aggregate actuarial cost method. Annual contributions to all the plans do not exceed the maximum amounts allowable for federal income tax purposes.

INCOME TAXES

     Regions and its subsidiaries file a consolidated federal income tax return. Regions accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, the Company's deferred tax assets and liabilities were determined by applying federal and state tax rates currently in effect to its cumulative temporary book/tax differences. Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred taxes are provided as a result of such temporary differences.

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

STATEMENT OF CASH FLOWS

     Cash equivalents include cash and due from banks and federal funds sold and securities purchased under agreements to resell. Regions paid $0.8 billion in 2003, $1.1 billion in 2002, and $1.7 billion in 2001 for interest on deposits and borrowings. Income tax payments totaled $135 million for 2003, $128 million for 2002, and $152 million for 2001. Loans transferred to other real estate totaled $112 million in 2003, $126 million in 2002 and $74 million in 2001. During 2003, Regions retained interest-only strips and other securities with an aggregate carrying value of $80 million related to the securitizations of indirect consumer auto loans. This amount was reclassified from loans held for sale to securities available for sale. During 2002, Regions reclassified approximately $1.1 billion of indirect auto loans from the loan category to the loans held for sale category in connection with the fourth quarter 2002 auto loan securitization and sale. In December 2002, Regions retired 10.6 million shares of treasury stock, with a cost of $358 million, and in December 2001, retired 1.8 million shares of treasury stock, with a cost of $52.5 million.

NOTE 2.  RESTRICTIONS ON CASH AND DUE FROM BANKS

     Regions Bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of the reserve balances maintained for the year ended December 31, 2003 and 2002, was approximately $82.9 million and $33.2 million, respectively.

NOTE 3.  SECURITIES

     The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2003, are as follows:

                                                                  DECEMBER 31, 2003
                                                  -------------------------------------------------
                                                                 GROSS        GROSS      ESTIMATED
                                                               UNREALIZED   UNREALIZED      FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
SECURITIES HELD TO MATURITY:
U.S. Treasury & Federal agency securities.......  $   30,189    $    329     $     -0-   $   30,518
Obligations of states and political
  subdivisions..................................         754          10           -0-          764
                                                  ----------    --------     --------    ----------
          Total.................................  $   30,943    $    339     $     -0-   $   31,282
                                                  ==========    ========     ========    ==========
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury & Federal agency securities.......  $2,552,547    $ 27,205     $(11,589)   $2,568,163
Obligations of states and political
  subdivisions..................................     419,736      31,879          (21)      451,594
Mortgage backed securities......................   5,646,805      78,987      (22,735)    5,703,057
Other securities................................      99,985       1,840           -0-      101,825
Equity securities...............................     232,213         123         (114)      232,222
                                                  ----------    --------     --------    ----------
          Total.................................  $8,951,286    $140,034     $(34,459)   $9,056,861
                                                  ==========    ========     ========    ==========

     The following table presents the age of gross unrealized losses and fair value by investment category at December 31, 2003:

                                                          DECEMBER 31, 2003
                                ----------------------------------------------------------------------
                                                            TWELVE MONTHS
                                LESS THAN TWELVE MONTHS        OR MORE                  TOTAL
                                -----------------------   ------------------   -----------------------
                                   FAIR      UNREALIZED   FAIR    UNREALIZED      FAIR      UNREALIZED
                                  VALUE        LOSSES     VALUE     LOSSES       VALUE        LOSSES
                                ----------   ----------   -----   ----------   ----------   ----------
                                                            (IN THOUSANDS)
U.S. Treasury & Federal agency
  securities..................  $1,049,533    $(11,589)   $ -0-      $ -0-     $1,049,533    $(11,589)
Obligations of states and
  political subdivisions......       3,442         (14)      4         (7)          3,446         (21)
Mortgage backed securities....   1,372,052     (22,735)     -0-        -0-      1,372,052     (22,735)
Other securities..............          50          -0-     -0-        -0-             50          -0-
Equity securities.............           6         (25)    642        (89)            648        (114)
                                ----------    --------    ----       ----      ----------    --------
          Total...............  $2,425,083    $(34,363)   $646       $(96)     $2,425,729    $(34,459)
                                ==========    ========    ====       ====      ==========    ========

     Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses relate primarily to the impact of changes in interest rates on U.S. Treasury and Federal agency securities and mortgage-backed securities.

     The cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 2003
                                                              -----------------------
                                                                           ESTIMATED
                                                                              FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
SECURITIES HELD TO MATURITY:
Due in one year or less.....................................  $    4,461   $    4,405
Due after one year through five years.......................      18,816       19,302
Due after five years through ten years......................       5,868        5,804
Due after ten years.........................................       1,798        1,771
                                                              ----------   ----------
  Total.....................................................  $   30,943   $   31,282
                                                              ==========   ==========
SECURITIES AVAILABLE FOR SALE:
Due in one year or less.....................................  $  499,386   $  504,690
Due after one year through five years.......................   1,427,274    1,443,538
Due after five years through ten years......................   1,076,784    1,096,642
Due after ten years.........................................      68,824       76,712
Mortgage backed securities..................................   5,646,805    5,703,057
Equity securities...........................................     232,213      232,222
                                                              ----------   ----------
          Total.............................................  $8,951,286   $9,056,861
                                                              ==========   ==========

     Proceeds from sales of securities available for sale in 2003 were $342 million. Gross realized gains and losses were $25.8 million and $140,000, respectively. Proceeds from sales of securities available for sale in 2002 were $858 million, with gross realized gains and losses of $52.4 million and $805,000, respectively. Proceeds from sales of securities available for sale in 2001 were $554 million, with gross realized gains and losses of $36.7 million and $4.6 million, respectively.

     The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2002, are as follows:

                                                                  DECEMBER 31, 2002
                                                  -------------------------------------------------
                                                                 GROSS        GROSS      ESTIMATED
                                                               UNREALIZED   UNREALIZED      FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
SECURITIES HELD TO MATURITY:
U.S. Treasury & Federal agency securities.......  $   30,571    $  1,059      $  -0-     $   31,630
Obligations of states and political
  subdivisions..................................       2,335          53         -0-          2,388
Other securities................................           3          -0-        -0-              3
                                                  ----------    --------      -----      ----------
  Total.........................................  $   32,909    $  1,112      $  -0-     $   34,021
                                                  ==========    ========      =====      ==========
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury & Federal agency securities.......  $1,888,481    $ 69,112      $  -0-     $1,957,593
Obligations of states and political
  subdivisions..................................     519,063      24,742         (7)        543,798
Mortgage backed securities......................   5,973,263     174,702        (19)      6,147,946
Other securities................................      42,236          94        (15)         42,315
Equity securities...............................     270,276          42       (279)        270,039
                                                  ----------    --------      -----      ----------
  Total.........................................  $8,693,319    $268,692      $(320)     $8,961,691
                                                  ==========    ========      =====      ==========

     Securities with carrying values of $7,486,357,000 and $6,285,323,000 at December 31, 2003, and 2002, respectively, were pledged to secure public funds, trust deposits and certain borrowing arrangements.

NOTE 4.  LOANS

     The loan portfolio at December 31, 2003 and 2002, consisted of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Commercial..................................................  $ 9,913,843   $10,841,564
Real estate -- construction.................................    3,495,292     3,614,140
Real estate -- mortgage.....................................   12,988,013    11,047,935
Consumer....................................................    6,017,700     5,726,629
                                                              -----------   -----------
                                                               32,414,848    31,230,268
Unearned income.............................................     (230,525)     (244,494)
                                                              -----------   -----------
          Total.............................................  $32,184,323   $30,985,774
                                                              ===========   ===========

     Directors and executive officers of Regions and its principal subsidiaries, including the directors' and officers' families and affiliated companies, are loan and deposit customers and have other transactions with Regions in the ordinary course of business. Total loans to these persons (excluding loans which in the aggregate do not exceed $60,000 to any such person) at December 31, 2003, and 2002, were approximately $135 million and $133 million respectively. During 2003, $36 million of new loans were made and repayments totaled $34 million. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and involve no unusual risk of collectibility.

     Regions sells loans to third party investors with limited recourse, primarily related to first payment default or prepayment. Regions' recorded recourse liability related to these loans totaled $925,000 and $250,000 in December 31, 2003 and 2002, respectively.

     The loan portfolio is diversified geographically, primarily within Alabama, Arkansas, Louisiana, Georgia, North Carolina, South Carolina, Florida, Texas, and Tennessee.

     The recorded investment in impaired loans was $179 million at December 31, 2003, and $142 million at December 31, 2002. The average amount of impaired loans during 2003 was $179 million.

     The amount of interest income recognized in 2003 on the $250.3 million of non-accruing loans outstanding at year-end was approximately $7.7 million. If these loans had been current in accordance with their original terms, approximately $22.9 million would have been recognized on these loans in 2003. Approximately $40,000 in interest income would have been recognized in 2003 under the original terms of the $886,000 in renegotiated loans outstanding at December 31, 2003. Approximately $42,000 in interest income was actually recognized in 2003 on these loans. A portion of the renegotiated loans were modified to interest only loans.

NOTE 5.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses follows:

                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Balance at beginning of year................................  $ 437,164   $ 419,167   $ 376,508
Allowance of purchased institutions at acquisition date.....         -0-      2,328       4,098
Provision charged to operating expense......................    121,500     127,500     165,402
Loan losses:
  Charge-offs...............................................   (144,869)   (156,303)   (169,049)
  Recoveries................................................     40,262      44,472      42,208
                                                              ---------   ---------   ---------
  Net loan losses...........................................   (104,607)   (111,831)   (126,841)
                                                              ---------   ---------   ---------
Balance at end of year......................................  $ 454,057   $ 437,164   $ 419,167
                                                              =========   =========   =========

NOTE 6.  ASSET SECURITIZATIONS

     In September 2002, Regions reclassified $1.1 billion of indirect consumer auto loans to the held for sale category. During 2003 and 2002, Regions securitized and sold approximately $1.2 billion and $800 million, respectively, of indirect consumer auto loans. The sale of these loans resulted in net gains recorded in non-interest income of $3.3 million in 2003 and $7.5 million in 2002. Regions retained interest-only strips with initial carrying values of $45.0 million for securitizations during 2003 and $35.1 million for the securitization during 2002. The interest-only strips are classified as available for sale securities.

     The following table summarizes certain cash flows received from securitization trusts for sales that were completed during 2003 and 2002 and the key economic assumptions used in measuring the interest-only strips as of the dates of such sales:

                                                                  2003             2002
                                                              -------------     -----------
                                                              (DOLLAR AMOUNTS IN MILLIONS)
CASH FLOW INFORMATION:
Proceeds from securitizations...............................   $  1,186.7         $799.9
Servicing fees received.....................................         10.1             -0-
Other cash flows received...................................         26.3             -0-
KEY ASSUMPTIONS:
Weighted average life (months)..............................        21-26             20
Monthly principal prepayment rate...........................         1.50%          1.50%
Expected cumulative loan losses.............................    1.31-1.43%          1.30%
Annual discount rate........................................        12.00%         12.00%

     The following table outlines the key economic assumptions used in the valuation of the interest-only strips at December 31, 2003 and the sensitivity of the fair values to immediate 10% and 20% adverse changes in the current assumptions:

                                                                    (DOLLAR AMOUNTS
                                                                     IN MILLIONS)
                                                                    ---------------
VALUATION ASSUMPTIONS:
Weighted average life (months)..............................                  18
Monthly principal prepayment rate...........................                1.50%
Expected cumulative loan losses.............................           1.30-1.43%
Annual discount rate........................................               12.00%
RETAINED INTEREST SENSITIVITY:
Fair value of interest-only strips..........................          $     57.9
Monthly principal prepayment rate:
  Impact of 10% adverse change..............................          $     (5.3)
  Impact of 20% adverse change..............................               (10.8)
Expected remaining loan losses:
  Impact of 10% adverse change..............................          $     (1.6)
  Impact of 20% adverse change..............................                (3.2)
Annual discount rate:
  Impact of 10% adverse change..............................          $     (0.9)
  Impact of 20% adverse change..............................                (1.8)

     The sensitivities in the preceding table are hypothetical and changes in fair value of the interest-only strips are calculated based on variation of a particular assumption without affecting any other assumption. A summary of managed indirect consumer auto loans, which represent both owned and securitized loans, along with information about delinquencies and net credit losses follows:

                                                                                      YEAR ENDED
                                                         AS OF DECEMBER 31, 2003   DECEMBER 31, 2003
                                                         -----------------------   -----------------
                                                                     LOANS PAST
                                                         PRINCIPAL   DUE 30 DAYS      NET CREDIT
                                                          BALANCE      OR MORE          LOSSES
                                                         ---------   -----------   -----------------
                                                                        (IN MILLIONS)
Total auto loans managed or securitized................  $1,668.0       $20.4            $11.9
Less:
  Loans securitized....................................   1,438.2
  Loans held for securitization........................     220.3
                                                         --------
Loans held in portfolio................................  $    9.5
                                                         ========

NOTE 7.  PREMISES AND EQUIPMENT

     A summary of premises and equipment follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  137,150   $  132,748
Premises....................................................     640,673      624,713
Furniture and equipment.....................................     486,811      482,047
Leasehold improvements......................................      50,356       52,894
                                                              ----------   ----------
                                                               1,314,990    1,292,402
Allowances for depreciation and amortization................    (685,352)    (654,371)
                                                              ----------   ----------
          Total.............................................  $  629,638   $  638,031
                                                              ==========   ==========

     Net occupancy expense is summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2003       2002      2001
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
Gross occupancy expense.....................................  $114,532   $106,986   $96,837
Less rental income..........................................     8,685      9,062     9,936
                                                              --------   --------   -------
  Net occupancy expense.....................................  $105,847   $ 97,924   $86,901
                                                              ========   ========   =======

NOTE 8.  OTHER REAL ESTATE

     Other real estate acquired in satisfaction of indebtedness ("foreclosure") is carried in other assets at the lower of the recorded investment in the loan or fair value less estimated cost to sell. Other real estate totaled $52,194,000 at December 31, 2003, and $59,606,000 at December 31, 2002. Gain or loss on the sale of other real estate is included in other non-interest expense.

NOTE 9.  DEPOSITS

     The following schedule presents the detail of interest-bearing deposits:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Interest-bearing transaction accounts.......................  $ 2,647,633   $ 1,685,237
Interest-bearing accounts in foreign office.................    4,250,568     3,591,008
Savings accounts............................................    1,420,891     1,401,551
Money market savings accounts...............................    6,391,587     7,368,989
Certificates of deposit ($100,000 or more)..................    3,299,896     3,422,868
Time deposits ($100,000 or more)............................      303,028       357,277
Other interest-bearing deposits.............................    8,701,185     9,951,582
                                                              -----------   -----------
          Total.............................................  $27,014,788   $27,778,512
                                                              ===========   ===========

     The following schedule details interest expense on deposits:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2003       2002        2001
                                                              --------   --------   ----------
                                                                       (IN THOUSANDS)
Interest-bearing transaction accounts.......................  $ 21,291   $ 10,773   $   10,831
Interest-bearing accounts in foreign office.................    37,524     50,811      180,375
Savings accounts............................................     3,832      8,522       14,106
Money market savings accounts...............................    36,595     89,841       97,244
Certificates of deposit ($100,000 or more)..................    81,987    122,098      235,959
Other interest-bearing deposits.............................   249,124    370,720      597,180
                                                              --------   --------   ----------
          Total.............................................  $430,353   $652,765   $1,135,695
                                                              ========   ========   ==========

     The aggregate amount of maturities of all time deposits in each of the next five years is as follows: 2004-$6.7 billion; 2005-$1.7 billion; 2006-$709.1 million; 2007-$490.8 million; and 2008-$368.7 million.

NOTE 10.  BORROWED FUNDS

     Following is a summary of short-term borrowings:

                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                                2003         2002         2001
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Federal funds purchased....................................  $  738,371   $1,180,368   $1,523,666
Securities sold under agreements to repurchase.............   2,293,335    1,022,893      279,511
Federal Home Loan Bank structured notes....................     350,000      850,000    1,100,000
Notes payable to unaffiliated banks........................      91,200       56,009      151,300
Commercial paper...........................................       5,500       17,250       27,750
Due to brokerage customers.................................     544,832      651,078      932,781
Broker margin calls........................................      68,332      111,321           -0-
Short sale liability.......................................     335,468      196,538       83,392
                                                             ----------   ----------   ----------
          Total............................................  $4,427,038   $4,085,457   $4,098,400
                                                             ==========   ==========   ==========

                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                                2003         2002         2001
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Maximum amount outstanding at any month-end:
  Federal funds purchased and securities sold under
     agreements to repurchase..............................  $4,352,219   $3,232,917   $2,817,611
  Aggregate short-term borrowings..........................   6,452,116    5,367,332    5,160,424
Average amount outstanding (based on average daily
  balances)................................................   5,316,272    4,448,043    4,132,264
Weighted average interest rate at year-end.................         1.4%         2.3%         3.2%
Weighted average interest rate on amounts outstanding
  during the year (based on average daily balances)........         1.9%         2.9%         4.6%

     Federal funds purchased and securities sold under agreements to repurchase had weighted average maturities of four hundred forty-four days, nine days and two days at December 31, 2003, 2002 and 2001, respectively. Weighted average rates on these dates were 0.9%, 1.1%, and 1.7%, respectively.

     Federal Home Loan Bank structured notes have an original stated maturity ranging from two to five years but are callable within one year. The structured notes had a weighted average rate of 6.3%, 6.4%, and 6.4% at December 31, 2003, 2002 and 2001, respectively.

     Morgan Keegan maintains certain lines of credit with unaffiliated banks that provide for maximum borrowings of $375 million. As of December 31, 2003 and 2002, $91.2 million and $56.0 million were outstanding under these agreements, respectively. These agreements had weighted average interest rates of 1.4% and 1.7% at December 31, 2003 and 2002, respectively.

     Commercial paper maturities ranged from 4 days to 53 days at December 31, 2003, from 218 days to 419 days at December 31, 2002 and from 4 days to 714 days at December 31, 2001. Weighted average maturities were 18 days, 335 days and 392 days at December 31, 2003, 2002 and 2001, respectively. The weighted average interest rates on these dates were 3.7%, 3.7% and 5.5%, respectively.

     Through Morgan Keegan, Regions maintains a due to brokerage customer position, which represents liquid funds in the customers' brokerage accounts. At December 31, 2003, these funds had an interest rate of 0.4%. At December 31, 2002, these funds had an interest rate of 1.4%.

     Regions holds cash as collateral for certain derivative transactions with customers and other third parties. Upon the expiration of these agreements, cash held as collateral will be remitted to the counterparty. As of December 31, 2003 these balances totaled $68.3 million, with an interest rate of 0.9%. As of December 31, 2002, these balances totaled $111.3 million, with an interest rate of 1.3%.

     The short-sale liability represents Regions' trading obligation to deliver certain securities at a predetermined date and price. These securities had weighted average interest rates of 2.8%, 2.8% and 4.1% at December 31, 2003, 2002 and 2001, respectively.

     Long-term borrowings consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
6 3/8% subordinated notes...................................  $  600,000   $  600,000
7.00% subordinated notes....................................     500,000      500,000
7.75% subordinated notes....................................     100,000      100,000
Senior bank notes...........................................     400,000           -0-
Federal Home Loan Bank structured notes.....................   2,835,000    3,585,000
Federal Home Loan Bank advances.............................     806,627       97,553
Trust preferred securities..................................          -0-     291,792
8.00% junior subordinated notes.............................     300,731           -0-
Industrial development revenue bonds........................       2,000        2,200
Mark-to-market on hedged long-term debt.....................     109,845      151,265
Other long-term debt........................................      57,549       58,299
                                                              ----------   ----------
          Total.............................................  $5,711,752   $5,386,109
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

     In September 2003, Regions issued $400 million of 2.9% senior bank notes, due December 15, 2006. These balances remain outstanding as of the end of the year.

     Federal Home Loan Bank structured notes have various stated maturities but are callable, by the Federal Home Loan Bank, between one to two years. The structured notes had a weighted average interest rate of 5.8% at December 31, 2003.

     Federal Home Loan Bank advances represent borrowings with fixed interest rates ranging from 0.5% to 7.7% and with maturities of one to fourteen years. These borrowings, as well as the short-term borrowings from the Federal Home Loan Bank, are secured by Federal Home Loan Bank stock (carried at cost of $197.2 million) and by first mortgage loans on one- to four-family dwellings held by Regions Bank (approximately $3.3 billion at December 31, 2003). The maximum amount that could be borrowed from Federal Home Loan Banks under the current borrowing agreements and without further investment in Federal Home Loan Bank stock is approximately $9 billion.

     In February 2001, Regions issued $288 million of 8.00% trust preferred securities. These securities have a 30-year term, are callable in five years and qualify as Tier 1 Capital. In addition, Regions assumed $4 million of trust preferred securities in connection with an acquisition. Effective December 31, 2003, these trust preferred securities were deconsolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 (FIN 46) (see Note 19 "Variable Interest Entities" and Note 25 "Recent Accounting Pronouncements" to the consolidated financial statements) and are no longer included in Regions statement of condition.

     As a result of the deconsolidation of trust preferred securities, effective December 31, 2003, Regions began reporting $301 million of junior subordinated notes. These junior subordinated notes are issued by Regions to two subsidiary business trusts, which issued the trust preferred securities discussed previously (see Note 19 "Variable Interest Entities" and Note 25 "Recent Accounting Pronouncements" to the consolidated financial statements).

     The industrial development revenue bonds mature on July 1, 2008, with principal of $200,000 payable annually and interest at a tax effected prime rate payable monthly.

     Regions uses derivative instruments, primarily interest rate swaps and options, to manage interest rate risk by converting a portion of its fixed-rate debt to variable-rate. The basis adjustments related to these hedges are included in long-term borrowings. Further discussion of derivative instruments is included in Note 14 "Derivative Financial Instruments and Hedging Activities" to the consolidated financial statements.

     Other long-term debt at December 31, 2003, had a weighted average interest rate of 7.8% and a weighted average maturity of 10.2 years.

     The aggregate amount of maturities of all long-term debt in each of the next five years is as follows: 2004-$361,108,193; 2005-$1,801,303,408;
2006-$1,003,973,716; 2007-$3,531,951; 2008-$19,726,481.

     Substantially all net assets are owned by subsidiaries. The primary source of operating cash available to Regions is provided by dividends from subsidiaries. Statutory limits are placed on the amount of dividends the subsidiary bank can pay without prior regulatory approval. In addition, regulatory authorities require the maintenance of minimum capital-to-asset ratios at banking subsidiaries. At December 31, 2003, the banking subsidiary could pay approximately $743 million in dividends without prior approval.

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

NOTE 11.  EMPLOYEE BENEFIT PLANS

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

     The following table sets forth the plans' funded status, using a September 30 measurement date, and amounts recognized in the consolidated statement of condition:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $291,307   $249,399
Service cost................................................    12,894     10,963
Interest cost...............................................    20,867     18,352
Actuarial losses............................................    44,279     23,687
Plan amendments.............................................        -0-     1,865
Benefit payments............................................   (15,385)   (12,959)
                                                              --------   --------
Projected benefit obligation, end of year...................  $353,962   $291,307
                                                              ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $254,531   $242,175
Actual return on plan assets................................    32,786    (10,126)
Company contributions.......................................    25,611     35,441
Benefit payments............................................   (15,385)   (12,959)
                                                              --------   --------
Fair value of plan assets, end of year......................  $297,543   $254,531
                                                              ========   ========
Funded status of plan.......................................  $(56,419)  $(36,776)
Unrecognized net actuarial loss.............................   121,298     96,841
Unamortized prior service cost..............................    (1,514)    (2,063)
                                                              --------   --------
Prepaid pension cost........................................  $ 63,365   $ 58,002
                                                              ========   ========

     The accumulated benefit obligation at the end of 2003 and 2002 was $304.3 million and $250.6 million, respectively. At December 31, 2003, a pension liability of $10.1 million was recorded for the supplemental executive retirement program and is included in the $63.4 million prepaid pension cost.

     Net pension cost included the following components:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Service cost-benefits earned during the period..............  $ 12,894   $ 10,963   $  9,924
Interest cost on projected benefit obligation...............    20,867     18,352     17,236
Expected return on plan assets..............................   (21,127)   (22,643)   (25,845)
Net amortization (deferral).................................     7,146        407       (777)
                                                              --------   --------   --------
Net periodic pension expense................................  $ 19,780   $  7,079   $    538
                                                              ========   ========   ========

     The weighted average assumptions used to determine the plans' benefit obligations at the end of each year and the plans' net pension cost during each year were as follows:

                                                                 BENEFIT       NET PENSION COST
                                                               OBLIGATION        ASSUMPTIONS
                                                               ASSUMPTIONS        YEAR ENDED
                                                              DECEMBER 31,       DECEMBER 31,
                                                              -------------   ------------------
                                                              2003    2002    2003   2002   2001
                                                              -----   -----   ----   ----   ----
Discount rate...............................................  6.25%   7.00%   7.00%  7.75%  8.25%
Rate of compensation increase...............................  4.50%   4.50%   4.50%  4.50%  4.50%
Long-term return on plan assets.............................     -       -    8.50%  9.50%  9.50%

     The asset allocation for the plan at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

                                                                           PERCENTAGE OF
                                                                TARGET     PLAN ASSETS AT
                                                              ALLOCATION      YEAR END
                                                              ----------   --------------
ASSET CATEGORY                                                   2004      2003     2002
--------------                                                ----------   -----    -----
Equity securities...........................................    50-55%       51%      41%
Debt securities.............................................    40-45%       39%      46%
Other.......................................................     0-10%       10%      13%
                                                                -----      ----      ---
Total.......................................................      100%      100%     100%

     Regions' investment strategy is to invest primarily in large-cap equity securities and intermediate term investment grade domestic fixed income securities. Regions will invest in small-cap, mid-cap, and international equities in smaller concentrations depending on the Company's outlook for growth in those sectors. The expected long-term return on plan assets assumption is determined using the plan asset mix, historical returns, and expert opinions.

     Beginning with the 2001 plan year, Regions' employees could elect to receive their profit sharing contribution as a cash payment or defer it into their 401(k) account. Contributions in 2003 totaled $13,892,000, with $9,020,000 paid in cash and $4,872,000 deferred into the 401(k) plan. Contributions in 2002 totaled $13,919,000, with $8,750,000 paid in cash and $5,169,000 deferred into the 401(k) plan. Contributions in 2001 totaled $16,422,0000, with $9,357,000 paid in cash and $7,065,000 deferred into the 401(k) plan.

     Beginning in 2001, Regions modified the existing 401(k) plan to incorporate a company match of employee contributions. This match, ranging from 150% to 200% of the employee contribution (up to 3% of compensation), is based on length of service and is invested in Regions common stock. Regions' contribution to the 401(k) plan on behalf of employees totaled $16.5 million, $16.0 million, and $14.3 million in 2003, 2002, and 2001, respectively.

     Regions sponsors a defined-benefit postretirement health care plan that covers certain retired employees. Currently the Company pays a portion of the costs of certain health care benefits for all eligible employees that retired before January 1, 1989. No health care benefits are provided for employees retiring at normal retirement age after December 31, 1988. For employees retiring before normal retirement age, the Company currently pays a portion of the costs of certain health care benefits until the retired employee becomes eligible for Medicare. The plan is contributory and contains other cost-sharing features such as deductibles and co-payments. Retiree health care benefits, as well as similar benefits for active employees, are provided through a group insurance program in which premiums are based on the amount of benefits paid. The Company's policy is to fund the Company's share of the cost of health care benefits in amounts determined at the discretion of management.

     The following table sets forth the plan's funded status, using a September 30 measurement date, and amounts recognized in the consolidated statement of condition:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year.............  $ 20,725   $ 22,996
Service cost................................................     1,785      1,426
Interest cost...............................................     1,385      1,302
Actuarial losses............................................     9,964        413
Plan amendments.............................................        -0-    (3,172)
Benefit payments............................................    (2,441)    (2,240)
                                                              --------   --------
Projected benefit obligation, end of year...................  $ 31,418   $ 20,725
                                                              ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year................  $    374   $    325
Actual return on plan assets................................       (91)       374
Company contributions.......................................     3,600      1,915
Benefit payments............................................    (2,441)    (2,240)
                                                              --------   --------
Fair value of plan assets, end of year......................  $  1,442   $    374
                                                              ========   ========
Funded status of plan.......................................   (29,976)   (20,351)
Recognized net actuarial loss...............................    12,263      2,444
                                                              --------   --------
Accrued postretirement benefit cost.........................  $(17,713)  $(17,907)
                                                              ========   ========

     Net periodic postretirement benefit cost included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Service cost-benefits earned during the period..............  $1,785   $1,426   $1,367
Interest cost on benefit obligation.........................   1,385    1,302    1,466
Net amortization............................................     236      159      590
                                                              ------   ------   ------
Net periodic postretirement benefit cost....................  $3,406   $2,887   $3,423
                                                              ======   ======   ======

     The assumed health care cost trend rate was 8.0% for 2003 and is assumed to decrease gradually to 5.0% by 2010 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2003, by $1,616,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2003 by $322,000. Decreasing the assumed health care cost trend rates by one percentage in each year would decrease the accumulated postretirement benefit obligation at December 31, 2003, by $1,479,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2003 by $291,000.

     The weighted average assumptions used to determine the plan's postretirement benefit obligations at the end of each year and the plan's net postretirement cost during each year were as follows:

                                                            BENEFIT
                                                           OBLIGATION     NET POSTRETIREMENT COST
                                                          ASSUMPTIONS           ASSUMPTIONS
                                                          ------------    -----------------------
                                                          DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                                          ------------    -----------------------
                                                          2003    2002    2003     2002     2001
                                                          ----    ----    -----    -----    -----
Discount rate...........................................  6.25%   7.00%   7.00%    7.75%    8.25%
Rate of compensation increase...........................  4.50%   4.50%   4.50%    4.50%    4.50%

     Information about the expected cash flows for the pension plans and the postretirement health care plan follows:

                                                                               POSTRETIREMENT
                                                              PENSION PLANS   HEALTH CARE PLAN
                                                              -------------   ----------------
                                                                       (IN THOUSANDS)
EMPLOYER CONTRIBUTIONS:
2004 (expected).............................................    $  6,000          $ 3,600

EXPECTED BENEFIT PAYMENTS:
2004........................................................    $ 16,640          $ 2,730
2005........................................................      19,025            2,686
2006........................................................      21,104            2,717
2007........................................................      23,612            2,914
2008........................................................      26,547            3,107
2009-2013...................................................     186,136           20,065

NOTE 12.  LEASES

     Rental expense for all leases amounted to approximately $43,360,000, $42,956,000 and $36,492,000 for 2003, 2002 and 2001, respectively. The approximate future minimum rental commitments as of December 31, 2003, for all noncancelable leases with initial or remaining terms of one year or more are shown in the following table. Included in these amounts are all renewal options reasonably assured of being exercised.

                                                              EQUIPMENT   PREMISES    TOTAL
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
2004........................................................   $1,486     $ 34,070   $ 35,556
2005........................................................    1,002       31,232     32,234
2006........................................................      327       37,480     37,807
2007........................................................       89       21,203     21,292
2008........................................................       10       16,136     16,146
2009-2013...................................................        3       40,812     40,815
2014-2018...................................................       -0-      11,162     11,162
2019-2023...................................................       -0-       5,255      5,255
2024-End....................................................       -0-       1,309      1,309
                                                               ------     --------   --------
          Total.............................................   $2,917     $198,659   $201,576
                                                               ======     ========   ========

NOTE 13.  COMMITMENTS AND CONTINGENCIES

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

     Loan commitments totaled $7.8 billion at December 31, 2003 and $6.7 billion at December 31, 2002. Standby letters of credit were $1.3 billion at December 31, 2003, and $1.1 billion at December 31, 2002. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $51.9 million at December 31, 2003, and $38.8 million at December 31, 2002.

     The Company and its affiliates are defendants in litigation and claims arising from the normal course of business. Based on consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material effect on Regions' consolidated financial statements.

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Regions maintains positions in derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies, and to serve the risk management needs of our customers. The most common derivative instruments are forward rate agreements, interest rate swaps, and put and call options. For those derivative contracts that qualify for hedge accounting, according to Statement 133, Regions designates the hedging instrument as either a cash flow or fair value hedge. The accounting policies associated with derivative financial instruments are discussed further in Note 1 to the consolidated financial statements.

     Regions utilizes certain derivatives to hedge the variability of interest cash flows on debt instruments. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At December 31, 2002, Regions reported a $5.5 million loss in other comprehensive income related to cash flow hedges, of which approximately $1.4 million was amortized to interest expense in 2003. Another $400,000 was recorded in expense related to the debt extinguishment in 2003. The Company will amortize the remaining $3.7 million loss into earnings in conjunction with the recognition of interest payments through 2011. The amount expected to be reclassified during the next twelve months is $994,000. For the years ended December 31, 2003 and 2002, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. Other non-interest expense for the year ended December 31, 2001, included a gain of $835,000 attributable to cash flow hedge ineffectiveness. No gains or losses were recognized during 2003 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

     Regions hedges the changes in fair value of mortgage loans held for sale using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument as well as the risk that the other party will fail to perform. For the years ended December 31, 2003 and 2002, Regions recognized a net hedging loss of $2.8 million and a net hedging gain of $5.2 million, respectively, associated with these hedging instruments. For the year ended December 31, 2001, the Company recorded a $16,000 net hedging loss. The gross amount of forward contracts totaled $111 million and $292 million at December 31, 2003, and 2002, respectively.

     Regions has also entered into interest rate swap agreements converting a portion of its fixed-rate long-term debt to floating-rate. The fair values of these derivative instruments are included in other assets on the statement of financial condition. For the years ended December 31, 2003 and 2002, there was a $503,000 loss and $2.0 million loss, respectively, recorded in earnings due to hedge ineffectiveness. For the year ended December 31, 2001, there was no ineffectiveness recorded in earnings related to these fair value hedges. No gains or losses were recognized during 2003 related to components of derivative instruments that were excluded from the assessment of hedge effectiveness.

     The Company also maintains a trading portfolio of interest rate swaps, interest rate options and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The fair value of the trading portfolio at December 31, 2003 and 2002 was $37.2 million and $21.9 million, respectively.

     Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $20 million and $16 million at December 31, 2003 and 2002, respectively. The Company is subject to the risk that another party will fail to perform.

     In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At December 31, 2003, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $41 million and $153 million, respectively. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

     Regions derivative financial instruments are summarized as follows:

OTHER THAN TRADING DERIVATIVES

                                                                 AS OF DECEMBER 31, 2003
                                                       --------------------------------------------
                                                                                           AVERAGE
                                                       NOTIONAL   FAIR                     MATURITY
                                                        AMOUNT    VALUE   RECEIVE   PAY    IN YEARS
                                                       --------   -----   -------   ----   --------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
Asset hedges:
  Fair value hedges:
     Forward sale commitments........................   $  111    $ (1)                      0.2
                                                        ------    ----                       ---
          Total asset hedges.........................   $  111    $ (1)                      0.2
                                                        ======    ====                       ===
Liability hedges:
  Fair value hedges:
     Interest rate swaps.............................   $3,438    $132     4.42%    1.48%    6.1
     Interest rate options...........................      250      -0-                      1.4
                                                        ------    ----                       ---
          Total liability hedges.....................   $3,688    $132                       5.7
                                                        ======    ====                       ===

                                                                 AS OF DECEMBER 31, 2002
                                                       --------------------------------------------
                                                                                           AVERAGE
                                                       NOTIONAL   FAIR                     MATURITY
                                                        AMOUNT    VALUE   RECEIVE   PAY    IN YEARS
                                                       --------   -----   -------   ----   --------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
Asset hedges:
  Fair value hedges:
     Forward sale commitments........................   $  292    $ (3)                      0.2
                                                        ------    ----                       ---
          Total asset hedges.........................   $  292    $ (3)                      0.2
                                                        ======    ====                       ===
Liability hedges:
  Fair value hedges:
     Interest rate swaps.............................   $3,938    $231     5.11%    2.41%    6.1
     Interest rate options...........................    1,400       1                       2.4
                                                        ------    ----                       ---
          Total liability hedges.....................   $5,338    $232                       5.2
                                                        ======    ====                       ===

DERIVATIVE FINANCIAL INSTRUMENTS

                                                            AS OF DECEMBER 31,
                                       -------------------------------------------------------------
                                                   2003                            2002
                                       -----------------------------   -----------------------------
                                          CONTRACT OR                     CONTRACT OR
                                           NOTIONAL                        NOTIONAL
                                            AMOUNT                          AMOUNT
                                       -----------------               -----------------
                                        OTHER               CREDIT      OTHER               CREDIT
                                        THAN                 RISK       THAN                 RISK
                                       TRADING   TRADING   AMOUNT(1)   TRADING   TRADING   AMOUNT(1)
                                       -------   -------   ---------   -------   -------   ---------
                                                               (IN MILLIONS)
Interest rate swaps..................  $3,438    $5,673      $191      $3,938    $3,170      $170
Interest rate options................     250       911        -0-      1,400       168        -0-
Futures and forward commitments......     111       945        -0-        292     1,166        -0-
Foreign exchange forwards............      -0-       20        -0-         -0-       16        -0-
                                       ------    ------      ----      ------    ------      ----
          Total......................  $3,799    $7,549      $191      $5,630    $4,520      $170
                                       ======    ======      ====      ======    ======      ====

---------------

(1) Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                               DECEMBER 31, 2003           DECEMBER 31, 2002
                                           -------------------------   -------------------------
                                                          ESTIMATED                   ESTIMATED
                                            CARRYING        FAIR        CARRYING        FAIR
                                             AMOUNT         VALUE        AMOUNT         VALUE
                                           -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents..............  $ 1,833,842   $ 1,833,842   $ 1,912,324   $ 1,912,324
  Interest-bearing deposits in other
     banks...............................       96,537        96,537       303,562       303,562
  Securities held to maturity............       30,943        31,282        32,909        34,021
  Securities available for sale..........    9,056,861     9,056,861     8,961,691     8,961,691
  Trading account assets.................      816,074       816,074       785,992       785,992
  Loans held for sale....................    1,241,852     1,241,852     1,497,849     1,497,849
  Margin receivables.....................      503,575       503,575       432,337       432,337
  Loans, net (excluding leases)..........   30,961,072    31,354,928    29,805,891    30,667,281
  Derivative assets......................      132,720       132,720       232,479       232,479
Financial liabilities:
  Deposits...............................   32,732,535    32,794,727    32,926,201    33,117,173
  Short-term borrowings..................    4,427,038     4,427,038     4,085,457     4,085,457
  Long-term borrowings...................    5,711,752     5,880,115     5,386,109     5,576,777
  Derivative liabilities.................          640           640         2,788         2,788
Off-balance-sheet instruments:
  Loan commitments.......................           -0-      (68,812)           -0-      (62,345)
  Standby letters of credit..............           -0-      (19,594)           -0-      (16,342)
  Commercial letters of credit...........           -0-         (130)           -0-          (97)

NOTE 16.  OTHER INCOME AND EXPENSE

     Other income consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Fees and commissions........................................  $ 63,441   $ 57,007   $ 49,040
Insurance premiums and commissions..........................    75,977     65,432     43,872
Capital markets income......................................    21,877     14,327      8,641
Gain on sale of mortgage servicing rights...................        15        168      2,851
Gain on sale of mortgages by subsidiaries...................   139,284     87,386     22,896
Gain on sale of interest in ATM network.....................        -0-        -0-     1,932
Gain on auto loan securitizations...........................     3,255      7,489         -0-
Other miscellaneous income..................................    46,414     31,067     63,443
                                                              --------   --------   --------
          Total.............................................  $350,263   $262,876   $192,675
                                                              ========   ========   ========

     Other expense consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Stationery, printing and supplies...........................  $ 17,849   $ 17,344   $ 16,658
Travel......................................................    23,314     22,148     18,480
Advertising and business development........................    25,029     22,137     23,139
Postage and freight.........................................    20,845     21,123     20,365
Telephone...................................................    34,254     34,326     33,752
Legal and other professional fees...........................    38,534     40,609     37,344
Other non-credit losses.....................................    32,873     42,436     60,702
Outside computer services...................................    15,595     26,051     21,431
Other outside services......................................    75,467     54,698     34,624
Licenses, use, and other taxes..............................     5,883     10,155      5,556
Amortization of mortgage servicing rights...................    42,059     33,856     41,359
(Recapture of) impairment provision-mortgage servicing
  rights....................................................    (1,000)    36,725      3,775
Subsidiary minority interest................................    12,967     12,321      2,680
Amortization of excess purchase price.......................        -0-        -0-    52,109
Amortization of core deposit intangible.....................     1,338      1,406         29
Ineffective hedge expense...................................      (263)     6,709     (4,463)
Loss on debt extinguishment.................................    20,580      5,187         -0-
FDIC insurance..............................................     4,640      4,914      5,412
Other miscellaneous expenses................................   161,041    152,270    119,653
                                                              --------   --------   --------
          Total.............................................  $531,005   $544,415   $492,605
                                                              ========   ========   ========

NOTE 17.  INCOME TAXES

     At December 31, 2003, Regions has net operating loss carryforwards for federal tax purposes of $4.9 million that expire in years 2004 through 2013. These carryforwards resulted from various acquired financial institutions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Regions' deferred tax assets and liabilities as of December 31, 2003 and 2002 are listed below.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Loan loss allowance.......................................  $170,934   $163,352
  Net operating loss carryforwards..........................     1,850      1,394
  Deferred compensation.....................................    25,766     17,505
  Capitalized loan fees.....................................    10,390     10,021
  Impairment reserve........................................    13,585     14,553
  Other.....................................................    65,032     55,443
                                                              --------   --------
          Total deferred tax assets.........................   287,557    262,268
Deferred tax liabilities:
  Tax over book depreciation................................    15,291      6,091
  Accretion of bond discount................................     4,777      4,670
  Direct lease financing....................................   163,078    125,523
  Pension and other retirement benefits.....................    17,034     14,844
  Mark-to-market of securities available for sale...........    39,613    100,713
  Originated mortgage servicing rights......................    27,769     25,711
  Other.....................................................    57,864     62,901
                                                              --------   --------
          Total deferred tax liabilities....................   325,426    340,453
                                                              --------   --------
  Net deferred tax liability................................  $(37,869)  $(78,185)
                                                              ========   ========

     Applicable income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 35% for the reasons below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Tax on income computed at statutory federal income tax
  rate......................................................  $319,050   $304,234   $251,283
Increases (decreases) in taxes resulting from:
  Tax exempt income from obligations of states and political
     subdivisions...........................................   (11,436)   (13,971)   (17,490)
  State income tax, net of federal tax benefit..............    11,622      8,025      3,770
  Effect of recapitalization of subsidiary..................   (34,500)   (30,000)   (40,000)
  Non-deductible goodwill...................................        -0-        -0-    17,634
  Tax credits...............................................   (25,778)   (21,328)   (17,671)
  Other, net................................................       773      2,378     11,491
                                                              --------   --------   --------
          Total.............................................  $259,731   $249,338   $209,017
                                                              ========   ========   ========
Effective tax rate..........................................      28.5%      28.7%      29.1%

     From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans.

     During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital through issuance of a new class of participating preferred stock of this subsidiary. Regions is not subject to tax on the portion of the subsidiary's income allocated to the holders of the preferred stock for federal income tax purposes.

     Regions' federal and state income tax returns for the years 1998 through 2002 are open for review and examination by governmental authorities. In the normal course of these examinations, Regions is subject to challenges from governmental authorities regarding amounts of taxes due. Regions has received notices of proposed adjustments relating to taxes due for the years 1999 through 2001, which includes proposed adjustments relating to an increase in taxable income allocated to Regions from the mortgage-related subsidiary discussed above. Regions believes adequate provisions for income taxes have been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from Regions' current assessment of the proposed adjustments, Regions' effective tax rate in any given financial reporting period may be materially different from its current effective tax rate.

     The provisions for income taxes in the consolidated statements of income are summarized below. Included in these amounts are income taxes of $8,980,000, $18,079,000 and $11,237,000 in 2003, 2002 and 2001, respectively, related to securities transactions.

                                                              CURRENT    DEFERRED    TOTAL
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
2003
Federal.....................................................  $224,834   $17,017    $241,851
State.......................................................    14,788     3,092      17,880
                                                              --------   -------    --------
          Total.............................................  $239,622   $20,109    $259,731
                                                              ========   =======    ========
2002
Federal.....................................................  $209,916   $27,076    $236,992
State.......................................................    10,420     1,926      12,346
                                                              --------   -------    --------
          Total.............................................  $220,336   $29,002    $249,338
                                                              ========   =======    ========
2001
Federal.....................................................  $180,184   $23,033    $203,217
State.......................................................     5,143       657       5,800
                                                              --------   -------    --------
          Total.............................................  $185,327   $23,690    $209,017
                                                              ========   =======    ========

NOTE 18.  BUSINESS COMBINATIONS

     During 2003, Regions completed the following business combination:

DATE      COMPANY                            HEADQUARTERS LOCATION      TOTAL ASSETS
----      -------                            ---------------------     --------------
                                                                       (IN THOUSANDS)
December  Branches of Inter Savings Bank,  Palm City, Indiatlantic        $185,281
          FSB                              and Okeechobee, Florida

     The total cash received in this business combination was approximately $170 million. Total intangible assets recorded in connection with this transaction totaled approximately $9 million.

     During 2002, Regions completed the following additional business combinations:

DATE   COMPANY                                  HEADQUARTERS LOCATION   TOTAL ASSETS
----   -------                                  ---------------------  --------------
                                                                       (IN THOUSANDS)
April  ICT Group, LLC                           New Iberia, Louisiana     $    900
April  Brookhollow Bancshares, Inc.             Dallas, Texas              166,916
May    Independence Bank, National Association  Houston, Texas             112,408

     Regions' consolidated financial statements include the results of operations of acquired companies only from their respective dates of acquisition. The following unaudited summary information presents the consolidated results of operations of Regions on a pro forma basis, as if all the above companies had been acquired on January 1, 2002. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisitions had occurred at the beginning of the periods presented, or of results which may occur in the future.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
                                                                     (UNAUDITED)
Interest income.............................................  $2,219,003    $2,539,264
Interest expense............................................     744,532     1,040,468
                                                              ----------    ----------
  Net interest income.......................................   1,474,471     1,498,796
Provision for loan losses...................................     121,500       127,767
Non-interest income.........................................   1,398,757     1,264,046
Non-interest expense........................................   1,840,283     1,769,716
                                                              ----------    ----------
  Income before income taxes................................     911,445       865,359
Applicable income taxes.....................................     259,683       248,702
                                                              ----------    ----------
Net income..................................................  $  651,762    $  616,657
                                                              ==========    ==========
Net income per share........................................       $2.93         $2.75
Net income per share, diluted...............................        2.90          2.71

     The following chart summarizes the assets acquired and liabilities assumed in connection with business combinations in 2003 and 2002.

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash and due from banks.....................................  $170,006   $ 82,242
Interest-bearing deposits...................................        -0-     4,756
Securities held to maturity.................................        -0-        20
Securities available for sale...............................        -0-    33,492
Loans, net..................................................     4,598    153,683
Other assets................................................    10,677      6,031
Deposits....................................................   185,281    252,959
Borrowings..................................................        -0-     4,260
Other liabilities...........................................        -0-     1,988

     As of December 31, 2003, Regions had no pending business combinations.

     In January 2004, Regions signed a definitive agreement to merge with Union Planters Corporation ("UPC") of Memphis, Tennessee. As of December 31, 2003, UPC had assets of $31.9 billion, deposits of $23.1 billion and equity of $3.1 billion (see Note 26 "Subsequent Event" to the consolidated financial statements).

NOTE 19.  VARIABLE INTEREST ENTITIES

     Regions adopted Financial Accounting Standard Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) for all variable interest entities ("VIE") created after January 31, 2003. In addition, FIN 46 was adopted on December 31, 2003 for entities created prior to February 1, 2003 that are considered to be special-purpose entities. FIN 46 will be adopted on March 31, 2004 for entities created prior to February 1, 2003 which are not considered to be special-purpose entities. A summary of Regions' significant variable interests in VIEs is provided below.

     Regions owns the common stock of two subsidiary business trusts, which have issued manditorily redeemable preferred capital securities ("trust preferred securities"). One of the trusts issued $287.5 million in trust preferred securities in February 2001. The other trust issued $3.0 million in trust preferred securities and was acquired as part of a bank acquisition in November 2001. The trusts' only assets are junior subordinated debentures issued by Regions, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. Prior to the adoption of FIN 46 for special-purpose entities on December 31, 2003, Regions consolidated the trusts and reported the trust preferred securities in long-term debt. Regions determined that it is not the primary beneficiary of the trusts and, accordingly, deconsolidated the trusts upon the adoption of FIN 46 for special-purpose entities on December 31, 2003. As of December 31, 2003, the junior subordinated debentures were included in long-term debt and Regions' equity interest in the business trusts was included in other assets. The deconsolidation resulted in a net increase in long-term debt and other assets of $9.0 million. The deconsolidation of the trusts did not impact net income. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such preferred securities will continue to constitute Tier 1 capital until further notice.

     Regions invested in two grantor trusts during 2001 which are parties to leveraged lease financing transactions. The trusts have been determined to be VIEs. Regions' total investment in the trusts and maximum exposure to loss was $78.2 million as of December 31, 2003. FIN 46 did not impact Regions' current leveraged lease accounting for its investment in the trusts.

     Regions periodically invests in single-purpose trusts that own tax-exempt municipal bonds. These trusts were determined to be VIEs; however, Regions is not the primary beneficiary of the trusts. As of December 31, 2003, Regions maximum exposure to loss approximates its investment in the trusts of $14.7 million.

     Regions periodically invests in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The investments are funded through a combination of debt and equity with equity typically comprising 30% to 50% of the total partnership capital. Regions has concluded that these partnerships are VIEs, however, Regions is not the primary beneficiary of these partnerships. As of December 31, 2003, Regions' recorded investment in these limited partnerships was $159.5 million. Regions' maximum exposure to loss as of December 31, 2003 was $183.3 million, which includes $23.8 million in unfunded commitments to the partnerships.

     Regions has a recorded investment of $8.3 million in non-registered investment partnerships which were determined to be VIEs. Regions' maximum exposure to loss as of December 31, 2003, was $17.1 million which includes $8.8 million in unfunded commitments to the partnerships. FIN 46 will be effective for Regions' investments in these partnerships as of March 31, 2004. Management is still evaluating these partnerships to determine if Regions is the primary beneficiary. However, management does not believe the adoption of FIN 46 will have a material impact on Regions' financial position or results of operations.

NOTE 20.  STOCK OPTION AND LONG-TERM INCENTIVE PLANS

     Regions has stock option plans for certain key employees that provide for the granting of options to purchase up to 5,720,000 shares of Regions' common stock (excluding options assumed in connection with acquisitions). The terms of options granted are determined by the compensation committee of the Board of Directors; however, no options may be granted after ten years from the plans' adoption, and no options may be exercised beyond seven years from the date granted. The option price per share of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant; however, the option price of non-qualified options may be less than the fair market value of the common stock on the date of the grant. The plans also permit the granting of stock appreciation rights to holders of stock options. No stock appreciation rights were attached to options outstanding at December 31, 2003, 2002, and 2001.

     Regions' long-term incentive plans provide for the granting of up to 35,000,000 shares of common stock in the form of stock options, stock appreciation rights, performance awards or restricted stock awards. The terms of stock options granted under the long-term incentive plans are generally subject to the same terms as options granted under Regions' stock option plans. A maximum of 5,500,000 shares of restricted stock and 30,000,000 shares of performance awards may be granted. During 2003, 2002, and 2001, Regions granted 349,530; 382,210, and 329,750 shares, respectively, as restricted stock. Grantees of restricted stock must remain employed with Regions for certain periods from the date of the grant at the same or a higher level in order for the shares to be released, or the grantees must meet the standards of a retiree at which time the restricted shares may be prorated and released. However, during this period the grantee is eligible to receive dividends and exercise voting privileges on such restricted shares. In 2003, 2002, and 2001, 305,728; 236,896 and 134,227 restricted shares, respectively, were released. Total expense for restricted stock was $10,331,000 in 2003, $8,738,000 in 2002, and $4,310,000 in 2001.

     In connection with the business combinations with other companies in prior years, Regions assumed stock options that were previously granted by those companies and converted those options, based on the appropriate exchange ratio, into options to acquire Regions' common stock. The common stock for such options has been registered under the Securities Act of 1933 by Regions and is not included in the maximum number of shares that may be granted by Regions under its existing stock option plans.

     Stock option activity (including assumed options) over the last three years is summarized as follows:

                                                                                        WEIGHTED
                                                                          OPTION        AVERAGE
                                                       SHARES UNDER        PRICE        EXERCISE
                                                          OPTION         PER SHARE       PRICES
                                                       ------------   ---------------   --------
Balance at January 1, 2001...........................    8,790,433    $ 4.35 -- $41.38   $24.40
     Options assumed through acquisitions............      575,993     7.30 --  27.41     20.14
     Granted.........................................    9,555,042    27.91 --  32.30     28.56
     Exercised.......................................     (914,782)    4.35 --  26.06     15.78
     Canceled........................................     (724,774)   14.19 --  41.34     28.40
                                                        ----------
Outstanding at December 31, 2001.....................   17,281,912    $ 5.01 -- $41.38   $26.85
     Granted.........................................    3,883,100    30.42 --  35.77     31.31
     Exercised.......................................   (1,705,370)    5.01 --  35.66     20.50
     Canceled........................................     (480,099)   16.00 --  41.34     30.18
                                                        ----------
Outstanding at December 31, 2002.....................   18,979,543    $ 5.01 -- $41.38   $28.25
     Granted.........................................    3,583,700    31.68 --  37.39     31.84
     Exercised.......................................   (1,940,997)    5.01 --  35.71     23.53
     Canceled........................................     (539,773)   10.82 --  41.34     30.78
                                                        ----------
Outstanding at December 31, 2003.....................   20,082,473    $ 7.29 -- $41.38   $29.27
                                                        ==========
  Exercisable at December 31, 2003...................   12,400,092    $ 7.29 -- $41.38   $24.99

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

                                                                2003       2002       2001
                                                              --------   --------   --------
Pro forma net income (in thousands).........................  $642,550   $605,978   $475,081
Pro forma net income per share..............................     $2.89      $2.70      $2.11
Pro forma net income per share, diluted.....................      2.85       2.66       2.09

     Regions' options outstanding have a weighted average contractual life of
6.8 years. The weighted average fair value of options granted was $4.54 in 2003, $4.61 in 2002 and $4.83 in 2001. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003: expected dividend yield of 3.7%; expected option life of 5 years; expected volatility of 21.8%; and a risk-free interest rate of 2.8%. The 2002 assumptions used in the model included: expected dividend yield of 3.48%; expected option life of 5 years; expected volatility of 21.8%; and a risk-free interest rate of 2.7%. The 2001 assumptions were: expected dividend yield of 3.7%; expected option life of 5 years; expected volatility of 22.2%; and a risk-free interest rate of 4.3%.

     Since the exercise price of the Company's employee stock options equals the market price of underlying stock on the date of grant, no compensation expense is recognized.

     The effects of applying Statement 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

NOTE 21.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Presented below are condensed financial statements of Regions Financial
Corporation:

STATEMENTS OF CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................  $  495,101   $  301,261
Loans to subsidiaries.......................................     185,000      180,000
Securities held to maturity.................................         754        2,334
Securities available for sale...............................      31,132       32,389
Premises and equipment......................................      11,418       12,021
Investment in subsidiaries:
  Banks.....................................................   4,251,553    4,147,456
  Non-banks.................................................   1,010,860      943,707
                                                              ----------   ----------
                                                               5,262,413    5,091,163
Other assets................................................     281,016      321,208
                                                              ----------   ----------
                                                              $6,266,834   $5,940,376
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper............................................  $    5,500   $   17,250
Long-term borrowings........................................   1,614,520    1,658,416
Other liabilities...........................................     194,699       86,288
                                                              ----------   ----------
Total liabilities...........................................   1,814,719    1,761,954
Stockholders' equity:
  Common stock..............................................     139,598      138,336
  Surplus...................................................     983,669      936,958
  Undivided profits.........................................   3,392,563    3,116,748
  Treasury stock............................................     (49,944)          -0-
  Unearned restricted stock.................................     (13,771)     (13,620)
                                                              ----------   ----------
          Total stockholders' equity........................   4,452,115    4,178,422
                                                              ----------   ----------
                                                              $6,266,834   $5,940,376
                                                              ==========   ==========

STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income:
  Dividends received from bank..............................  $400,058   $225,058   $450,000
  Service fees from subsidiaries............................    74,679     65,012     54,309
  Interest from subsidiaries................................     6,314     10,202     17,124
  Other.....................................................     2,707      2,352      2,253
                                                              --------   --------   --------
                                                               483,758    302,624    523,686
Expenses:
  Salaries and employee benefits............................    40,641     29,198     23,242
  Interest..................................................    43,044     54,881     67,130
  Net occupancy expense.....................................     1,981      1,689      1,609
  Furniture and equipment expense...........................     1,421      1,487        896
  Legal and other professional fees.........................     7,028      8,018      9,408
  Amortization of excess purchase price.....................        -0-        -0-    20,878
  Other expenses............................................    20,224     15,967     11,640
                                                              --------   --------   --------
                                                               114,339    111,240    134,803
Income before income taxes and equity in undistributed
  earnings of subsidiaries..................................   369,419    191,384    388,883
Applicable income taxes (credit)............................   (11,884)   (13,562)   (15,585)
                                                              --------   --------   --------
Income before equity in undistributed earnings of
  subsidiaries..............................................   381,303    204,946    404,468
Equity in undistributed earnings of subsidiaries:
  Banks.....................................................   210,234    379,248     93,327
  Non-banks.................................................    60,304     35,708     11,139
                                                              --------   --------   --------
                                                               270,538    414,956    104,466
                                                              --------   --------   --------
          Net income........................................  $651,841   $619,902   $508,934
                                                              ========   ========   ========

STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
Operating activities:
  Net income..............................................  $ 651,841   $ 619,902   $ 508,934
  Adjustments to reconcile net cash provided by operating
     activities:
     Equity in undistributed earnings of subsidiaries.....   (270,538)   (414,956)   (104,465)
     Provision for depreciation and amortization..........     12,003      13,859      26,828
     Increase (decrease) in other liabilities.............    108,412     (34,288)    (32,760)
     Loss (gain) on sale of premises and equipment........          1          10         (19)
     Decrease (increase) in other assets..................     37,976    (263,126)    (34,027)
                                                            ---------   ---------   ---------
          Net cash provided (used) by operating
            activities....................................    539,695     (78,599)    364,491
Investing activities:
  Investment in subsidiaries..............................       (876)    (45,037)   (232,630)
  (Advances) principal payments on loans to
     subsidiaries.........................................     (5,000)    122,950    (302,950)
  Purchases and sales of premises and equipment...........       (782)     (1,905)       (622)
  Maturity of securities held to maturity.................      1,577         810          -0-
  Purchase of available for sale securities...............         -0-    (31,875)         -0-
                                                            ---------   ---------   ---------
          Net cash (used) provided by investing
            activities....................................     (5,081)     44,943    (536,202)
Financing activities:
  (Decrease) in commercial paper borrowings...............    (11,750)    (10,500)         -0-
  Cash dividends..........................................   (275,475)   (259,207)   (250,257)
  Purchase of treasury stock..............................    (49,944)   (358,199)   (406,733)
  Proceeds from long-term borrowings......................     36,995     749,972     802,846
  Principal payments on long-term borrowings..............    (80,892)    (87,580)    (26,660)
  Exercise of stock options...............................     40,292      28,755       9,280
                                                            ---------   ---------   ---------
          Net cash (used) provided by financing
            activities....................................   (340,774)     63,241     128,476
                                                            ---------   ---------   ---------
  Increase (decrease) in cash and cash equivalents........    193,840      29,585     (43,235)
  Cash and cash equivalents at beginning of year..........    301,261     271,676     314,911
                                                            ---------   ---------   ---------
  Cash and cash equivalents at end of year................  $ 495,101   $ 301,261   $ 271,676
                                                            =========   =========   =========

     Aggregate maturities of long-term borrowings in each of the next five years for the parent company only are as follows: $100,850,000 in 2004; $870,000 in 2005; $910,000 in 2006; $950,000 in 2007; and $1,480,000 in 2008.

NOTE 22.  REGULATORY CAPITAL REQUIREMENTS

     Regions and its banking subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items, and also qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive regulatory actions. As of December 31, 2003, the most recent notification from federal banking agencies categorized Regions and its significant subsidiaries as "well capitalized" under the regulatory framework.

     Minimum capital requirements for all banks are Tier 1 Capital of at least 4% of risk-weighted assets, Total Capital of at least 8% of risk-weighted assets and a Leverage Ratio of 3%, plus an additional 100- to 200-basis point cushion in certain circumstances, of adjusted quarterly average assets. Tier 1 Capital consists principally of stockholders' equity, excluding unrealized gains and losses on securities available for sale, less excess purchase price and certain other intangibles. Total Capital consists of Tier 1 Capital plus certain debt instruments and the allowance for loan losses, subject to limitation.

     Regions' and Regions Bank's capital levels at December 31, 2003 and 2002, exceeded the "well capitalized" levels, as shown below:

                                                          DECEMBER 31, 2003         TO BE
                                                        ----------------------      WELL
                                                            AMOUNT       RATIO   CAPITALIZED
                                                        --------------   -----   -----------
                                                        (IN THOUSANDS)
Tier 1 Capital:
  Regions Financial Corporation.......................    $3,588,581      9.72%      6.00%
  Regions Bank........................................     3,605,173     10.14       6.00
Total Capital:
  Regions Financial Corporation.......................    $5,340,824     14.46%     10.00%
  Regions Bank........................................     4,246,988     11.95      10.00
Leverage:
  Regions Financial Corporation.......................    $3,588,581      7.49%      5.00%
  Regions Bank........................................     3,605,173      8.05       5.00

                                                          DECEMBER 31, 2002         TO BE
                                                        ----------------------      WELL
                                                            AMOUNT       RATIO   CAPITALIZED
                                                        --------------   -----   -----------
                                                        (IN THOUSANDS)
Tier 1 Capital:
  Regions Financial Corporation.......................    $3,241,690      8.98%      6.00%
  Regions Bank........................................     3,496,862     10.01       6.00
Total Capital:
  Regions Financial Corporation.......................    $4,995,804     13.84%     10.00%
  Regions Bank........................................     4,130,762     11.82      10.00
Leverage:
  Regions Financial Corporation.......................    $3,241,690      6.92%      5.00%
  Regions Bank........................................     3,496,862      7.99       5.00

     In addition, Regions subsidiaries engaged in mortgage banking must adhere to various U.S. Department of Housing and Urban Development (HUD) regulatory guidelines including required minimum capital to maintain their Federal Housing Administration approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2003, Regions Mortgage and Equifirst were in compliance with HUD guidelines. Regions Mortgage and Equifirst are also subject to various capital requirements by secondary market investors.

NOTE 23.  EARNINGS PER SHARE

     The following table sets forth the computation of basic net income per share and diluted net income per share.

                                                         2003       2002       2001
                                                       --------   --------   --------
                                                            (IN THOUSANDS EXCEPT
                                                             PER SHARE AMOUNTS)
Numerator:
  For basic net income per share and diluted net
     income per share, net income....................  $651,841   $619,902   $508,934
                                                       ========   ========   ========
Denominator:
  For basic net income per share -- Weighted average
     shares outstanding..............................   222,106    224,312    224,733
  Effect of dilutive securities:
     Stock options...................................     3,012      3,327      2,330
                                                       --------   --------   --------
  For diluted net income per share...................   225,118    227,639    227,063
                                                       ========   ========   ========
Basic net income per share...........................  $   2.93   $   2.76   $   2.26
Diluted net income per share.........................  $   2.90   $   2.72   $   2.24

NOTE 24.  BUSINESS SEGMENT INFORMATION

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

     Regions utilizes a funds transfer pricing system affecting the method by which unit banks are reported within each region. This methodology is based on duration matched transfer pricing. During 2002, Regions modified the funds transfer pricing system to include prepayment option premium and term credit spreads on certain commercial and real estate loans.

     The following tables present financial information for each reportable segment.

                                                        TOTAL BANKING
                                           ---------------------------------------
                                            COMMUNITY                                 MORTGAGE
                                             BANKING      TREASURY      COMBINED       BANKING
                                           -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
2003
Net interest income......................  $ 1,164,372   $   272,278   $ 1,436,650   $    61,161
Provision for loan losses................      114,765         2,668       117,433            31
Non-interest income......................      338,529        25,672       364,201       335,324
Non-interest expense.....................      857,732        54,551       912,283       257,654
Income taxes (benefit)...................      172,516        90,274       262,790        53,608
                                           -----------   -----------   -----------   -----------
  Net income (loss)......................  $   357,888   $   150,457   $   508,345   $    85,192
                                           ===========   ===========   ===========   ===========
Average assets...........................  $26,431,947   $14,811,389   $41,243,336   $ 1,594,692

                                           INVESTMENT
                                            BANKING/
                                           BROKERAGE/                                   TOTAL
                                              TRUST       INSURANCE       OTHER        COMPANY
                                           -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
Net interest income......................  $    22,299   $     2,176   $   (47,688)  $ 1,474,598
Provision for loan losses................           -0-           -0-        4,036       121,500
Non-interest income......................      645,896        74,577       (21,241)    1,398,757
Non-interest expense.....................      536,767        55,291        78,288     1,840,283
Income taxes (benefit)...................       49,371         7,519      (113,557)      259,731
                                           -----------   -----------   -----------   -----------
  Net income (loss)......................  $    82,057   $    13,943   $   (37,696)  $   651,841
                                           ===========   ===========   ===========   ===========
Average assets...........................  $ 2,756,669   $   125,751   $ 2,755,944   $48,476,392

                                                        TOTAL BANKING
                                           ---------------------------------------
                                            COMMUNITY                                 MORTGAGE
                                             BANKING      TREASURY      COMBINED       BANKING
                                           -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
2002
Net interest income......................  $ 1,156,765   $   289,728   $ 1,446,493   $    38,774
Provision for loan losses................      120,230         2,277       122,507            66
Non-interest income......................      324,432        50,995       375,427       237,408
Non-interest expense.....................      850,163        35,655       885,818       209,962
Income taxes (benefit)...................      169,841       113,547       283,388        23,193
                                           -----------   -----------   -----------   -----------
  Net income (loss)......................  $   340,963   $   189,244   $   530,207   $    42,961
                                           ===========   ===========   ===========   ===========
Average assets...........................  $25,506,228   $13,713,832   $39,220,060   $ 1,057,992

                                           INVESTMENT
                                            BANKING/
                                           BROKERAGE/                                   TOTAL
                                              TRUST       INSURANCE       OTHER      CORPORATION
                                           -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
Net interest income......................  $    24,259   $     2,517   $   (14,455)  $ 1,497,588
Provision for loan losses................           -0-           -0-        4,927       127,500
Non-interest income......................      581,322        63,740           981     1,258,878
Non-interest expense.....................      500,726        47,214       116,006     1,759,726
Income taxes (benefit)...................       38,929         6,769      (102,941)      249,338
                                           -----------   -----------   -----------   -----------
  Net income (loss)......................  $    65,926   $    12,274   $   (31,466)  $   619,902
                                           ===========   ===========   ===========   ===========
Average assets...........................  $ 2,797,087   $   112,785   $ 2,951,948   $46,139,872

                                                        TOTAL BANKING
                                           ---------------------------------------
                                            COMMUNITY                                 MORTGAGE
                                             BANKING      TREASURY      COMBINED       BANKING
                                           -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
2001
Net interest income......................  $ 1,175,072   $   193,467   $ 1,368,539   $    22,814
Provision for loan losses................      155,076         2,531       157,607           421
Non-interest income......................      322,854        22,950       345,804       194,091
Non-interest expense.....................      724,718        32,440       757,158       156,688
Income taxes (benefit)...................      219,093        68,042       287,135        18,945
                                           -----------   -----------   -----------   -----------
  Net income (loss)......................  $   399,039   $   113,404   $   512,443   $    40,851
                                           ===========   ===========   ===========   ===========
Average assets...........................  $24,197,628   $15,272,366   $39,469,994   $   902,012

                                           INVESTMENT
                                            BANKING/
                                           BROKERAGE/                                   TOTAL
                                              TRUST       INSURANCE       OTHER      CORPORATION
                                           -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
Net interest income......................  $    23,485   $     3,211   $     7,444   $ 1,425,493
Provision for loan losses................           -0-           -0-        7,374       165,402
Non-interest income......................      431,180        44,984       (11,278)    1,004,781
Non-interest expense.....................      377,420        33,686       221,969     1,546,921
Income taxes (benefit)...................       28,362         4,477      (129,902)      209,017
                                           -----------   -----------   -----------   -----------
  Net income (loss)......................  $    48,883   $    10,032   $  (103,275)  $   508,934
                                           ===========   ===========   ===========   ===========
Average assets...........................  $ 2,721,781   $    87,263   $ 1,474,082   $44,655,132

NOTE 25.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     The following tables illustrate the impact of the adoption of Statement
142:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Net income..................................................  $651,841   $619,902   $508,934
Add back: excess purchase price amortization................        -0-        -0-    46,751
                                                              --------   --------   --------
Net income as adjusted for the adoption of Statement 142....  $651,841   $619,902   $555,685
                                                              ========   ========   ========
Per share:
  Net income................................................     $2.93      $2.76      $2.26
  Net income -- diluted.....................................     $2.90      $2.72      $2.24
  Net income, as adjusted for the adoption of Statement
     142....................................................     $2.93      $2.76      $2.47
  Net income -- diluted, as adjusted for the adoption of
     Statement 142..........................................     $2.90      $2.72      $2.45

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (Statement 149), "Amendment of FASB Statement No. 133 on Derivative and Hedging Transactions." Statement 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. Statement 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on Regions' financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (Statement 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 did not have a material effect on Regions' financial position or results of operations.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." In December 2003, the FASB revised FIN 46 to incorporate several FASB Staff Positions and change the effective date. FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE). In general, FIN 46 defines a VIE as any legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 excludes certain interests from its scope including transferors to qualifying special purpose entities subject to Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and employee benefit plans subject to specific accounting requirements in existing FASB Statements. FIN 46 was effective immediately to VIEs created after January 31, 2003. For variable interests in entities created before February 1, 2003, that are considered to be special-purpose entities, FIN 46 was effective on December 31, 2003, for calendar-year companies. For variable interests in other entities created before February 1, 2003, FIN 46 will be effective on March 31, 2004, for calendar-year companies. Regions adopted the provisions of FIN 46 for all variable interests in entities created or modified after January 31, 2003. In addition, Regions adopted FIN 46 on December 31, 2003, for entities created before February 1, 2003, that are considered to be special-purpose entities. The adoption of FIN 46 for special-purpose entities resulted in the deconsolidation of two subsidiary business trusts, which have issued trust-preferred securities. Significant variable interests in VIEs and the impact of the deconsolidation of the two subsidiary business trusts are disclosed in Note 19. FIN 46 will be adopted on March 31, 2004, for entities created before February 1, 2003, that are not considered to be special-purpose entities. Management does not believe the adoption of FIN 46 for these entities will have a material effect on Regions' financial position or results of operations.

     In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (Statement 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revision was made to improve financial statement disclosures for defined benefit plans. Statement 132, as revised, requires companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to increased annual disclosures, Statement 132, as revised, requires companies to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The revision to Statement 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures of Statement 132, as revised, are effective for interim periods beginning after December 15, 2003. Regions has adopted the revisions to Statement 132 and the increased required disclosures are in Note 11 "Employee Benefit Plans."

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans and Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of cash flows expected at acquisition to be collected over the investor's initial investment of the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 also prohibits carrying over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company is currently assessing the impact, if any, SOP 03-3 will have on the results of operations and financial position.

     In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies which sponsor postretirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" permits deferring the recognition of the new Medicare provisions' impact due to lack of specific authoritative guidance on accounting for the federal subsidy. The Company has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. Accordingly, the postretirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. The accounting guidance, when issued, could require changes to previously reported financial information. Management does not believe the adoption of this standard will have a material effect on Regions' financial position or results of operations.

     On March 9, 2004, the SEC released Staff Accounting Bulletin No. 105 (SAB
105), "Application of Accounting Principles to Loan Commitments" that will require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective not later than for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications. SAB 105 will require the Company to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, SAB 105 will delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it will have no effect on the ultimate amount of revenue or cash flows recognized over time. The Company is currently assessing the impact of SAB 105 on its results of operations and financial position.

NOTE 26.  SUBSEQUENT EVENT

     In January 2004, the Company signed a definitive merger agreement with Union Planters Corporation, headquartered in Memphis, Tennessee. Terms of the agreement include the formation of a new holding company to be named Regions Financial Corporation upon completion of the transaction. In the transaction, each share of Union Planters Corporation common stock will be converted into one share of the new company common stock and each share of Regions' common stock will be converted into 1.2346 shares of the new company common stock. The merger will be accounted for as a purchase of Union Planters for accounting and financial reporting purposes. As a result, the historical financial statements of Regions will become the historical financial statements of the combined company. The transaction is expected to close in mid 2004, subject to customary regulatory and stockholder approvals. Additional information on the proposed merger is included in Regions' Form 8-K dated as of January 22, 2004, and filed as of January 26, 2004, and Regions' Form 8-K dated as of January 22, 2004, and filed as of January 30, 2004.

NOTE 27. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS, COMMON STOCK MARKET PRICES AND DIVIDENDS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                     -----------------------------------------
                                                     MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                     --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2003
Total interest income..............................  $575,986   $561,946   $540,921   $540,277
Total interest expense.............................   216,083    195,645    172,045    160,759
Net interest income................................   359,903    366,301    368,876    379,518
Provision for loan losses..........................    31,500     30,000     30,000     30,000
Net interest income after provision for loan
  losses...........................................   328,403    336,301    338,876    349,518
Total non-interest income, excluding securities
  gains (losses)...................................   331,691    362,325    347,712    331,371
Securities gains (losses)..........................     9,898     15,799        (37)        (2)
Total non-interest expense.........................   448,174    483,985    456,177    451,947
Income taxes.......................................    63,218     65,674     65,652     65,187
                                                     --------   --------   --------   --------
Net income.........................................  $158,600   $164,766   $164,722   $163,753
                                                     ========   ========   ========   ========
Per share:
  Net income.......................................  $    .72   $    .74   $    .74   $    .74
  Net income, diluted..............................       .71        .73        .73        .73
  Cash dividends declared..........................       .30        .30        .32        .32
  Market price:
     Low...........................................     29.83      31.52      33.30      34.25
     High..........................................     35.32      36.44      36.75      37.90
2002
Total interest income..............................  $641,576   $638,719   $640,694   $616,000
Total interest expense.............................   271,790    263,628    260,549    243,434
                                                     --------   --------   --------   --------
Net interest income................................   369,786    375,091    380,145    372,566
Provision for loan losses..........................    30,000     30,000     35,000     32,500
                                                     --------   --------   --------   --------
Net interest income after provision for loan
  losses...........................................   339,786    345,091    345,145    340,066
Total non-interest income, excluding securities
  gains............................................   276,752    288,772    304,039    337,661
Securities gains...................................     1,856      1,928     22,642     25,228
Total non-interest expense.........................   402,360    421,073    452,451    483,842
Income taxes.......................................    61,971     61,592     62,896     62,879
                                                     --------   --------   --------   --------
Net income.........................................  $154,063   $153,126   $156,479   $156,234
                                                     ========   ========   ========   ========
Per share:
  Net income.......................................  $    .67   $    .68   $    .71   $    .71
  Net income, diluted..............................       .66        .67        .70        .70
  Cash dividends declared..........................       .29        .29        .29        .29
  Market price:
     Low...........................................     29.54      33.61      28.00      27.10
     High..........................................     34.86      36.25      36.24      35.47

     Regions Common Stock trades on the New York Stock Exchange under the symbol RF. At December 31, 2003, there were 49,740 shareholders of record of Regions Financial Corporation Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     Based on an evaluation, as of the end of the period covered by this Form 10-K, under the supervision and with the participation of Regions' management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and the Chief Financial Officer have concluded that Regions' disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. During the fourth fiscal quarter of the year ended December 31, 2003, there have been no significant changes in Regions' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Regions' internal control over financial reporting.

                                    PART III

     Regions incorporates by reference in this report on Form 10-K certain information from Regions' definitive proxy statement expected to be filed on or before April 29, 2004. All such information will appear in the portion of the proxy statement pertaining to Regions' annual meeting and will appear under the heading "Other Matters to be Considered at the Regions Meeting."

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Registrant incorporates by reference in this report on Form 10-K all information to be presented under the sub captions "Information On Directors", "The Board and Committees of the Board", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Code of Ethics", in the Registrant's definitive proxy statement expected to be filed on or before April 29, 2004.

     Executive officers of the Registrant as of December 31, 2003, are as follows:

                                                              POSITION AND
                                                            OFFICES HELD WITH                 OFFICER
EXECUTIVE OFFICER                       AGE            REGISTRANT AND SUBSIDIARIES             SINCE
-----------------                       ---            ---------------------------            -------
Carl E. Jones, Jr. ...................  63    Chairman, Director, President and Chief           1983*
                                                Executive Officer, Registrant and Regions
                                                Bank; Director Regions Interstate Billing
                                                Service, Inc., and EFC Holdings
                                                Corporation.
Richard D. Horsley....................  61    Vice Chairman, Director and Chief Operating       1972
                                                Officer, Registrant and Regions Bank;
                                                Director and Vice President, Regions
                                                Agency, Inc.; Director, Regions Life
                                                Insurance Company and EFC Holdings
                                                Corporation.
Allen B. Morgan, Jr. .................  61    Vice Chairman and Director, Registrant and        2001*
                                                Regions Bank; Chairman and Director Morgan
                                                Keegan & Company, Inc.
William E. Askew......................  54    Executive Vice President -- Retail Banking        1987
                                                Division, Registrant and Regions Bank;
                                                Director, Regions Bank.
John I. Fleischauer, Jr. .............  55    President/West Region; Director, Regions          1999*
                                                Bank.
Robert A. Goethe......................  49    Chief Executive Officer -- Regions Mortgage;      2003
                                                Director, Regions Bank.

                                                              POSITION AND
                                                            OFFICES HELD WITH                 OFFICER
EXECUTIVE OFFICER                       AGE            REGISTRANT AND SUBSIDIARIES             SINCE
-----------------                       ---            ---------------------------            -------
David C. Gordon.......................  55    Executive Vice President -- Operations            2003
                                                Division, Registrant and Regions Bank;
                                                Director, Regions Bank.
Ronald C. Jackson.....................  47    Senior Vice President and Comptroller,            2003
                                                Registrant and Regions Bank; Director and
                                                Secretary/Treasurer, Regions Asset
                                                Management Company, Inc.;
                                                Secretary/Treasurer, RAMCO-FL Holding, Inc.
D. Bryan Jordan.......................  42    Executive Vice President and Chief Financial      2000
                                                Officer, Registrant and Regions Bank;
                                                Director and President, Regions Asset
                                                Management Company, Inc. and RAMCO-FL
                                                Holding, Inc.; Director, Regions Bank and
                                                Rebsamen Insurance, Inc.
Peter D. Miller.......................  57    President/East Region; Director, Regions          1996*
                                                Bank.
E. Cris Stone.........................  61    Executive Vice President -- Chief Credit          1988
                                                Officer, Registrant and Regions Bank;
                                                Director and Vice President, Regions
                                                Financial Leasing, Inc.; Director Regions
                                                Bank and Regions Interstate Billing
                                                Service, Inc.
Samuel E. Upchurch Jr. ...............  52    President/Central Region; Corporate               1994
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

ITEM 11.  EXECUTIVE COMPENSATION

     All information to be presented under the caption "Executive Compensation and Other Transactions", excluding the information under the caption "Report of the Compensation Committee Regarding Executive Compensation" of the Registrant's definitive proxy statement expected to be filed on or before April 29, 2004, is incorporated herein by reference; information presented under the caption "Report of the Compensation Committee Regarding Executive Compensation" is specifically not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     All information to be presented under the caption "Voting Securities and Principal Holders Thereof" of the Registrant's definitive proxy statement expected to be filed on or before April 29, 2004, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of Regions existing equity compensation plans as of December 31, 2003.

                                                                                      NUMBER OF SECURITIES
                                  NUMBER OF SECURITIES                              REMAINING AVAILABLE FOR
                                   TO BE ISSUED UPON        WEIGHTED AVERAGE      FUTURE ISSUANCE UNDER EQUITY
                                      EXERCISE OF          EXERCISE PRICE OF           COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
PLAN CATEGORY                     WARRANTS AND RIGHTS     WARRANTS AND RIGHTS      REFLECTED IN FIRST COLUMN)
-------------                     --------------------    --------------------    ----------------------------
Equity Compensation Plans
  Approved by Stockholders......       17,138,410(a)             $29.72                    6,787,832(b)
Equity Compensation Plans Not
  Approved by Stockholders(c)...        2,944,063                $26.64                           -0-
                                       ----------                                          ---------
Total...........................       20,082,473                $29.27                    6,787,832

(a) Does not include outstanding restricted stock awards.

(b) Calculated by deducting all grants from the total number of share equivalents authorized to be awarded under Regions' long term incentive plans.

(c) Consists of outstanding stock issued under plans assumed by Regions in connection with certain business combinations, including 2,220,219 outstanding options awarded under the Morgan Keegan 2000 Equity Compensation Plan in 2001 following Regions' acquisition of Morgan Keegan. In each instance, the number of shares subject to option and the exercise price of outstanding options have been adjusted to reflect the applicable exchange ratio.

ITEM 13.  CERTAIN RELATIONSHIPS AND SELECTED TRANSACTIONS

     All information presented under the caption "Other Transactions", of the Registrant's proxy statement expected to be filed on or before April 29, 2004, are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     All information presented under the caption "Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees", of the Registrant's definitive proxy statement expected to be filed on or before April 29, 2004, are incorporated herein by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)1. Consolidated Financial Statements. The following consolidated financial statements are included in Item 8 of this report:

     Report of Independent Auditors;

     Consolidated Statements of Condition -- December 31, 2003 and 2002;

     Consolidated Statements of Income -- Years ended December 31, 2003, 2002 and 2001;

     Consolidated Statements of Cash Flows -- Years ended December 31, 2003, 2002 and 2001;

     Consolidated Statements of Changes in Stockholders' Equity -- Years ended
      December 31, 2003, 2002 and 2001;

     Notes to Consolidated Financial Statements

     2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules are included in Item 8 hereto:

     None. The Schedules to the consolidated financial statements are not required under the related instructions or are inapplicable.

     3. Exhibits. The exhibits indicated below are either included or incorporated by reference as indicated.

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBITS
--------------                            -----------------------
     2           --     Merger agreement dated January 22, 2004, between the
                        Registrant and Union Planters Corporation, incorporated by reference from the Registrant's Form 8-K, dated January 22,
                        2004 and filed with the Commission on January 30, 2004.
     3.1         --     Bylaws as last amended on March 17, 1999, incorporated
                        herein by reference from the exhibits to the registration
                        statement filed with the Commission and assigned file number
                        333-86975.
     3.2         --     Certificate of Incorporation as last amended on June 18,
                        1999, incorporated herein by reference from the exhibits to the registration statement filed with the Commission and
                        assigned file number 333-86975.
     4.1         --     Subordinated Notes Trust Indenture dated as of December 1,
                        1992, between Registrant and Bankers Trust Company
                        incorporated by reference from the exhibits to the registra-
                        tion statement filed with the Commission and assigned file number 33-45714.
     4.2         --     Trust Indenture dated as of February 26, 2001, between
                        Registrant and Bankers Trust Company incorporated by
                        reference from the exhibits to the registration statement
                        filed with the Commission and assigned file number
                        333-54552.
     4.3         --     First Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of February 26, 2001 and filed as of March 5, 2001.
     4.4         --     Amended Declaration Trust of Regions Financing Trust I dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                        commission and assigned file number 333-54552.
     4.5         --     Preferred Securities Guaranty Agreement of Registrant dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                        Commission and assigned file number 333-54552.
     4.6         --     Second Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of March 5, 2001 and filed as of March 13, 2001.
     4.7         --     Subordinated Notes Trust Indenture dated as of May 15, 2002 between Registrant and Deutsche Bank Trust Company Americas, incorporated by reference from Registrant's annual report on
                        Form 10-K for fiscal year 2002, filed with the Commission on
                        March 24, 2003.
     4.8         --     Supplemental Indenture dated as of May 15, 2002, between
                        Registrant and Deutsche Bank Trust Company Americas
                        incorporated by reference from Registrant's current report on Form 8-K dated as of May 15, 2002 and filed as of May 17,
                        2002.
    10.1*        --     Regions 1988 Stock Option Plan, incorporated by reference
                        from Registrant's annual report on Form 10-K for fiscal year
                        2002, filed with the Commission on March 24, 2003.
    10.2*        --     Regions Amended and Restated 1991 Long-Term Incentive Plan
                        incorporated by reference from Exhibit B to the Registrant's proxy statement filed with the Commission and dated March
                        16, 1995.
    10.3*        --     Regions Management Incentive Plan Amended and Restated as of
                        January 1, 1999, incorporated by reference from Appendix B to the Registrant's proxy statement filed with the
                        Commission and dated April 7, 1999.
    10.4*        --     Regions 1999 Long-Term Incentive Plan incorporated by
                        reference from Appendix C to the Registrant's proxy
                        statement filed with the Commission and dated April 7, 1999.
    10.5*        --     Regions Supplemental Executive Retirement Plan, as amended, incorporated by reference from the Registrant's annual
                        report on Form 10-K for fiscal year 2002, filed with the
                        Commission on March 24, 2003.

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBITS
--------------                            -----------------------
    10.6*        --     Regions Directors' Deferred Stock Investment Plan, as
                        amended, incorporated by reference from Registrant's annual report on Form 10-K for fiscal year 2002, filed with the
                        Commission on March 24, 2003.
    10.7*        --     Regions Supplemental 401(k) Plan incorporated by reference from the exhibits to the registration statement filed with the Commission and assigned file No. 333-52764.
    10.8*        --     Morgan Keegan 2000 Equity Compensation Plan incorporated by reference from the exhibits to the registration statement
                        filed with the Commission and assigned the File No.
                        333-58638.
    10.9*        --     Employment Agreement dated as of September 1, 2001, between the Registrant and Carl E. Jones, Jr., President and Chief
                        Executive Officer, incorporated by reference from
                        Registrant's annual report on Form 10-K for fiscal year
                        2001, filed with the Commission on March 22, 2002.
    10.10*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and Richard D. Horsley, Chief Operating
                        Officer, incorporated by reference from Registrant's annual report on Form 10-K for fiscal year 2001, filed with the
                        Commission on March 22, 2002.
    10.11*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and Allen B. Morgan, Jr., Chief Executive
                        Officer of Morgan Keegan & Company, Inc, incorporated by
                        reference from Registrant's annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22,
                        2002.
    10.12*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and John I. Fleischauer, Jr., Regional
                        President, incorporated by reference from Registrant's
                        annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22, 2002.
    10.13*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and Peter D. Miller, Regional President,
                        incorporated by reference from Registrant's annual report on
                        Form 10-K for fiscal year 2001, filed with the Commission on
                        March 22, 2002.
    10.14*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and William E. Askew, Executive Vice
                        President, incorporated by reference from Registrant's
                        annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22, 2002.
    10.15*       --     Employment Agreement dated as of September 1, 2001, between the Registrant and E. Cris Stone, Executive Vice President,
                        incorporated by reference from Registrant's annual report on
                        Form 10-K for fiscal year 2001, filed with the Commission on
                        March 22, 2002.
    10.16*       --     Employment Agreement dated as of January 1, 2003, between
                        the Registrant and Samuel E. Upchurch, Jr., Regional
                        President, incorporated by reference from the Registrant's annual report on Form 10-K for fiscal year 2002, filed with the Commission on March 24, 2003.
    10.17*       --     Employment Agreement dated as of January 1, 2003, between
                        the Registrant and D. Bryan Jordan, Executive Vice
                        President, incorporated by reference from the Registrant's annual report on Form 10-K for fiscal year 2002, filed with the Commission on March 24, 2003.
    10.18*       --     Employment Agreement dated as of January 1, 2003, between
                        the Registrant and David C. Gordon, Executive Vice President
                        incorporated by reference from the Registrant's annual
                        report on Form 10-K for fiscal year 2002, filed with the
                        Commission on March 24, 2003.
    10.19*       --     Employment Agreement dated as of January 1, 2003, between
                        the Registrant and Robert A. Goethe, Chief Executive
                        Officer, Regions Mortgage, incorporated by reference from
                        the Registrant's annual report on Form 10-K for fiscal year
                        2002, filed with the Commission on March 24, 2003.
    21           --     List of Subsidiaries of the Registrant.

 SEC ASSIGNED
EXHIBIT NUMBER                            DESCRIPTION OF EXHIBITS
--------------                            -----------------------
    23           --     Consent of Independent Auditors.
    31.1         --     Certification of Chief Executive Officer pursuant to Section
                        302 of the Sarbanes Oxley Act of 2002.
    31.2         --     Certification of Chief Financial Officer pursuant to Section
                        302 of the Sarbanes Oxley Act of 2002.
    32           --     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.1         --     Amendment to employment agreement between the Registrant and
                        Carl E. Jones, Jr., President and Chief Executive Officer,
                        dated January 22, 2004.

     *Compensatory plan or agreement.

     Copies of the exhibits are available to stockholders upon request to:

     Investor Relations
     417 North 20th Street
     Post Office Box 10247
     Birmingham, Alabama 35202-0247

     (B) Reports on Form 8-K:

        No reports on Form 8-K were filed during the fourth quarter of 2003.

          The following reports on Form 8-K were furnished during the fourth quarter of 2003:

          - A report submitted October 16, 2003 relating to the press release reporting on Regions results of operations for the third quarter of 2003.

          - A report submitted October 28, 2003 relating to a presentation given by representatives of the registrant at the U.S. Bancorp Piper Jaffray Financial Services Conference.

          - A report submitted November 6, 2003 relating to a presentation given by representatives of the registrant at the BancAnalyst Association of Boston 2003 Fall Conference.

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

                                          Date: March 11, 2004

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----
             /s/ Carl E. Jones, Jr.               Chairman, Chief Executive Officer,    March 11, 2004
------------------------------------------------  President and Director
               Carl E. Jones, Jr.

              /s/ D. Bryan Jordan                 Executive Vice President and Chief    March 11, 2004
------------------------------------------------  Financial Officer
                D. Bryan Jordan

             /s/ Ronald C. Jackson                Senior Vice President and             March 11, 2004
------------------------------------------------  Comptroller
               Ronald C. Jackson

             /s/ Richard D. Horsley               Vice Chairman, Director and Chief     March 11, 2004
------------------------------------------------  Operating Officer
               Richard D. Horsley

            /s/ Allen B. Morgan, Jr.              Vice Chairman, Director and           March 11, 2004
------------------------------------------------  Chairman, Morgan Keegan & Company,
              Allen B. Morgan, Jr.                Inc.

            /s/ James B. Boone, Jr.               Director                              March 11, 2004
------------------------------------------------
              James B. Boone, Jr.

             /s/ James S. M. French               Director                              March 11, 2004
------------------------------------------------
               James S. M. French

             /s/ Margaret H. Greene               Director                              March 11, 2004
------------------------------------------------
               Margaret H. Greene

              /s/ Susan W. Matlock                Director                              March 11, 2004
------------------------------------------------
                Susan W. Matlock

              /s/ Malcolm Portera                 Director                              March 11, 2004
------------------------------------------------
                Malcolm Portera

            /s/ Jon W. Rotenstreich               Director                              March 11, 2004
------------------------------------------------
              Jon W. Rotenstreich

             /s/ W. Woodrow Stewart               Director                              March 11, 2004
------------------------------------------------
               W. Woodrow Stewart

           /s/ Lee J. Styslinger, III             Director                              March 11, 2004
------------------------------------------------
             Lee J. Styslinger, III

               /s/ John H. Watson                 Director                              March 11, 2004
------------------------------------------------
                 John H. Watson

           /s/ C. Kemmons Wilson, Jr.             Director                              March 11, 2004
------------------------------------------------
             C. Kemmons Wilson, Jr.

               /s/ Harry W. Witt                  Director                              March 11, 2004
------------------------------------------------
                 Harry W. Witt

                                 EXHIBITS INDEX

 SEC ASSIGNED
EXHIBIT NUMBER                           DESCRIPTION OF EXHIBITS
--------------                           -----------------------
     2            --   Merger agreement dated January 22, 2004, between the
                       Registrant and Union Planters Corporation, incorporated by reference from the Registrant's Form 8-K, dated January 22,
                       2004 and filed with the Commission on January 30, 2004.
     3.1          --   Bylaws as last amended on March 17, 1999, incorporated
                       herein by reference from the exhibits to the registration
                       statement filed with the Commission and assigned file num-
                       ber 333-86975.
     3.2          --   Certificate of Incorporation as last amended on June 18,
                       1999, incorporated herein by reference from the exhibits to the registration statement filed with the Commission and
                       assigned file number 333-86975.
     4.1          --   Subordinated Notes Trust Indenture dated as of December 1,
                       1992, between Registrant and Bankers Trust Company
                       incorporated by reference from the exhibits to the
                       registration statement filed with the Commission and
                       assigned file number 33-45714.
     4.2          --   Trust Indenture dated as of February 26, 2001, between
                       Registrant and Bankers Trust Company incorporated by
                       reference from the exhibits to the registration statement
                       filed with the Commission and assigned file number
                       333-54552.
     4.3          --   First Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of February 26, 2001 and filed as of March 5, 2001.
     4.4          --   Amended Declaration Trust of Regions Financing Trust I dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                       commission and assigned file number 333-54552.
     4.5          --   Preferred Securities Guaranty Agreement of Registrant dated as of February 26, 2001, incorporated by reference from the exhibits to the registration statement filed with the
                       Commission and assigned file number 333-54552.
     4.6          --   Second Supplemental Indenture dated as of February 26, 2001, between Registrant and Bankers Trust Company incorporated by reference from Registrant's current report on Form 8-K dated as of March 5, 2001 and filed as of March 13, 2001.
     4.7          --   Subordinated Notes Trust Indenture dated as of May 15, 2002 between Registrant and Deutsche Bank Trust Company Americas, incorporated by reference from Registrant's annual report on
                       Form 10-K for fiscal year 2002, filed with the Commission on
                       March 24, 2003.
     4.8          --   Supplemental Indenture dated as of May 15, 2002, between
                       Registrant and Deutsche Bank Trust Company Americas
                       incorporated by reference from Registrant's current report on Form 8-K dated as of May 15, 2002 and filed as of May 17,
                       2002.
    10.1          --   Regions 1988 Stock Option Plan, incorporated by reference
                       from Registrant's annual report on Form 10-K for fiscal year
                       2002, filed with the Commission on March 24, 2003.
    10.2          --   Regions Amended and Restated 1991 Long-Term Incentive Plan
                       incorporated by reference from Exhibit B to the Registrant's proxy statement filed with the Commission and dated March
                       16, 1995.
    10.3          --   Regions Management Incentive Plan Amended and Restated as of
                       January 1, 1999, incorporated by reference from Appendix B to the Registrant's proxy statement filed with the
                       Commission and dated April 7, 1999.
    10.4          --   Regions 1999 Long-Term Incentive Plan incorporated by
                       reference from Appendix C to the Registrant's proxy
                       statement filed with the Commission and dated April 7, 1999.

 SEC ASSIGNED
EXHIBIT NUMBER                           DESCRIPTION OF EXHIBITS
--------------                           -----------------------
    10.5          --   Regions Supplemental Executive Retirement Plan, as amended, incorporated by reference from Registrant's annual report on
                       Form 10-K for fiscal year 2002, filed with the Commission on
                       March 24, 2003.
    10.6          --   Regions Directors' Deferred Stock Investment Plan, as
                       amended, incorporated by reference from Registrant's annual report on Form 10-K for fiscal year 2002, filed with the
                       Commission on March 24, 2003.
    10.7          --   Regions Supplemental 401(k) Plan incorporated by reference from the exhibits to the registration statement filed with the Commission and assigned file No. 333-52764.
    10.8          --   Morgan Keegan 2000 Equity Compensation Plan incorporated by reference from the exhibits to the registration statement
                       filed with the Commission and assigned the File No.
                       333-58638.
    10.9          --   Employment Agreement dated as of September 1, 2001, between the Registrant and Carl E. Jones, Jr., President and Chief
                       Executive Officer, incorporated by reference from
                       Registrant's annual report on Form 10-K for fiscal year
                       2001, filed with the Commission on March 22, 2002.
    10.10         --   Employment Agreement dated as of September 1, 2001, between the Registrant and Richard D. Horsley, Chief Operating
                       Officer, incorporated by reference from Registrant's annual report on Form 10-K for fiscal year 2001, filed with the
                       Commission on March 22, 2002.
    10.11         --   Employment Agreement dated as of September 1, 2001, between the Registrant and Allen B. Morgan, Jr., Chief Executive
                       Officer of Morgan Keegan & Company, Inc, incorporated by
                       reference from Registrant's annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22,
                       2002.
    10.12         --   Employment Agreement dated as of September 1, 2001, between the Registrant and John I. Fleischauer, Jr., Regional
                       President, incorporated by reference from Registrant's
                       annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22, 2002.
    10.13         --   Employment Agreement dated as of September 1, 2001, between the Registrant and Peter D. Miller, Regional President,
                       incorporated by reference from Registrant's annual report on
                       Form 10-K for fiscal year 2001, filed with the Commission on
                       March 22, 2002.
    10.14         --   Employment Agreement dated as of September 1, 2001, between the Registrant and William E. Askew, Executive Vice
                       President, incorporated by reference from Registrant's
                       annual report on Form 10-K for fiscal year 2001, filed with the Commission on March 22, 2002.
    10.15         --   Employment Agreement dated as of September 1, 2001, between the Registrant and E. Cris Stone, Executive Vice President,
                       incorporated by reference from Registrant's annual report on
                       Form 10-K for fiscal year 2001, filed with the Commission on
                       March 22, 2002.
    10.16         --   Employment Agreement dated as of January 1, 2003, between
                       the Registrant and Samuel E. Upchurch, Jr., Regional
                       President, incorporated by reference from Registrant's
                       annual report on Form 10-K for fiscal year 2002, filed with the Commission on March 24, 2003.
    10.17         --   Employment Agreement dated as of January 1, 2003, between
                       the Registrant and D. Bryan Jordan, Executive Vice
                       President, incorporated by reference from Registrant's
                       annual report on Form 10-K for fiscal year 2002, filed with the Commission on March 24, 2003.
    10.18         --   Employment Agreement dated as of January 1, 2003, between
                       the Registrant and David C. Gordon, Executive Vice
                       President, incorporated by reference from Registrant's
                       annual report on Form 10-K for fiscal year 2002, filed with the Commission on March 24, 2003.

 SEC ASSIGNED
EXHIBIT NUMBER                           DESCRIPTION OF EXHIBITS
--------------                           -----------------------
    10.19         --   Employment Agreement dated as of January 1, 2003, between
                       the Registrant and Robert A. Goethe, Chief Executive
                       Officer, Regions Mortgage, incorporated by reference from
                       Registrant's annual report on Form 10-K for fiscal year
                       2002, filed with the Commission on March 24, 2003.
    21            --   List of Subsidiaries of the Registrant.
    23            --   Consent of Independent Auditors.
    31.1          --   Certification of Chief Executive Officer pursuant to Section
                       302 of the Sarbanes Oxley Act of 2002.
    31.2          --   Certification of Chief Financial Officer pursuant to Section
                       302 of the Sarbanes Oxley Act of 2002.
    32            --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.1          --   Amendment to employment agreement between the Registrant and
                       Carl E. Jones, Jr., President and Chief Executive Officer,
                       dated January 22, 2004.