Form 10-Q
period 2004-03-31
REGIONS FINANCIAL CORP
filed 2004-05-07
CIK 36032

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
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

The number of shares outstanding of each of the issuer's classes of common stock was 219,483,807 shares of common stock, par value $.625, outstanding as of April 30, 2004.

	REGIONS FINANCIAL COPORATION

	INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition -
	March 31, 2004, December 31, 2003
	and March 31, 2003	4

	Consolidated Statements of Income -
	Three months ended
	March 31, 2004 and March 31, 2003	5

	Consolidated Statement of Stockholders' Equity -
	Three months ended March 31, 2004	6

	Consolidated Statements of Cash Flows -
	Three months ended March 31, 2004 and
	March 31, 2003	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	18

Item 3.	Qualitative and Quantitative Disclosures about
	Market Risk	43

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 2.	Issuer Purchase of Equity Securities	43

Item 6.	Exhibits and Reports on Form 8-K	44

SIGNATURES		45

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

In addition, statements made in this Quarterly Report on Form 10-Q, other periodic reports filed by Regions under the Exchange Act, and other written or oral statements made by or on behalf of Regions may include forward looking statements relating to the benefits of the proposed merger between Regions and Union Planters Corporation, including future financial and operating results, and Regions' and Union Planters' plans, objectives, expectations and intentions. Such statements involve risks and uncertainties that may cause results to differ materially from those set forth in these statements.

The following factors, among those addressed above and others, could cause actual results to differ materially from those set forth in such forward-looking statements:

    The ability to obtain regulatory approvals of the merger on the proposed terms and schedule.
    The failure of Regions or Union Planters stockholders to approve the merger.
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
    Lower than expected revenues following the merger.
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

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)
	March 31,	December 31,	March 31,
ASSETS	2004	2003	2003

Cash and due from banks	$ 970,762	$ 1,255,853	$ 1,216,597
Interest-bearing deposits in other banks	102,408	96,537	185,554
Securities held to maturity	31,990	30,943	30,919
Securities available for sale	8,473,044	9,056,861	9,680,014
Trading account assets	790,864	816,074	889,628
Loans held for sale	1,436,812	1,241,852	971,312
Federal funds sold and securities
purchased under agreements to resell	594,064	577,989	371,098
Margin receivables	547,955	503,575	448,541
Loans	33,000,869	32,414,848	31,799,866
Unearned income	(231,119)	(230,525)	(238,864)

Loans, net of unearned income	32,769,750	32,184,323	31,561,002
Allowance for loan losses	(455,566)	(454,057)	(449,704)

Net loans	32,314,184	31,730,266	31,111,298
Premises and equipment	631,186	629,638	628,473
Interest receivable	182,116	194,501	224,016
Due from customers on acceptances	35,058	61,053	71,391
Excess purchase price	1,089,308	1,083,416	1,063,540
Mortgage servicing rights	113,099	126,846	110,787
Other assets	1,464,093	1,192,592	1,461,417

	$48,776,943	$48,597,996	$48,464,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$ 5,918,325	$ 5,717,747	$ 5,287,382
Interest-bearing	25,507,248	27,014,788	27,081,993

Total deposits	31,425,573	32,732,535	32,369,375
Borrowed Funds:
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	4,447,518	3,031,706	3,397,335
Commercial paper	-0-	5,500	17,250
Other short-term borrowings	1,441,916	1,389,832	1,817,000

Total short-term borrowings	5,889,434	4,427,038	5,231,585
Long-term borrowings	5,768,131	5,711,752	5,392,132

Total borrowed funds	11,657,565	10,138,790	10,623,717
Bank acceptances outstanding	35,058	61,053	71,391
Other liabilities	1,232,289	1,213,503	1,129,132

Total liabilities	44,350,485	44,145,881	44,193,615
Stockholders' Equity:
Preferred stock, par value $1.00 a share:
Authorized 5,000,000 shares	-0-	-0-	-0-
Common stock, par value $.625 a share:
Authorized 500,000,000 shares,
issued, including treasury stock,
224,282,416; 223,356,484; and
221,897,905 shares, respectively	140,177	139,598	138,686
Surplus	1,000,479	983,669	950,699
Undivided profits	3,407,590	3,329,023	3,044,708
Treasury stock, at cost 5,543,000; 1,389,000;
and -0- shares, respectively	(206,825)	(49,944)	-0-
Unearned restricted stock	(15,075)	(13,771)	(20,236)
Accumulated other comprehensive income	100,112	63,540	157,113

Total Stockholders' Equity	4,426,458	4,452,115	4,270,970

	$48,776,943	$48,597,996	$48,464,585

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended
	March 31,

	2004	2003

Interest Income:
Interest and fees on loans	$ 411,012	$ 437,897
Interest on securities:
Taxable interest income	86,557	95,370
Tax-exempt interest income	5,661	6,433

Total Interest on Securities	92,218	101,803
Interest on loans held for sale	19,971	23,348
Interest on margin receivables	4,192	3,874
Income on federal funds sold and securities purchased under agreements to resell	1,378	2,029
Interest on time deposits in other banks	22	48
Interest on trading account assets	6,889	6,987

Total Interest Income	535,682	575,986

Interest Expense:
Interest on deposits	84,054	134,847
Interest on short-term borrowings	19,651	27,633
Interest on long-term borrowings	52,980	53,603

Total Interest Expense	156,685	216,083

Net Interest Income	378,997	359,903
Provision for loan losses	15,000	31,500

Net Interest Income After Provision for Loan Losses	363,997	328,403

Non-Interest Income:
Brokerage and investment banking	138,203	125,027
Trust department income	20,691	17,106
Service charges on deposit accounts	71,868	69,725
Mortgage servicing and origination fees	23,491	28,228
Securities gains	12,803	9,898
Other	98,428	91,605

Total Non-Interest Income	365,484	341,589

Non-Interest Expense:
Salaries and employee benefits	290,923	272,619
Net occupancy expense	27,800	25,712
Furniture and equipment expense	18,130	20,312
Other	154,247	129,531

Total Non-Interest Expense	491,100	448,174

Income Before Income Taxes	238,381	221,818
Applicable income taxes	69,846	63,218

Net Income	$ 168,535	$ 158,600

Average number of shares outstanding	221,343	221,604
Average number of shares outstanding-diluted	224,590	224,059
Per share:
Net income	$0.76	$0.72
Net income-diluted	$0.75	$0.71
Cash dividends declared	$0.41	$0.30

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS) (UNAUDITED)

	Common Stock	Surplus	Undivided Profits	Treasury Stock	Unearned Restricted Stock	Accumulated Other Comprehensive Income	Total

BALANCE AT JANUARY 1, 2004	$139,598	$ 983,669	$3,329,023	$ (49,944)	$(13,771)	$ 63,540	$4,452,115
Comprehensive Income:
Net income			168,535				168,535
Unrealized gain on available for sale securities,
net of tax and reclassification adjustment						36,414	36,414
Other comprehensive gain from derivatives, net of tax						158	158

Comprehensive income*			168,535			36,572	205,107
Cash dividends declared ($0.41 per common share)			(89,968)				(89,968)
Purchase of treasury stock				(156,881)			(156,881)
Common stock transactions:
Stock options exercised	544	14,762					15,306
Stock issued to employees under incentive plan	35	2,048			(2,154)		(71)
Amortization of unearned restricted stock					850		850

BALANCE AT MARCH 31, 2004	$140,177	$1,000,479	$3,407,590	$(206,825)	$(15,075)	$100,112	$4,426,458

Disclosure of reclassification amount:
Unrealized holding gains, net of ($26,063) in income taxes,
on available for sale securities arising during period						$ 44,736
Less: Reclassification adjustment, net of ($4,481) in income
taxes, for net gains realized in net income						8,322
Unrealized holding gain on derivatives, net of ($177) in
income taxes						319
Less: Reclassification adjustment, net of ($87) in income
taxes, for amortization of cash flow hedges						161

Comprehensive income, net of ($21,672) in income taxes						$ 36,572

*Comprehensive income for the three months ended March 31, 2003 was $151.6 million.

See notes to consolidated financial statements.

REGIONS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLAR AMOUNTS IN THOUSANDS) (UNAUDITED)

Three Months Ended
March 31,

Operating Activities:	2004	2003

Net income	$ 168,535	$ 158,600
Adjustments to reconcile net cash provided by (used in) operating activities
Gain on securitization of auto loans	-0	-	(6,830)
Depreciation and amortization of premises and equipment	15,753	16,941
Provision for loan losses	15,000	31,500
Net amortization of securities	8,214	5,769
Amortization of loans and other assets	22,126	19,148
Provision for impairment of mortgage servicing rights	12,000	-0	-
Amortization of deposits and borrowings	238	238
Provision for losses on other real estate	588	384
Deferred income tax expense (benefit)	40,081	(16,088)
Loss (gain) on sale of premises and equipment	77	(85)
Realized securities gains	(12,803)	(9,898)
Decrease (increase) in trading account assets	43,651	(103,636)
Increase in loans held for sale	(194,960)	(43,150)
Proceeds from securitization of loans held for sale	-0	-	576,517
Increase in margin receivables	(44,380)	(16,204)
Decrease in interest receivable	12,532	18,072
Increase in other assets	(302,122)	(132,071)
Decrease in other liabilities	(51,700)	(152,200)
Other	780	1,383

Net Cash (Used) Provided By Operating Activities	(266,390)	348,390

Investing Activities:
Net increase in loans	(598,878)	(594,266)
Proceeds from sale of securities available for sale	280,572	231,703
Proceeds from maturity of securities held to maturity	10	-0	-
Proceeds from maturity of securities available for sale	856,229	1,161,887
Purchases of securities held to maturity	(1,177)	(251)
Purchases of securities available for sale	(490,280)	(2,117,432)
Net (increase) decrease in interest-bearing deposits in other banks	(5,871)	118,008
Proceeds from sale of premises and equipment	1,652	1,462
Purchases of premises and equipment	(19,030)	(8,760)
Net increase (decrease) in customers' acceptance liability	25,995	(11,071)

Net Cash Provided (Used) By Investing Activities	49,222	(1,218,720)

Financing Activities:
Net decrease in deposits	(1,307,200)	(557,064)
Net increase in short-term borrowings	1,462,396	1,146,128
Proceeds from long-term borrowings	54,987	7,939
Payments on long-term borrowings	(4,493)	(1,916)
Net (decrease) increase in bank acceptance liability	(25,995)	11,071
Cash dividends	(89,968)	(66,549)
Purchases of treasury stock	(156,881)	-0	-
Proceeds from exercise of stock options	15,306	6,092

Net Cash (Used) Provided By Financing Activities	(51,848)	545,701

Decrease in Cash and Cash Equivalents	(269,016)	(324,629)
Cash and Cash Equivalents, Beginning of Period	1,833,842	1,912,324

Cash and Cash Equivalents, End of Period	$ 1,564,826	$ 1,587,695

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

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

NOTE B -- Union Planters Corporation Merger Agreement

In January 2004, the Company signed a definitive merger agreement with Union Planters Corporation, headquartered in Memphis, Tennessee. Terms of the agreement include the formation of a new holding company to be named Regions Financial Corporation upon completion of the transaction. In the transaction, each share of Union Planters Corporation common stock will be converted into one share of the new company common stock and each share of Regions' common stock will be converted into 1.2346 shares of the new company common stock. The merger will be accounted for as a purchase of Union Planters for accounting and financial reporting purposes. As a result, the historical financial statements of Regions will become the historical financial statements of the combined company. The transaction is expected to close in mid 2004, subject to customary regulatory and stockholder approvals. Additional information on the proposed merger is included in Regions' Form 8-K dated as of January 22, 2004, and filed as of January 26, 2004, Regions' Form 8-K dated as of January 22, 2004, and filed as of January 30, 2004, and Regions Form S-4 dated and filed effective April 29, 2004.

NOTE C -- Stock-Based Compensation

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

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" (Statement 123). Statement 123 is effective for fiscal years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company has elected to follow APB 25 in accounting for its employee stock options. Pro forma net income and net income per share data is presented below for the three months ended March 31, 2004 and 2003, as if the fair-value method had been applied in measuring compensation costs:

	Three months ended

	March 31,	March 31,
(dollar amounts in thousands)	2004	2003

Net income	$168,535	$158,600
Add: Stock-based compensation expense included
in net income, net of related tax effects	552	2,178
Less: Total stock-based compensation expense
based on fair value method for all awards, net
of related tax effects	(2,735)	(3,974)

Pro forma net income	$166,352	$156,804

Per share:
Net income	$0.76	$0.72
Net income-diluted	0.75	0.71
Pro forma net income	0.75	0.71
Pro forma net income-diluted	0.74	0.70

The weighted average fair value of options granted during the three months ended March 31, 2004 and 2003, was $4.67 and $4.52, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004: expected dividend yield of 4.50%; expected option life of 5 years; expected volatility of 22.2%; and a risk-free interest rate of 2.8%. The 2003 assumptions used in the model included: expected dividend yield of 3.70%; expected option life of 5 years; expected volatility of 21.8%; and a risk-free interest rate of 2.8%.

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

Three months ended March 31, 2004

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$301,118	$ 73,368	$374,486	$ 11,712
Provision for loan losses	11,842	2,627	14,469	33
Non-interest income	81,104	12,856	93,960	78,881
Non-interest expense	213,729	9,579	223,308	80,393
Income taxes	52,961	27,757	80,718	4,188

Net income	$ 103,690	$ 46,261	$149,951	$ 5,979

Average assets	$27,009,969	$14,685,553	$41,695,522	$1,346,716

	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 5,239	$ 537	$ (12,977)	$378,997
Provision for loan losses	-0-	-0-	498	15,000
Non-interest income	163,834	22,630	6,179	365,484
Non-interest expense	135,614	16,783	35,002	491,100
Income taxes	12,540	2,380	(29,980)	69,846

Net income	$ 20,919	$ 4,004	$ (12,318)	$168,535

Average assets	$2,658,892	$133,573	$2,986,023	$48,820,726

Three months ended March 31, 2003

	Total Banking

(in thousands)	Community Banking	Treasury	Combined	Mortgage Banking

Net interest income	$279,196	$ 72,723	$351,919	$ 15,798
Provision for loan losses	27,865	2,491	30,356	15
Non-interest income	81,926	9,901	91,827	79,762
Non-interest expense	217,203	8,031	225,234	53,875
Income taxes	37,281	27,038	64,319	15,948

Net income	$ 78,773	$ 45,064	$123,837	$25,722

Average assets	$26,303,212	$14,403,631	$40,706,843	$1,396,359

	Investment Banking/ Brokerage/ Trust	Insurance	Other	Total Company

Net interest income	$ 5,408	$ 541	$(13,763)	$359,903
Provision for loan losses	-0-	-0-	1,129	31,500
Non-interest income	146,938	19,201	3,861	341,589
Non-interest expense	126,226	14,109	28,730	448,174
Income taxes	9,687	1,888	(28,624)	63,218

Net income	$ 16,433	$ 3,745	$(11,137)	$158,600

Average assets	$2,820,412	$119,129	$3,106,021	$48,148,764

NOTE E -- Commitments and Contingencies

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

Loan commitments totaled $10.2 billion at March 31, 2004, and $6.8 billion at March 31, 2003. Standby letters of credit were $1.3 billion at March 31, 2004, and $1.2 billion at March 31, 2003. Commitments under commercial letters of credit used to facilitate customers' trade transactions were $58.8 million at March 31, 2004, and $34.0 million at March 31, 2003.

The Company and its affiliates are subject to litigation and claims arising out of the normal course of business. Based on consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material effect on Regions' consolidated financial statements.

NOTE F -- Derivative Financial Instruments

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

Regions utilizes certain derivative instruments to hedge the variability of interest cash flows on debt instruments. To the extent that the hedge of future cash flows is effective, changes in the fair value of the derivative are recognized as a component of other comprehensive income in stockholders' equity. At March 31, 2004, Regions reported a $3.5 million loss in other comprehensive income related to cash flow hedges. The Company will amortize this loss into earnings in conjunction with the recognition of interest payments through 2011. To the extent that the hedge of future cash flows is ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the three months ended March 31, 2004, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges.

Regions hedges the changes in the fair value of assets using forward contracts, which represent commitments to sell money market instruments at a future date at a specified price or yield. The contracts are utilized by the Company to hedge interest rate risk positions associated with the origination of mortgage loans held for sale. The Company is subject to the market risk associated with changes in the value of the underlying financial instrument, as well as the risk that the other party will fail to perform. For the three months ended March 31, 2004, Regions recognized a net hedging loss of $1.2 million associated with these hedging instruments.

Regions has also entered into interest rate swap agreements converting a portion of its fixed rate long-term debt to floating rate. The fair values of these derivative instruments are included in other assets on the statements of financial condition. For the three months ended March 31, 2004, there was no ineffectiveness recognized in other non-interest expense attributable to these fair value hedges.

During the first quarter of 2004, Regions sold Eurodollar futures contracts to hedge the fair value of a pool of highly correlated indirect auto loans. For the three months ended March 31, 2004, a $27,000 gain was recorded in earnings due to hedging ineffectiveness.

The Company also maintains a derivatives trading portfolio of interest rate swaps, option contracts and futures and forward commitments used to meet the needs of its customers. The portfolio is used to generate trading profit and help clients manage interest rate risk. The Company is subject to the risk that a counterparty will fail to perform. The fair value of the derivatives trading portfolio at March 31, 2004, was an asset of $34.5 million.

Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of the Company's customers and are used to manage fluctuations in foreign exchange rates. The notional amount of forward foreign exchange contracts totaled $15 million at March 31, 2004, and $7 million at March 31, 2003. The Company is subject to the risk that a counterparty will fail to perform.

In the normal course of business, Regions' brokerage subsidiary enters into underwriting and forward and future commitments. At March 31, 2004, the contract amount of future contracts was $34 million to purchase and $285 million to sell U.S. Government and municipal securities. The brokerage subsidiary typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of transactions relating to such commitments is not expected to have a material effect on the subsidiary's financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The exposure to market risk is determined by a number of factors, including size, composition and diversification of positions held, the absolute and relative levels of interest rates and market volatility.

Regions' derivative financial instruments are summarized as follows:
	Other Than Trading Derivatives
	As of March 31, 2004

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 234	$ -			0.2
Interest rate futures	5,635	-			1.4

Total asset hedges	$5,869	$ -			1.3

Liability hedges:
Fair value hedges:
Interest rate swaps	$3,438	$ 210	4.12%	1.34%	5.8
Interest rate options	250	-			1.2

Total liability hedges	$3,688	$ 210			5.5

	As of March 31, 2003

(dollar amounts in millions)	Notional Amount	Fair Value	Receive	Pay	Average Maturity in Years

Asset hedges:
Fair value hedges:
Forward sale commitments	$ 395	$ (2)			0.2

Total asset hedges	$ 395	$ (2)			0.2

Liability hedges:
Fair value hedges:
Interest rate swaps	$3,938	$238	5.11%	2.17%	6.1
Interest rate options	1,400	1			2.2

Total liability hedges	$5,338	$239			5.1

	Derivative Financial Instruments
	As of March 31,

	2004			2003

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$3,438	$5,839	$134	$ 3,938	$3,909	$180
Interest rate options	250	839	-0-	1,400	223	-0-
Futures and forward
commitments	5,869	1,294	-0-	395	1,465	-0-
Foreign exchange
forwards	-0-	15	-0-	-0-	7	-0-

Total	$9,557	$7,987	$134	$ 5,733	$5,604	$180

The following table is a summary of Regions' derivative financial instruments as of December 31, 2003, and is presented for comparison purposes.

	Derivative Financial Instruments
	As of December 31,

	2003			2002

	Contract or Notional Amount			Contract or Notional Amount

	Other			Other
	Than		Credit Risk	Than		Credit Risk
	Trading	Trading	Amount*	Trading	Trading	Amount*

	(in millions)
Interest rate swaps	$3,438	$5,673	$191	$3,938	$3,170	$170
Interest rate options	250	911	-0-	1,400	168	-0-
Futures and forward
commitments	111	945	-0-	292	1,166	-0-
Foreign exchange
forwards	-0-	20	-0-	-0-	16	-0-

Total	$3,799	$7,549	$191	$5,630	$4,520	$170

*Credit Risk Amount is defined as all positive exposures not collateralized with cash on deposit. Any credit risk arising under option contracts is combined with swaps to reflect netting agreements.

NOTE G --Pension and Postretirement Benefits

The following table provides the net pension cost and postretirement benefit cost recognized for the three months ended March 31, 2004 and 2003:
	Pension Cost		Postretirement Benefit Cost

(in thousands)	Three Months Ended March 31,		Three Months Ended March 31,

	2004	2003	2004	2003

Service cost	$ 3,758	$ 3,287	$ 536	$ 446
Interest cost	5,666	5,319	507	346
Expected return on plan assets	(6,194)	(5,385)	(43)	-0-
Net amortization (deferral)	2,225	1,821	234	59

Net periodic pension expense	$ 5,455	$ 5,042	$ 1,234	$ 851

NOTE H -- Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." In December 2003, the FASB revised FIN 46 to incorporate several FASB Staff Positions and change the effective date. FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE). In general, FIN 46 defines a VIE as any legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 excludes certain interests from its scope including transferors to qualifying special purpose entities subject to Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and employee benefit plans subject to specific accounting requirements in existing FASB Statements. Effective February 1, 2003, Regions adopted the provisions of FIN 46 for all variable interests in entities created or modified after January 31, 2003. In addition, Regions adopted FIN 46 on December 31, 2003, for entities created before February 1, 2003, that are considered to be special-purpose entities. The adoption of FIN 46 for special-purpose entities resulted in the deconsolidation of two subsidiary business trusts that have issued trust-preferred securities. Effective March 31, 2004, Regions adopted FIN 46 for entities created before February 1, 2003, that are not considered to be special-purpose entities. The adoption of FIN 46 for entities other than special-purpose entities resulted in the consolidation of one non-registered investment partnership. The consolidation of the investment partnership at March 31, 2004 resulted in increases to cash of $0.9 million, trading account assets of $18.4 million, interest receivable of $0.1 million, long-term borrowings of $5.9 million, and other liabilities $9.0 million. The consolidation of the investment partnership at March 31, 2004 resulted in a decrease in other assets of $4.7 million. These increases and decreases to the non-cash accounts are excluded from the consolidated statement of cash flows since they represent non-cash items. A complete description of Regions' relationships with VIEs is included in Note 19 "Variable Interest Entities" of Regions' 2003 Annual Report on Form 10-K. There have been no significant changes in Regions' relationships with VIEs since December 31, 2003.

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

On March 9, 2004, the SEC released Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments" that will require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective not later than for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications. SAB 105 will require the Company to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, SAB 105 will delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it will have no effect on the ultimate amount of revenue or cash flows recognized over time. The adoption of SAB 105 will not have a material effect on Regions' results of operations or financial position.

At its March 31, 2004 meeting, the FASB ratified the consensuses reached by the Emerging Issues Task Force in EITF Issue No. 03-6 (EITF 03-6), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF 03-6 concludes that a forward contract to issue an entity's own shares that has a provision that reduces the contract price per share when dividends are declared on the issuing entity's common stock is a participating security, and therefore, earnings per share must be calculated using the two-class method under FASB Statement No. 28. EITF 03-6 must be applied in the first reporting period beginning after March 31, 2004, by restating previously reported earnings per share to apply the two-class method to any participating securities that were outstanding for any period presented in comparative financial statements. Regions is currently assessing the impact of EITF 03-6 on its earnings per share calculation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and financial information is presented to aid in understanding Regions Financial Corporation's ("Regions" or the "Company") financial position and results of operations. The emphasis of this discussion will be on the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, and the three months ended December 31, 2003.

CORPORATE PROFILE

Regions' primary business is providing traditional commercial and retail banking services to customers throughout the South. Regions' banking affiliate, Regions Bank, operates as an Alabama state-chartered bank with branch offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee and Texas.

In addition to providing traditional commercial and retail banking services, Regions provides other financial services in the fields of investment banking, asset management, trust, mutual funds, securities brokerage, mortgage banking, insurance, leasing, and other specialty financing. Regions has no foreign banking operations, although it maintains an international department to assist customers with their foreign transactions. Regions provides investment banking and brokerage services from 145 offices of Morgan Keegan & Company, Inc. ("Morgan Keegan"), one of the largest investment firms based in the South. Regions' mortgage banking operations, Regions Mortgage and EquiFirst Corporation ("EquiFirst"), provide residential mortgage loan origination and servicing activities for customers. Regions Mortgage services approximately $15.9 billion in mortgage loans. Regions provides full-line insurance brokerage services through Rebsamen Insurance, Inc., one of the 50 largest insurance brokers in the country. Credit life insurance services for customers are provided through other of Regions' affiliates.

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

FIRST QUARTER HIGHLIGHTS

Net income for the first quarter of 2004 totaled $168.5 million or $.75 per diluted share, compared to $158.6 million or $.71 per diluted share for the first quarter of 2003 and $163.8 million or $.73 per diluted share for the fourth quarter of 2003.

Regions' well-positioned balance sheet and diversified business mix continued to produce a balanced revenue stream in the first quarter of 2004, with net interest income accounting for 52% of total revenue and non-interest income (excluding securities gains and losses) accounting for 48%. Total revenues, excluding securities gains, increased 5.8% over the first quarter of 2003 and 11.7%, annualized, compared to the fourth quarter of 2003. Net interest income increased 5% over the first quarter of 2003 and remained flat compared to the fourth quarter of 2003 as the net interest margin increased to 3.56% compared to 3.50% in the first quarter of 2003 and 3.54% in the fourth quarter of 2003. Strong private client results in the first quarter of 2004 drove Morgan Keegan's revenues up 10.4% compared to same period in 2003 and 11.0%, annualized, compared to the fourth quarter of 2003. Gains on sale of mortgage loans increased 44.8% over the first quarter of 2003 and 32.2%, annualized, compared to the fourth quarter of 2003 primarily due to strong volume and spreads at EquiFirst. Insurance revenues increased 17.8% year over year primarily due to new accounts and strong retention of existing accounts.

Regions' core banking trends continued positive. Loan growth of 7.3%, linked quarter, annualized, was driven by commercial real estate lending and home equity lines of credit. Low-cost deposits increased 7.1%, linked quarter, annualized, due primarily to a deposit acquisition campaign.

Net charge-offs totaled $13.5 million or 0.17% of average loans, annualized, in the first quarter of 2004, compared to 0.25% for the first quarter of 2003 and 0.40% in the fourth quarter of 2003. On a linked-quarter basis, non-performing assets and loans past due 90 days decreased $57.0 million to $281.6 million at March 31, 2004. Non-accrual loans decreased $48.5 million, other real estate decreased $6.8 million, and renegotiated loans decreased $495,000 compared to fourth quarter 2003 levels. Loans past due greater than 90 days decreased $1.1 million in the first quarter of 2004, compared to the prior quarter.

As a result of the lower levels of non-performing assets and continued low levels of charge-offs, the provision for loan losses and allowance for loan losses both declined in the first quarter of 2004. The provision for loan losses totaled $15.0 million in the first quarter of 2004 compared to $31.5 million during the same period of 2003 and $30.0 million during the fourth quarter of 2003. The allowance for loan losses at March 31, 2004, was 1.39% of total loans, net of unearned income, compared to 1.42% at March 31, 2003, and 1.41% at year-end.

Non-interest income, excluding securities gains and losses, increased $21.0 million over the first quarter of 2003 and $21.3 million compared to the fourth quarter of 2003. Brokerage and investment banking revenues totaled $138.2 million in the first quarter of 2004, compared to $125.0 million in the first quarter of 2003 and $135.6 million in the fourth quarter of 2003. Trust fees totaled $20.7 million in the first quarter of 2004, compared to $17.1 million in the same period in 2003 and $17.8 million in the fourth quarter of 2003. Regions' mortgage servicing and origination fees totaled $23.5 million in the first quarter 2004 compared to $28.2 million in the first quarter of 2003 and $22.5 million in the fourth quarter of 2003.

Regions recognized $12.0 million of impairment charges on mortgage servicing rights in the first quarter of 2004, included in other non-interest expense. Total non-interest expenses, excluding the impairment charges, increased $30.9 million compared to the first quarter of 2003 and $27.2 million compared to the fourth quarter of 2003. These increases result primarily from increased employee benefits costs, expenses associated with new branch offices, and increases in other miscellaneous expenses.

Regions repurchased approximately 4.2 million shares in the first quarter of 2004, including 4.0 million shares repurchased as a result of an accelerated stock repurchase agreement. Under current board authorization, 7.0 million shares remain available for repurchase. (see "PART II, Item 2.")

Regions' quarterly dividend rate increased 28% in January 2004 producing a dividend yield of approximately 4.5% as of quarter end. In addition to the regular quarterly cash dividend of $0.33 per share declared in January, Regions declared a special dividend of $.0816 per share in connection with the proposed merger with Union Planters Corporation.

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

For purposes of evaluating mortgage servicing impairment, Regions must value its mortgage servicing rights. Mortgage servicing rights do not trade in an active market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions of sales may not be readily available. As a result, Regions stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type and contractual note rate and values its mortgage servicing rights using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates and discount rates. Changes in interest rates, prepayment frequency or other factors could result in impairment of the servicing asset and a charge against earnings to reduce the recorded carrying amount. Based on a hypothetical sensitivity analysis, Regions estimates that a reduction in the primary mortgage market rates of 25 basis points and 50 basis points would reduce the March 31, 2004 fair value of mortgage servicing rights by 14% and 26%, respectively. Management mitigates risk associated with declines in the estimated value of mortgage servicing rights by purchasing agency securities to create economic hedges.

Management's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the subsidiaries will generate sufficient operating earnings to realize the deferred tax benefits. Regions' recent consolidated federal income tax returns are open for examination. From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these plans should prevail, examination of Regions' income tax returns or changes in tax law may impact these plans and resulting provisions for income taxes. A further discussion of these plans and the benefits recognized related to these plans is included under the heading of "APPLICABLE INCOME TAXES."

Management is required to make various assumptions in valuing its pension and postretirement assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. Regions takes into account the plan asset mix and expert opinions in determining the expected rate of return on plan assets. Regions considers the Moody's AA Corporate Bond yields and other market interest rates in setting the appropriate discount rate. In addition, Regions reviews expected inflationary and merit increases to compensation in determining the rate increase in future compensation levels. Based on a sensitivity analysis, Regions estimates that a .5% decrease in the discount rate would increase annual pension expense by $4.2 million and a 1% decrease in the expected rate of return on plan assets would increase annual pension and postretirement expense by $2.9 million. Quarterly pension and postretirement expense is disclosed in Note G to the consolidated financial statements.

During the first and fourth quarters of 2003, Regions securitized automobile loans as a source of funding. Regions accounted for these transactions as sales in accordance with the guidance of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". When selling this category of financial assets, estimates of future cash flows are an integral part of determining the gain or loss and subsequently evaluating any impairment of any retained interest, such as a servicing asset or residual interest. The most critical assumptions in estimating cash flows and related fair value include prepayment frequency, expected credit losses, and discount rate. Management reviews these assumptions on a quarterly basis and the assumptions are adjusted if deemed appropriate. A sensitivity analysis of hypothetical changes in key assumptions on the fair value of the interest-only strips at December 31, 2003 is included in Note 6 "Asset Securitizations" of Regions' 2003 Annual Report on Form 10-K.

TOTAL ASSETS

Regions' total assets at March 31, 2004, were $48.8 billion -- an increase of 1% compared to March 31, 2003, and relatively flat compared to December 31, 2003. This growth was primarily the result of increases in loans and loans held for sale, partially offset by a decline in the securities portfolio.

LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN PORTFOLIO

Regions' primary investment is loans. At March 31, 2004, loans represented 73% of Regions' earning assets.

The following table includes a distribution of Regions' loan portfolio.

Loan Portfolio (period end data)

(in thousands)	First Quarter 2004	Fourth Quarter 2003	First Quarter 2003

Commercial	$10,215,384	$10,182,176	$10,987,725
Residential mortgages	8,267,924	8,318,711	7,832,514
Other real estate loans	6,240,204	5,878,922	5,199,901
Construction	3,601,942	3,484,767	3,636,628
Branch installment	1,293,711	1,353,707	1,550,386
Indirect installment	368,595	362,496	393,890
Consumer lines of credit	2,072,063	1,918,988	1,330,412
Student loans	709,927	684,556	629,546

	$32,769,750	$32,184,323	$31,561,002

Total loans at March 31, 2004, increased 4% from March 31, 2003, and 2% over year-end 2003. The strongest categories of growth in the loan portfolio have been in commercial real estate and consumer lines of credit. The average yield on loans during the first quarter of 2004 was 5.27% compared to 5.86% during the first quarter of 2003, and 5.30% during the fourth quarter of 2003.

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

If, as a result of Regions' loan review and evaluation procedures, it is determined that payment of interest on a loan is questionable, it is Regions' policy to reverse interest previously accrued and uncollected on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful.

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

Regions' determination of its allowance for loan losses is based in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. In determining the amount of the allowance for loan losses, management uses information from its loan review process to stratify the loan portfolio into risk grades. The higher-risk-graded loans in the portfolio are assigned estimated amounts of loss based on several factors, including current and historical loss experience of each higher-risk category, regulatory guidelines for losses in each higher-risk category and management's judgment of economic conditions and the resulting impact on the higher-risk-graded loans. All loans deemed to be impaired, which include non-accrual loans and loans past due 90 days or more, excluding loans to individuals, are evaluated individually. The vast majority of Regions' impaired loans are dependent upon collateral for repayment. For these loans, impairment is measured by evaluating collateral value as compared to the current investment in the loan. For all other loans, Regions compares the amount of estimated discounted cash flows to the investment in the loan. In the event a particular loan's collateral value is not sufficient to support the collection of the investment in the loan, a charge is immediately taken against the allowance for loan losses. The amount of the allowance for loan losses related to the higher-risk loans (including impaired loans) was approximately 70% at March 31, 2004, compared to 69% at December 31, 2003.

In addition to establishing allowance levels for specifically identified higher-risk-graded loans, management determines allowance levels for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are categorized by loan type and assigned estimated amounts of loss based on several factors, including current and historical loss experience of each loan type and management's judgment of economic conditions and the resulting impact on each category of loans. The amount of the allowance for loan losses related to all other loans in the portfolio for which historical experience indicates that certain losses exist was approximately 30% of Regions' allowance for loan losses at March 31, 2004, compared to 31% at December 31, 2003. The amount of the allowance related to these loans is combined with the amount of the allowance related to the higher-risk-graded loans to evaluate the overall level of the allowance for loan losses.

Management considers the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

Activity in the allowance for loans losses is summarized as follows:

	Three Months Ended
(dollar amounts in thousands)	March 31,	March 31,
	2004	2003

Balance at beginning of period	$454,057	$437,164
Loans charged-off:
Commercial	15,412	16,555
Real estate	2,543	3,924
Installment	8,562	9,930

Total	26,517	30,409
Recoveries:
Commercial	7,062	3,994
Real estate	885	1,374
Installment	5,079	6,081

Total	13,026	11,449
Net loans charged off:
Commercial	8,350	12,561
Real estate	1,658	2,550
Installment	3,483	3,849

Total	13,491	18,960
Provision charged to expense	15,000	31,500

Balance at end of period	$455,566	$449,704

Average loans outstanding:
Commercial	$ 9,991,182	$10,844,435
Real estate	16,698,521	14,942,384
Installment	5,652,378	5,328,585

Total	$32,342,081	$31,115,404

Net charge-offs as percent of average
loans outstanding (annualized):
Commercial	.34%	.47%
Real estate	.04%	.07%
Installment	.25%	.29%

Total	.17%	.25%

Net loan losses as a percentage of average loans (annualized) were 0.17% in the first quarter of 2004 compared to 0.25% in the first quarter 2003 and 0.40% in the fourth quarter of 2003. At March 31, 2004, the allowance for loan losses was 1.39% of loans, compared to 1.42% at March 31, 2003, and 1.41% at year-end 2003. The allowance for loan losses as a percentage of non-performing loans was 193% at March 31, 2004, compared to 140% at March 31, 2003, and 159% at December 31, 2003. The allowance for loan losses as a percentage of non-performing assets was 162% at March 31, 2004, compared to 117% at March 31, 2003, and 134% at December 31, 2003.

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:
(dollar amounts in thousands)	March 31,	December 31,	March 31,
	2004	2003	2003

Non-accruing loans	$201,805	$250,344	$244,500
Loans past due 90 days or more	34,091	35,187	45,171
Renegotiated loans	391	886	31,524
Other real estate	45,356	52,195	63,585

Total	$281,643	$338,612	$384,780

Non-performing assets as a percentage
of loans and other real estate	0.86%	1.05%	1.22%

Non-accruing loans at March 31, 2004, decreased $42.7 million from March 31, 2003 levels and $48.5 million from year-end 2003 levels. These decreases are primarily related to a shared national credit of $21.9 million that was sold, resulting in a recovery of approximately $2.5 million, and an $8.5 million real estate loan that was paid off. At March 31, 2004, real estate loans comprised $87.7 million ($69.6 million in residential) of total non-accruing loans, with commercial loans accounting for $103.9 million and consumer loans accounting for $10.2 million. Loans past due 90 days or more decreased $11.1 million compared to March 31, 2003 and $1.1 million from year-end 2003 levels. Renegotiated loans decreased $31.1 million compared to March 31, 2003 and $495,000 from year-end 2003 levels. The decrease from a year ago is due primarily to the $21.9 million shared national credit discussed above, which was reclassified to non-accrual loans before being sold. Other real estate decreased $18.2 million from March 31, 2003 and $6.8 million since year-end 2003 levels.

INTEREST BEARING DEPOSITS IN OTHER BANKS

Interest-bearing deposits in other banks are used primarily as temporary investments and generally have short-term maturities. At March 31, 2004, this category of earning asset totaled $102.4 million compared to $185.6 million at March 31, 2003, and $96.5 million at December 31, 2003. The decline since a year ago reflects maturities which were not reinvested in this earning asset category.

SECURITIES

The following table shows the carrying values of securities as follows:
(in thousands)	March 31,	December 31,	March 31,
	2004	2003	2003

Securities held to maturity:
U.S. Treasury and Federal agency securities	$31,238	$30,189	$28,587
Obligations of states and political subdivisions	752	754	2,331
Other securities	-	-	1

Total	$31,990	$30,943	$30,919

Securities available for sale:
U.S. Treasury and Federal agency securities	$1,895,131	$2,568,163	$2,635,272
Obligations of states and political subdivisions	430,809	451,594	529,070
Mortgage-backed securities	5,826,168	5,703,057	6,168,399
Other securities	88,220	101,825	89,879
Equity securities	232,716	232,222	257,394

Total	$8,473,044	$9,056,861	$9,680,014

Total securities at March 31, 2004, declined 12% from March 31, 2003 and 6.4% since year-end 2003 levels. These declines are due primarily to maturities and the sale of $544 million in agency securities that served as economic hedges for the impairment of mortgage servicing rights in the first quarter of 2004.

LOANS HELD FOR SALE

Loans held for sale increased $465.5 million compared to March 31, 2003 and $195.0 million compared to year-end 2003. At March 31, 2004, there were approximately $1.0 billion in mortgage loans held for sale. Regions securitized and sold approximately $570 million during the first quarter of 2003 and $640 million during the fourth quarter of 2003 of indirect consumer auto loans classified as loans held for sale. At March 31, 2004, there were approximately $406 million in indirect consumer auto loans held for sale.

MARGIN RECEIVABLES

Margin receivables at March 31, 2004, totaled $548.0 million compared to $448.5 million at March 31, 2003, and $503.6 million at December 31, 2003. Margin receivables represent funds advanced to brokerage customers for the purchase of securities that are secured by certain marketable securities held in the customer's brokerage account. The risk of loss from these receivables is minimized by requiring that customers maintain marketable securities in the brokerage account which have a fair market value substantially in excess of the funds advanced to the customer. Fluctuations in these balances are caused by trends in general market conditions, volatility in equity retail products, and investor sentiment toward economic stability.

OTHER ASSETS

Other assets increased $2.7 million compared to March 31, 2003, and $271.5 million since year-end 2003. The increase since year-end is due primarily to receivables related to production at Morgan Keegan.

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

The loan to deposit ratio at March 31, 2004, was 104.28% compared to 97.50% at March 31, 2003 and 98.33% at December 31, 2003.

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

In addition, Regions Bank has the requisite agreements in place to issue and sell up to $5 billion of its bank notes to institutional investors through placement agents. As of March 31, 2004, there were $400 million bank notes outstanding under this program.

Morgan Keegan maintains certain lines of credit with unaffiliated banks to manage liquidity in the ordinary course of business.

Regions securitized and sold approximately $570 million in the first quarter of 2003 and $640 million in the fourth quarter of 2003 of indirect consumer auto loans, utilizing an additional funding source (see "LOANS HELD FOR SALE"). Securitizations provide additional flexibility to Regions in managing liquidity.

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

Total deposits at March 31, 2004, declined 3% from March 31, 2003, and declined 4% from year-end 2003 levels. Compared to March 31, 2003, non-interest bearing deposits, interest bearing checking, money market, and savings accounts increased $1.2 billion or 6% due to a deposit acquisition campaign, but were offset by a $2.2 billion or 17% decline in retail certificates of deposit and wholesale deposits, due to management's effort to adjust the deposit mix to favor lower-cost community bank accounts. Certificates of deposit less than $100,000 comprised 15.4% of total deposits at March 31, 2004, compared to 20.0% at March 31, 2003.

The following table presents the average rates paid on deposits by category for the three months ended March 31, 2004 and 2003:
	Average Rates Paid

	March 31,	March 31,
	2004	2003

Interest-bearing transaction accounts	0.84%	1.17%
Savings accounts	0.22	0.32
Money market savings accounts	0.61	0.85
Certificates of deposit of $100,000 or more	1.94	3.09
Other interest-bearing deposits	2.13	3.32
Total interest-bearing deposits	1.27%	2.01%

The following table presents the average amounts of deposits outstanding by category for the three months ended March 31, 2004 and 2003:
	Average Amounts Outstanding

	Three months ended March 31,
(in thousands)	2004	2003

Non-interest-bearing demand deposits	$ 5,709,946	$ 5,068,365

Interest-bearing transaction accounts	2,642,203	1,867,494
Savings accounts	1,426,803	1,421,953
Money market savings accounts	10,578,972	10,769,247
Certificates of deposit of $100,000 or more	3,544,559	3,403,813
Other interest-bearing deposits	8,429,297	9,758,166

Total interest-bearing deposits	26,621,834	27,220,673

Total deposits	$32,331,780	$32,289,038

BORROWINGS

Following is a summary of short-term borrowings:
(in thousands)	March 31,	December 31,	March 31,
	2004	2003	2003

Federal funds purchased	$2,524,452	$ 738,371	$1,430,601
Securities sold under
agreements to repurchase	1,923,066	2,293,335	1,966,734
Federal Home Loan Bank structured notes	350,000	350,000	850,000
Notes payable to unaffiliated banks	55,200	91,200	204,500
Commercial paper	-	5,500	17,250
Due to brokerage customers	513,874	544,832	512,797
Broker margin calls	89,803	68,332	104,539
Short sale liability	433,039	335,468	145,164

Total	$5,889,434	$4,427,038	$5,231,585

Net federal funds purchased and security repurchase agreements totaled $3.9 billion at March 31, 2004, compared to $3.0 billion at March 31, 2003, and $2.5 billion at year-end 2003. The level of federal funds and security repurchase agreements can fluctuate significantly on a day-to-day basis, depending on funding needs and which sources of funds are used to satisfy those needs. During the first quarter of 2004, net funds purchased averaged $2.9 billion compared to $2.1 billion for the same period in 2003. Other short-term borrowings and commercial paper decreased $392 million since March 31, 2003, due primarily to the extinguishment of Federal Home Loan Bank advances and a decline in notes payable, partially offset by an increase in short sale liability. Since year-end, other short-term borrowings and commercial paper have increased $46.6 million due primarily to an increase in short sale liability, which represents Regions' trading obligation to deliver certain securities at a predetermined date and price.

Long-term borrowings are summarized as follows:
(in thousands)	March 31,	December 31,	March 31,
	2004	2003	2003

6 3/8% subordinated notes	$ 600,000	$ 600,000	$ 600,000
7.00% subordinated notes	500,000	500,000	500,000
7.75% subordinated notes	100,000	100,000	100,000
Senior bank notes	400,000	400,000	-0-
Federal Home Loan Bank structured notes	2,835,000	2,835,000	3,585,000
Federal Home Loan Bank advances	811,997	806,627	104,217
Trust preferred securities	-0-	-0-	291,781
8.00% junior subordinated notes	300,720	300,731	-0-
Industrial development revenue bonds	2,000	2,000	2,200
Mark-to-market on hedged long-term debt	155,245	109,845	150,924
Other long-term debt	63,169	57,549	58,010

Total	$5,768,131	$5,711,752	$5,392,132

Long-term borrowings have increased $376.0 million since March 31, 2003 and $56.4 million since year-end 2003. The increase since a year ago is due primarily to the third quarter 2003 issuance of $400 million of senior bank notes, due December 15, 2006, partially offset by the extinguishment of Federal Home Loan Bank advances.

OTHER LIABILITIES

Other liabilities increased $103.2 million compared to March 31, 2003, and $18.8 million since year-end 2003. Areas of increase since March 31, 2003, include dividends payable and accrued expenses and taxes.

STOCKHOLDERS' EQUITY

Stockholders' equity was $4.4 billion at March 31, 2004, an increase of 4% over March 31, 2003. Accumulated other comprehensive income totaled $100.1 million at March 31, 2004, compared to $157.1 million at March 31, 2003, and $63.5 million at year-end 2003. Regions' ratio of equity to total assets was 9.07% at March 31, 2004, compared to 8.81% at March 31, 2003 and 9.16% at December 31, 2003.

Regions has authorization to repurchase up to 12.6 million shares of common stock. During the first quarter of 2004, Regions repurchased approximately 4.2 million shares at a total cost of $156.9 million. Included in the shares repurchased are 4.0 million shares that were repurchased through an accelerated stock repurchase agreement entered into on March 9, 2004. At March 31, 2004, 7.0 million shares were available for repurchase under the current authorization.

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

The following chart summarizes the applicable bank regulatory capital requirements. Regions' capital ratios at March 31, 2004 and 2003, substantially exceeded all regulatory requirements.
		Well
	Minimum	Capitalized	Regions at	Regions at
	Regulatory	Regulatory	March 31,	March 31,
	Requirement	Requirement	2004	2003

Tier 1 capital to risk-adjusted assets	4.00%	6.00%	9.26%	9.17%
Total risk-based capital to risk-adjusted assets	8.00	10.00	13.87	14.03
Tier 1 leverage ratio	3.00	5.00	7.34	7.03

OPERATING RESULTS

Net income for the first quarter of 2004 totaled $168.5 million or $0.75 per diluted share, a 6% increase (on a per share diluted basis) over the same period in 2003. Compared to the fourth quarter of 2003, net income increased 11%, annualized (on a per share diluted basis). Annualized return on stockholders' equity for the first quarter of 2004 was 15.14% compared to 15.23% for the same period in 2003. Annualized return on assets for the first quarter of 2004 was 1.39% compared to 1.34% for the first quarter of 2003.

NET INTEREST INCOME

The following table presents a summary of net interest income for the quarters ended March 31, 2004, December 31, 2003, and March 31, 2003.
(dollar amounts in thousands)	March 31,	December 31,	March 31,
	2004	2003	2003

Interest income	$535,682	$540,277	$575,986
Interest expense	156,685	160,759	216,083

Net interest income	378,997	379,518	359,903

Tax equivalent adjustment	16,414	17,313	17,083

Net interest income (taxable equivalent)	$395,411	$396,831	$376,986

Net interest margin	3.56%	3.54%	3.50%

Net interest income (taxable equivalent basis) for the first quarter of 2004 increased $18.4 million, or 5%, compared to the same period in 2003 and remained flat compared to the fourth quarter of 2003. The increase in net interest income compared to the first quarter of 2003 is due primarily to increases in average earning assets and improved spreads on these earning assets. The net yield on interest-earning assets (taxable equivalent basis) was 3.56% in the first quarter of 2004 compared to 3.50% during the same period in 2003 and 3.54% during the fourth quarter of 2003. The yield on interest earning assets declined 53 basis points in the first quarter of 2004, while the rate on interest bearing liabilities declined 65 basis points, compared to the first quarter of 2003.

Analysis of Changes in Net Interest Income
	Three months ended March 31,

(in thousands)	2004 over 2003

	Volume	Yield/Rate	Total

Increase (decrease) in:
Interest income on:
Loans	$16,779	$(43,664)	$(26,885)
Federal funds sold	(123)	(528)	(651)
Taxable securities	791	(9,604)	(8,813)
Non-taxable securities	(1,173)	401	(772)
Other earning assets	(2,116)	(1,067)	(3,183)

Total	14,158	(54,462)	(40,304)
Interest expense on:
Savings deposits	4	(350)	(346)
Other interest-bearing deposits	(3,060)	(47,387)	(50,447)
Borrowed funds	2,997	(11,602)	(8,605)

Total	(59)	(59,339)	(59,398)

Increase (decrease) in net interest income	$14,217	$ 4,877	$ 19,094

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

The overall level of market risk taking activity within Regions has recently reached the minimum threshold level as determined by the Federal Reserve Bank which will require future compliance with the 1996 market risk amendment to the Basel Capital Accord. As a result, Regions is in process of implementing the protocols and processes necessary to meet the market risk measurement and risk management objectives of the Accord.

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

Off-balance sheet items are used to mitigate the risk of changes in the values of selected assets and liabilities resulting from changes in interest rates. The effect of these economic hedges is included in the simulations of net interest income.

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

Exposure to Interest Rate Movements. Based on the foregoing discussion, management has estimated the potential effect of shifts in interest rates on net interest income. As of March 31, 2004, Regions maintains a slightly asset sensitive position to gradual rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that a gradual (over six months beginning at March 31, 2004) parallel interest rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period for 2003 are presented for comparison purposes.
Gradual	March 31, 2004		March 31, 2003

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 36,000	2.4%	$15,000	1.0%
+100	16,000	1.1	9,000	0.6
-100	(10,000)	(0.7)	(15,000)	(1.1)
-200	(25,000)	(1.6)	(54,000)	(3.7)

As of March 31, 2004, Regions maintains a slightly asset sensitive position to instantaneous rate shifts of plus or minus 100 and 200 basis points. The following table demonstrates the expected effect that an instantaneous parallel rate shift would have on Regions' annual net interest income. Results of the same analysis for the comparable period of 2003 are presented for comparison purposes.
Instantaneous	March 31, 2004		March 31, 2003

	$ Change in	% Change in	$ Change in	% Change in
Change in	Net Interest	Net Interest	Net Interest	Net Interest
Interest Rates	Income	Income	Income	Income

(in basis points)	(dollar amounts in thousands)
+200	$ 53,000	3.5%	$ 39,000	2.7%
+100	26,000	1.7	25,000	1.7
-100	(12,000)	(0.8)	(33,000)	(2.2)
-200	(40,000)	(2.6)	(100,000)	(6.8)

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

Regions has made use of interest rate swaps and interest rate options to convert a portion of its fixed-rate funding position to a variable rate. Regions also uses derivatives to manage interest rate and pricing risk associated with its mortgage origination business. Futures contracts and forward sales commitments are used to protect the value of the loan pipeline from changes in interest rates. In the period of time that elapses between the origination and sale of mortgage loans, changes in interest rates have the potential to cause a decline in the value of the loans in this held for sale portfolio. Futures and forward sale commitment positions are used to protect the Company from the risk of such adverse changes. The change in value of the contracts used to mitigate interest rate risk is expected to be highly effective in offsetting the change in value of specific assets and liabilities over the life of the relationship.

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

Morgan Keegan trades for its own account in corporate and tax-exempt securities and U.S. government, agency and guaranteed securities. Most of these transactions are entered into to facilitate the execution of customers' orders to buy or sell these securities. In addition, it trades certain equity securities in order to "make a market" in these securities. Morgan Keegan's trading activities require the commitment of capital. All principal transactions place the subsidiary's capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. In some cases, in order to mitigate the risks of carrying inventory, Morgan Keegan enters into a low level of activity involving U.S. Treasury note futures.

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

Morgan Keegan will occasionally economically hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which are included in securities sold, not yet purchased at market value. At March 31, 2004, Morgan Keegan had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements.

In the normal course of business, Morgan Keegan enters into underwriting and forward and future commitments. At March 31, 2004, the contract amounts of futures contracts were $34 million to purchase and $285 million to sell U.S. Government and municipal securities. Morgan Keegan typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments is not expected to have a material effect on Regions' consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Regions' exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses was $15.0 million or .19% (annualized) of average loans in the first quarter of 2004 compared to $31.5 million or .41% (annualized) of average loans in the first quarter of 2003 and $30.0 million or .37% (annualized) of average loans in the fourth quarter of 2003. The provision for loan losses recorded in the first quarter of 2004 was based on management's assessment of inherent losses associated with the loan portfolio and management's evaluation of current and future economic conditions (see "ALLOWANCE FOR LOAN LOSSES").

NON-INTEREST INCOME

The following table presents a summary of non-interest income for the quarters ended March 31, 2004, December 31, 2003, and March 31, 2003.
	March 31,	December 31,	March 31,
(in thousands)	2004	2003	2003

Brokerage and investment banking	$138,203	$135,634	$125,027
Trust department income	20,691	17,797	17,106
Service charges on deposit accounts	71,868	73,042	69,725
Mortgage servicing and origination fees	23,491	22,514	28,228
Securities gains (losses)	12,803	(2)	9,898
Insurance premiums and commissions	23,155	19,614	19,661
Gain on sale of mortgage loans	41,236	38,160	28,475
Derivative income	964	4,170	5,483
Other	33,073	20,440	37,986

Total non-interest income	$365,484	$331,369	$341,589

Total non-interest income (excluding securities transactions) increased $21.0 million or 6% in the first quarter of 2004 compared to the first quarter of 2003 due primarily to increases in brokerage and investment banking income, trust fees and gains on sale of mortgage loans. Compared to the fourth quarter of 2003, total non-interest income (excluding securities transactions) increased $21.3 million or 6% due to increases in substantially all categories of non-interest income.

BROKERAGE AND INVESTMENT BANKING

Brokerage and investment banking income reflected an increase of $13.2 million in the first quarter of 2004 compared to the same period in 2003 due primarily to growth in the private client business and equity capital markets, partially offset by a decline in the fixed-income markets. Compared to the fourth quarter of 2003, brokerage and investment banking income increased $2.6 million as revenues from the private client business continued to increase, partially offset by the continued slowing of the fixed-income markets.

The following table shows the breakout of revenue by division contributed by Morgan Keegan for the three months ended March 31, 2004, December 31, 2003, and March 31, 2003.

Morgan Keegan
Breakout of Revenue by Division

(dollar amounts in thousands)	Private Client	Fixed-income Capital Markets	Equity Capital Markets	Regions MK Trust	Investment Advisory	Interest & Other

Three months ended March 31, 2004:
$ amount of revenue	$60,064	$50,464	$15,520	$17,590	$19,792	$13,040
% of gross revenue	34.0%	28.6%	8.8%	10.0%	11.2%	7.4%

Three months ended December 31, 2003:
$ amount of revenue	$49,386	$52,659	$20,935	$14,873	$20,318	$13,586
% of gross revenue	28.8%	30.7%	12.2%	8.7%	11.8%	7.9%

Three months ended March 31, 2003:
$ amount of revenue	$40,720	$65,546	$ 9,673	$15,158	$14,803	$13,963
% of gross revenue	25.5%	41.0%	6.1%	9.5%	9.3%	8.7%

The following table shows the components of revenue contributed by Morgan Keegan for the three months ended March 31, 2004, December 31, 2003, and March 31, 2003.

Morgan Keegan Summary Income Statement

(dollar amounts in thousands)	Three months ended Mar. 31, 2004	Three months ended Dec. 31, 2003	Three months ended Mar. 31, 2003	% Change from Dec. 31, 2003	% Change from Mar. 31, 2003

Revenues:
Commissions	$43,965	$41,503	$34,175	5.9%	28.6%
Principal transaction	53,838	51,010	68,015	5.5	(20.8)
Investment banking	24,545	28,064	12,184	(12.5)	101.5
Interest	12,636	12,434	12,925	1.6	(2.2)
Trust fees and services	17,591	14,873	15,158	18.3	16.1
Investment advisory	18,683	19,210	13,616	(2.7)	37.2
Other	5,212	4,663	3,790	11.8	37.5

Total revenues	176,470	171,757	159,863	2.7	10.4

Expenses:
Interest expense	7,397	6,761	7,517	9.4	(1.6)
Non-interest expense	135,614	133,110	126,226	1.9	7.4

Total expenses	143,011	139,871	133,743	2.2	6.9

Income before income taxes	33,459	31,886	26,120	4.9	28.1

Income taxes	12,540	11,988	9,687	4.6	29.5

Net income	$20,919	$19,898	$16,433	5.1%	27.3%

TRUST INCOME

Trust department income for the first quarter of 2004 increased $3.6 million or 21% compared to the first quarter of 2003 and $2.9 million or 16% compared to the fourth quarter of 2003 due primarily to better performance in the financial markets and increases in trust assets.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $2.1 million or 3% in the first quarter of 2004 over the same period in 2003 due to management's continued focus on fee collection efforts. Compared to the fourth quarter of 2003, service charges on deposit accounts decreased $1.2 million or 2%.

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

For the first quarter of 2004, mortgage servicing and origination fees decreased $4.7 million or 17% compared to the same period of 2003 due to a decrease in production levels and fewer loans serviced. Compared to the fourth of 2003, mortgage servicing and origination fees increased $977,000 or 4%. Single-family mortgage production was $1.7 billion in the first quarter of 2004, compared to $2.2 billion in the first quarter of 2003 and $1.9 billion in the fourth quarter of 2003. The mortgage company's servicing portfolio totaled $15.9 billion at March 31, 2004, compared to $17.1 billion at March 31, 2003, and $16.1 billion at December 31, 2003.

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
	Three Months Ended
(dollar amounts in thousands)	March 31,	March 31,
	2004	2003

Balance at beginning of year	$166,346	$147,487
Additions	7,510	15,272
Amortization	(9,257)	(11,472)

	164,599	151,287
Valuation adjustment	(51,500)	(40,500)

Balance at end of period	$113,099	$110,787

Mortgage servicing asset as a percent of servicing portfolio	0.71%	0.65%

The changes in the valuation allowance for servicing assets for the three months ended March 31, 2004 and 2003 were as follows:
	Three Months Ended
(in thousands)	March 31,	March 31,
	2004	2003

Balance at beginning of the year	$39,500	$40,500
Provisions for impairment valuation	12,000	-0-

Balance at end of the period	$51,500	$40,500

SECURITIES GAINS

Securities gains for the first quarter of 2004 totaled $12.8 million compared to $9.9 million for the same period of 2003. Securities gains in the first quarter of 2004 are related to the sale of agency securities that served as economic hedges for the impairment of mortgage servicing rights.

OTHER INCOME

The components of other income consist mainly of fees and commissions, insurance premiums, customer derivative fees and gains related to the sale of mortgage loans. Other non-interest income for the first quarter of 2004 increased $6.8 million over the first quarter of 2003 and $16.0 million over the fourth quarter of 2003 due primarily to strong performance by Regions' insurance operations and higher gains resulting from mortgage banking activities. Also affecting these increases were net gains of $3.3 million recorded in other non-interest income in the first and fourth quarter of 2003 from the securitization and sale of indirect auto consumer loans.

NON-INTEREST EXPENSE

The following table presents a summary of non-interest expense for the quarters ended March 31, 2004, December 31, 2003, and March 31, 2003.
(in thousands)	March 31,	December 31,	March 31,
	2004	2003	2003

Salaries and employee benefits	$290,923	$278,862	$272,619
Net occupancy expense	27,800	27,748	25,712
Furniture and equipment expense	18,130	20,374	20,312
Impairment of MSRs	12,000	-0-	-0-
Other	142,247	124,963	129,531

Total non-interest expense	$491,100	$451,947	$448,174

Total non-interest expense increased $42.9 million or 10% in the first quarter of 2004 compared to the first quarter of 2003 and $39.2 million or 9% compared to the fourth quarter of 2003 due primarily to increased salaries and employee benefits, expenses associated with new branch offices, and increases in other miscellaneous expenses. Also contributing to these increases was an impairment charge on mortgage servicing rights of $12.0 million recorded in the first quarter of 2004.

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits were up $18.3 million or 7% in the first quarter of 2004 compared to the same period in 2003, due to increased benefit plan costs, incentives, and normal merit increases. Compared to the fourth quarter of 2003, salaries and employee benefits increased $12.1 million or 4% due primarily to payroll taxes incurred in the first quarter of each year and normal first quarter compensation increases. As of March 31, 2004, Regions had 16,259 full-time equivalent employees.

NET OCCUPANCY EXPENSE

Net occupancy expense includes rents, depreciation and amortization, utilities, maintenance, insurance, taxes and other expenses of premises occupied by Regions and its affiliates. Regions' affiliates operate banking offices in Alabama, Arkansas, Florida, Georgia, Louisiana, North Carolina, South Carolina, Tennessee, and Texas.

Net occupancy expense increased $2.1 million or 8% in the first quarter of 2004 over the first quarter of 2003 due to expenses related to new and acquired branch offices. Net occupancy expense increased slightly compared to fourth quarter of 2003.

FURNITURE AND EQUIPMENT EXPENSE

Furniture and equipment expense during the first quarter of 2004 decreased $2.2 million compared to the same period in 2003 and compared to year-end 2003 due primarily to lower expenses related to computer equipment.

OTHER EXPENSES

The significant components of other expense include other non-credit losses, amortization and impairment of mortgage servicing rights and computer and other outside services. Other non-interest expense increased $24.7 million or 19% in the first quarter of 2004 compared to the same period in 2003 due primarily to a $12.0 million impairment charge on mortgage servicing rights recorded in the first quarter of 2004. Other increases included legal and professional fees and origination costs associated with mortgage subsidiaries. Compared to the fourth quarter of 2003, other non-interest expense increased $29.3 million or 23% due primarily to the first quarter impairment charge and minority interest expense of approximately $12 million recorded annually in the first quarter.

APPLICABLE INCOME TAXES

Income tax expense for the first quarter of 2004 increased $6.6 million compared to the first quarter of 2003 and $4.7 million compared to the fourth quarter of 2003 due to higher levels of income before taxes and a higher effective tax rate. Regions effective tax rate for the first quarter of 2004 was 29.3% compared to 28.5% in the first quarter and fourth quarter of 2003.

From time to time Regions engages in business plans that may also have an effect on its tax liabilities. While Regions has obtained the opinion of advisors that the tax aspects of these strategies should prevail, examination of Regions' income tax returns or changes in tax law may impact the tax benefits of these plans.

Periodically, Regions invests in pass-through investment vehicles that generate tax credits, principally low-income housing credits, which directly reduce Regions' federal income tax liability. Congress has legislated these tax credit programs to encourage capital inflows to these investment vehicles. The amount of tax benefit recognized to these tax credits was $6.0 million and $6.2 million for the three months ended March 31, 2004 and 2003, respectively.

During the fourth quarter of 2000, Regions recapitalized a mortgage-related subsidiary by raising Tier 2 capital, which resulted in a reduction in taxable income of that subsidiary attributable to Regions. The reduction in the taxable income of this subsidiary attributable to Regions is expected to result in a lower effective tax rate applicable to the consolidated taxable income before taxes of Regions for future periods. The impact on Regions' effective tax rate applicable to consolidated income before taxes of the reduction in the subsidiary's taxable income attributable to Regions will, however, depend on a number of factors, including, but not limited to, the amount of assets in the subsidiary, the yield of the assets in the subsidiary, the cost of funding the subsidiary, possible loan losses in the subsidiary, the level of expenses of the subsidiary, the level of income attributable to obligations of states and political subdivisions, and various other factors. The amount of federal and state tax benefits recognized related to the recapitalized subsidiary was $11.2 million and $10.5 million for the three months ended March 31, 2004 and 2003, respectively.

Regions has segregated a portion of its investment securities and intellectual property into separate legal entities organized in Delaware in order to, among other business purposes, protect such intangible assets from inappropriate claims of Regions' creditors, and to maximize the return on such assets by the professional and focused management thereof. Regions has recognized state tax benefits related to these legal entities of $3.1 million and $3.4 million for the three months ended March 31, 2004 and 2003, respectively.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Reference is made to pages 33 through 36 'Market Risk' included in Management's Discussion and Analysis.

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

PART II. OTHER INFORMATION

Item 2. Issuer Purchase of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs(1)

January 1, 2004 -
January 31, 2004				11,211,000

February 1, 2004 -
February 29, 2004	119,000	$36.82	119,000	11,092,000

March 1, 2004 -
March 31, 2004	4,035,000	$37.79	4,035,000	7,057,000

Total	4,154,000	$37.77	4,154,000

(1) On July 17, 2003, Regions announced that its Board of Directors had authorized the repurchase of up to 12.6 million shares of Regions' common stock through open market transactions.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Bylaws as last amended on January 22, 2004.

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K, dated January 16, 2004, was furnished under items 9 and 12 in connection with the Registrant's results of operations for the quarter and year ended December 31, 2003.

A report on Form 8-K, dated January 22, 2004, was filed on January 26, 2004, under item 5 concerning the Registrant's proposed merger with Union Planters Corporation.

A report on Form 8-K, dated January 22, 2004, was filed on January 30, 2004, under item 5 concerning the Registrant's proposed merger with Union Planters Corporation.

A report on Form 8-K, dated February 11, 2004, was furnished under item 9 in connection with the Registrant's presentation to institutional investors in scheduled meetings during the month of February 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Regions Financial Corporation

DATE: May 7, 2004

/s/ Ronald C. Jackson
Ronald C. Jackson
Senior Vice President and Comptroller
(Chief Accounting Officer and
Duly Authorized Officer)